Form 10-Q
period 2010-03-31
SPS COMMERCE INC
filed 2010-05-17
CIK 1092699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                      to
Commission file number 001-34702
SPS COMMERCE, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	41-2015127 (I.R.S. Employer Identification No.)
333 South Seventh Street, Suite 1000, Minneapolis, MN 55402
(Address of Principal Executive Offices, Including Zip Code)
(612) 435-9400
(Registrant’s Telephone Number, Including Area Code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐      No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.0001 per share	11,605,534 shares

Class	Outstanding at April 30, 2010

SPS COMMERCE, INC.
QUARTERLY REPORT ON FORM 10-Q
SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION
     This Quarterly Report on Form 10-Q contains forward-looking statements regarding us, our business prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described under the heading “Risk Factors” included in the final prospectus for our initial public offering dated April 22, 2010 as filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Commission that advise interested parties of the risks and factors that may affect our business.

PART I. — FINANCIAL INFORMATION

Item 1.	Financial Statements
SPS COMMERCE, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share amounts)

	March 31,	December 31,
	2010	2009
	(unaudited)	(see Note A)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,996	$5,931
Accounts receivable, less allowance for doubtful accounts of $231 and $226	5,125	4,766
Deferred costs, current	4,259	4,126
Prepaid expenses and other current assets	2,013	1,440

Total current assets	17,393	16,263
PROPERTY AND EQUIPMENT, net	2,311	2,520
GOODWILL	1,166	1,166
INTANGIBLE ASSETS, net	290	290
OTHER ASSETS
Deferred costs, net of current portion	1,719	1,617
Other non-current assets	61	63

	$22,940	$21,919

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Current portion of long-term debt	$886	$837
Line of credit	1,600	1,500
Accounts payable	1,208	1,345
Accrued compensation and benefits	2,667	3,005
Accrued expenses and other current liabilities	1,457	1,196
Current portion of deferred revenue	3,593	3,407

Total current liabilities	11,411	11,290
LONG-TERM DEBT, less current portion	146	355
OTHER LIABILITIES
Deferred revenue, less current portion	4,158	4,025
Other non-current liabilities	943	937

Total liabilities	16,658	16,607

REDEEMABLE CONVERTIBLE PREFERRED STOCK
Series A redeemable convertible preferred stock, $0.001 par value, 1,182,217 shares authorized, 1,154,151 shares issued and outstanding; aggregate liquidation preference of $10,000	37,676	37,676
Series B redeemable convertible preferred stock, $0.001 par value, 6,274,329 shares authorized, 5,688,116 shares issued and outstanding, aggregate liquidation preference of $21,112	20,658	20,658
Series C redeemable convertible preferred stock, $0.001 par value, 1,602,000 shares authorized, 1,251,559 shares issued and outstanding, aggregate liquidation preference of $7,500	7,444	7,444

Total redeemable convertible preferred stock	65,778	65,778
STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 13,442,303 shares authorized; 327,113 shares issued and outstanding	—	—

Additional paid-in capital	5,237	5,186
Accumulated deficit	(64,733)	(65,652)

Total stockholders’ equity (deficit)	(59,496)	(60,466)

	$22,940	$21,919

The accompanying notes are an integral part of these financial statements.

SPS COMMERCE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the Three Months Ended
	March 31,
	2010	2009
	(unaudited)	(unaudited)
Revenues	$10,243	$8,531
Cost of revenues	2,981	2,837

Gross profit	7,262	5,694
Operating expenses
Sales and marketing	3,507	3,075
Research and development	1,043	1,044
General and administrative	1,665	1,652

Total operating expenses	6,215	5,771

Income (loss) from operations	1,047	(77)
Other income (expense)
Interest expense	(45)	(89)
Other income (expense)	(18)	123

Total other income (expense)	(63)	34
Income tax expense	(65)	(11)

Net income (loss)	$919	$(54)

Net income (loss) per share
Basic	$2.81	$(0.16)
Fully diluted	$0.10	$(0.16)
Weighted average common shares used to compute net income (loss) per share
Basic	327	331
Fully diluted	9,525	331
The accompanying notes are an integral part of these financial statements.

SPS COMMERCE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Three Months Ended
	March 31,
	2010	2009
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income (loss)	$919	$(54)
Reconciliation of net income (loss) to net cash provided by operating activities
Depreciation and amortization	340	440
Provision for doubtful accounts	102	98
Stock-based compensation	51	48
Change in carrying value of preferred stock warrants	27	(115)
Other	2	8
Changes in assets and liabilities
Accounts receivable	(460)	(166)
Prepaid expenses and other current assets	(573)	(9)
Other assets	—	(6)
Deferred costs	(235)	(16)
Accounts payable	(137)	269
Deferred revenue	319	423
Accrued compensation and benefits	(338)	286
Accrued expenses and other current liabilities	237	(12)

Net cash provided by operating activities	254	1,194
Cash flows from investing activities
Purchases of property and equipment	(130)	(68)

Net cash flows used in investing activities	(130)	(68)
Cash flows from financing activities
Borrowings on line of credit	4,450	3,900
Payments on line of credit	(4,350)	(3,850)
Payments on equipment loans	(138)	(215)
Payments on term loan	—	(167)
Payments of capital lease obligations	(21)	(196)

Net cash flows used in financing activities	(59)	(528)

Net increase in cash and cash equivalents	65	598
Cash and cash equivalents at beginning of period	5,931	3,715

Cash and cash equivalents at end of period	$5,996	$4,313

The accompanying notes are an integral part of these financial statements.

SPS COMMERCE, INC.
Notes to Condensed Financial Statements (Unaudited)
NOTE A — General
Business Description
     We are a leading provider of on-demand supply chain management solutions, providing integration, collaboration, connectivity, visibility and data analytics to thousands of customers worldwide. We provide our solutions through SPSCommerce.net, a hosted software suite that improves the way suppliers, retailers, distributors and other customers manage and fulfill orders. We deliver our solutions to our customers over the Internet using a Software-as-a-Service model and derive the majority of our revenues from thousands of monthly recurring subscriptions from businesses that utilize our solutions.
Basis of Presentation
     The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these condensed financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. We have included all normal recurring adjustments considered necessary to give a fair statement of our financial position, results of operations and cash flows for the interim periods shown. Operating results for these interim periods are not necessarily indicative of the results to be expected for the full year. The December 31, 2009 balance sheet data was derived from our audited financial statements at that date. For further information, refer to the financial statements and accompanying notes for the year ended December 31, 2009 included in the final prospectus for our initial public offering dated April 22, 2010 as filed with the Securities and Exchange Commission.
Use of Estimates
     Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
Significant Accounting Policies
     During the three months ended March 31, 2010, there were no significant changes in our significant accounting policies. See Note A to our financial statements included in the final prospectus for our initial public offering dated April 22, 2010 as filed with the Securities and Exchange Commission for additional information regarding our significant accounting policies.
Recent Accounting Pronouncements
     In May 2009, the FASB issued ASC 855, Subsequent Events. ASC 855 incorporates guidance into accounting literature that was previously addressed only in auditing standards. The statement refers to subsequent events that provide additional evidence about conditions that existed at the balance-sheet date as “recognized subsequent events”. Subsequent events that provide evidence about conditions that arose after the balance-sheet date but prior to the issuance of the financial statements are referred to as ‘non-recognized subsequent events”. The disclosure requirements of ASC 855 are effective for interim and annual periods ending after June 15, 2009. In February 2010, ASU 2010-09, Subsequent Events (Topic 855), Amendments to Certain Recognition and Disclosure Requirements, was issued to clarify disclosure requirements and align with SEC subsequent event disclosure guidelines. We have adopted this new standard.

     In June 2009, the FASB issued guidance that establishes the FASB Accounting Standards Codification (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP). Use of the new Codification is effective for interim and annual periods ending after September 15, 2009. We have used the new Codification in reference to GAAP in this report.
     In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force. This guidance modifies the fair value requirements of ASC subtopic 605-25, Revenue Recognition-Multiple Element Arrangements, by allowing the use of the “best estimate of selling price” in addition to Vendor Objective Evidence (now referred to as third-party evidence or TPE) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted.
     In October 2009, the FASB issued ASU No. 2009-14, Software (ASC Topic 985), Certain Revenue Arrangements That Include Software Elements, a consensus of the FASB Emerging Issues Task Force. This guidance modifies the scope of ASC subtopic 965-605, Software-Revenue Recognition, to exclude from its requirements (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality.
     ASU No. 2009-13 and ASU No. 2009-14 both require expanded qualitative and quantitative disclosures and are effective for fiscal years beginning on or after June 15, 2010. However, companies may elect to adopt the updated requirements as early as interim periods ended September 30, 2009. These updates may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively. We are currently evaluating the impact of adopting these updates.
NOTE B — Financial Statement Components
Intangible Assets
     Intangible assets included the following (in thousands):

	March 31, 2010			December 31, 2009
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Subscriber relationships	$1,930	$(1,930)	$—	$1,930	$(1,930)	$—
Covenants not-to-compete	580	(290)	290	580	(290)	290

	$2,510	$(2,220)	$290	$2,510	$(2,220)	$290

     There was no amortization expense for intangible assets for the three months ended March 31, 2010. Amortization expense was $144,000 for the three months ended March 31, 2009.
Accounts Payable
     Accounts payable included the following (in thousands):

	March 31,	December 31,
	2010	2009
Costs incurred for initial public offering	$94	$318
Other accounts payable	1,114	1,027

	$1,208	$1,345

Accrued Expenses and Other Current Liabilities
     Accrued expenses and other current liabilities included the following (in thousands):

	March 31,	December 31,
	2010	2009
Costs accrued for initial public offering	$704	$377
Other accrued expenses and other current liabilities	753	819

	$1,457	$1,196

Note C — Fair Value of Financial Instruments
     The carrying amounts of our financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable and other accrued expenses, approximate their fair values due to their short maturities. Based on borrowing rates currently available to us for loans with similar terms, the carrying value of our debt and capital lease obligations approximates fair value.
     ASC 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also describes three levels of inputs that may be used to measure fair value:
•	Level 1 — quoted prices in active markets for identical assets and liabilities.

•	Level 2 — observable inputs other than quoted prices in active markets for identical assets and liabilities.

•	Level 3 — unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.
     The table below presents our assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 (in thousands):

	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$5,996	$5,996	$—	$—
Preferred stock warrants	$596	$—	$—	$596
     The following is a reconciliation of the fair value of our preferred stock warrants (in thousands):

Fair value at December 31, 2009	$569
Total losses recognized	27

Fair value at March 31, 2010	$596

Note D — Debt
     We have maintained a credit facility with BlueCrest Venture Finance Master Fund Limited which has provided us a series of equipment and term loans as well as a revolving line of credit. We have terminated this credit facility, effective March 31, 2010, such that no new borrowings will be made and all outstanding indebtedness will be repaid according to its terms. The amount of the revolving loan commitment was $3.5 million, subject to borrowing base limitations. As of March 31, 2010, the maximum amount we could borrow under the revolving line of credit was $1.6 million, all of which we had borrowed and was outstanding at an interest rate of 9% per annum.

Note E — Preferred Stock Warrants
     At March 31, 2010 and December 31, 2009, we had warrants outstanding to purchase 68,201 shares of our Series B redeemable convertible preferred stock. These warrants have an exercise price of $3.67 per share and expire on dates ranging from May 2011 to February 2016.
     We are required to classify these outstanding warrants as a liability in our balance sheets and record adjustments to their fair value as income or expense in our statements of operations. The warrants are subject to revaluation at each balance sheet date and any change in fair value is recognized as a component of other income (expense) until their conversion to common stock warrants upon completion of our initial public offering (see Note I). Accordingly, we recorded other expense of $27,000 and other income of $115,000 for the three months ended March 31, 2010 and 2009, respectively, for changes in the fair market value of these warrants.
Note F — Stock-Based Compensation
     Our 2001 Stock Option Plan provides for the grant of incentive and nonqualified stock options to employees, non-employee directors and other consultants who provide services to us. Stock options generally vest over three to four years and have a contractual term of ten years from the date of grant. At March 31, 2010 there were approximately 123,000 options available for grant under approved stock option plans.
     We recorded stock-based compensation expense of $51,000 and $48,000 for the three months ended March 31, 2010 and 2009, respectively. The expense was allocated as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Cost of revenues	$10	$12
Operating expenses:
Sales and marketing	17	15
Research and development	1	1
General and administrative	23	20

Total stock-based compensation expense	$51	$48

     Stock option activity was as follows:

		Weighted Average
	Options	Exercise Price
	(#)	($/share)
Outstanding at December 31, 2009	1,248,205	$1.65
Forfeited	(479)	213.81

Outstanding at March 31, 2010	1,247,726	1.57

     There were no options granted or exercised during the three months ended March 31, 2010.

Note G — Income Taxes
     We recorded a provision for income taxes of $65,000 and $11,000 for the three months ended March 31, 2010 and 2009, respectively. We record our interim provision for income taxes based on our estimated annual effective tax rate for the year. Our provision for income taxes includes estimated federal alternative minimum taxes and state income taxes, as well as deferred tax expense resulting from the book and tax basis difference in goodwill from a prior asset acquisition.
     As of December 31, 2009, we had net operating loss carryforwards of $53.4 million for U.S. federal tax purposes and $32.5 million for state tax purposes. These loss carryforwards expire between 2010 and 2029. Section 382 of the U.S. Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that might be used to offset taxable income when a corporation has undergone significant changes in stock ownership. We believe that $17.6 million of the $53.4 million Federal losses will expire unused due to Section 382 limitations. Therefore, we have reduced the deferred tax asset relating to our NOL carryforwards by $17.6 million.
     Realization of our net operating loss carryforwards and other deferred tax temporary differences are contingent upon future taxable earnings. Our net deferred tax assets have been reduced fully by a valuation allowance, as realization is not considered to be likely based on an assessment of the history of losses and the likelihood of sufficient future taxable income. Our deferred tax liability relates to goodwill created in a prior asset acquisition which is deductible for tax purposes.
     We are subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. As of March 31, 2010, we are no longer subject to U.S. federal tax examinations for tax years before 2006. We are subject to state tax audits until the applicable statutes of limitations expire.
     As of March 31, 2010, we do not have any unrecognized tax benefits. It is our practice to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We do not expect any material changes in our unrecognized tax positions over the next 12 months.
Note H — Net Income (Loss) Per Share
     Net income (loss) per share has been computed using the weighted average number of shares of common stock outstanding during each period. Diluted amounts per share include the impact of outstanding potential common shares, such as options and warrants and redeemable convertible preferred stock. Potential common shares that are anti-dilutive are excluded from the calculation of diluted net income (loss) per common share.
     The following table presents the components of the computation of basic and diluted net income (loss) per share for the periods indicated (dollars in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2010	2009
Numerator:

Net income (loss)	$919	$(54)

Denominator:
Weighted average common shares outstanding, basic	327,113	331,229
Options and warrants to purchase common and preferred stock	1,103,602	—
Redeemable convertible preferred stock	8,093,826	—

Weighted average common shares outstanding, diluted	9,524,541	331,229

Net income (loss) per share:
Basic	$2.81	$(0.16)

Diluted	$0.10	$(0.16)

     The following outstanding options, warrants and redeemable convertible preferred stock were excluded from the computation of diluted net income (loss) per share for the periods indicated because they were anti-dilutive:

	Three Months Ended
	March 31,
	2010	2009
Options and warrants to purchase common and preferred stock	849	1,334,773
Redeemable convertible preferred stock	—	8,164,956
Note I — Subsequent Events
Reverse Stock Split
     On April 13, 2010, we effected a 0.267 for 1 reverse stock split in the form of a combination of our outstanding stock. All shares and per share amounts in the accompanying financial statements and notes have been retroactively adjusted for all periods presented to give effect to the reverse stock split.
Initial Public Offering
     On April 27, 2010, we completed our initial public offering of 4,711,198 shares of common stock at an offering price of $12.00 per share. We issued and sold 3,114,504 shares, including 614,505 shares sold pursuant to the exercise in full of the underwriters’ over-allotment option, and the selling stockholders sold 1,596,694 shares. We received proceeds of approximately $33.0 million, after payment of underwriting discounts and commissions and legal, accounting and other fees incurred in connection with the offering. On April 30, 2010, approximately $555,000 of the net proceeds was used to repay principal and interest on certain outstanding equipment loans.
     At the close of the initial public offering, our outstanding shares of redeemable convertible preferred stock were automatically converted into 8,093,826 shares of common stock and a warrant to purchase 68,201 shares of redeemable convertible preferred stock was converted into a warrant to purchase 68,201 shares of common stock. Accordingly, the related warrant liability of approximately $596,000 was transferred to additional paid-in capital in our balance sheets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     We are a leading provider of on-demand supply chain management solutions, providing integration, collaboration, connectivity, visibility and data analytics to thousands of trading partners worldwide. We provide our solutions through SPSCommerce.net, a hosted software suite that improves the way suppliers, retailers, distributors and other trading partners manage and fulfill orders. We deliver our solutions to our customers over the Internet using a Software-as-a-Service model.
     We plan to grow our business by further penetrating the supply chain management market, increasing revenues from our customers as their businesses grow, expanding our distribution channels, expanding our international presence and developing new solutions and applications. We also intend to selectively pursue acquisitions that will add customers, allow us to expand into new regions or industries or allow us to offer new functionalities.
Initial Public Offering
     On April 27, 2010, we completed our initial public offering of 4,711,198 shares of common stock at an offering price of $12.00 per share. We issued and sold 3,114,504 shares, including 614,505 shares sold pursuant to the exercise in full of the underwriters’ over-allotment option, and the selling stockholders sold 1,596,694 shares. We received proceeds of approximately $33.0 million, after payment of underwriting discounts and commissions and legal, accounting and other fees incurred in connection with the offering. On April 30, 2010, approximately $555,000 of the net proceeds was used to repay principal and interest on certain outstanding equipment loans.
Key Financial Terms and Metrics
     We have several key financial terms and metrics, including annualized average recurring revenues per recurring revenue customer and Adjusted EBITDA, which is a non-GAAP measure of financial performance. During the three months ended March 31, 2010, there were no changes in the definitions of our key financial terms and metrics, which are discussed in more detail under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the final prospectus for our initial public offering dated April 22, 2010 as filed with the Securities and Exchange Commission.
Critical Accounting Policies and Estimates
     This discussion of our financial condition and results of operations is based upon our financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe to be reasonable. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.
     We believe that of our significant accounting policies, the following accounting policies involve a greater degree of judgment, complexity and effect on materiality. A critical accounting policy is one that is both material to the presentation of our financial statements and requires us to make difficult, subjective or complex judgments for uncertain matters that could have a material effect on our financial condition and results of operations. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations:
•	revenue recognition;

•	allowance for doubtful accounts;

•	income taxes;

•	stock-based compensation; and

•	valuation of goodwill.

     During the three months ended March 31, 2010, there were no significant changes in our critical accounting policies or estimates. See Note A to our financial statements included elsewhere in this Quarterly Report on Form 10-Q and in the final prospectus for our initial public offering dated April 22, 2010 as filed with the Securities and Exchange Commission for additional information regarding our critical accounting policies, as well as a description of our other significant accounting policies.
Results of Operations
     The following table presents our results of operations for the periods indicated:

	Three Months Ended
	March 31,
	2010		2009		Change
(Dollars in thousands)		% of revenue		% of revenue	$	%
Revenues	$10,243	100.0%	$8,531	100.0%	$1,712	20.1%
Cost of revenues	2,981	29.1	2,837	33.3	144	5.1

Gross profit	7,262	70.9	5,694	66.7	1,568	27.5

Operating expenses:
Sales and marketing	3,507	34.2	3,075	36.0	432	14.0
Research and development	1,043	10.2	1,044	12.2	(1)	(0.1)
General and administrative	1,665	16.3	1,652	19.4	13	0.8

Total operating expenses	6,215	60.7	5,771	67.6	444	7.7

Income (loss) from operations	1,047	10.2	(77)	(0.9)	1,124	*

Other income (expense):
Interest expense	(45)	(0.4)	(89)	(1.0)	44	(49.4)
Other income (expense)	(18)	(0.2)	123	1.4	(141)	(114.6)

Total other income (expense)	(63)	(0.6)	34	0.4	(97)	(285.3)

Income tax expense	(65)	(0.6)	(11)	(0.1)	(54)	490.9

Net income (loss)	$919	9.0	$(54)	(0.6)	973	*

Due to rounding, totals may not equal the sum of the line items in the table above.

*	Percentage is not meaningful.
Three Months Ended March 31, 2010 compared to Three Months Ended March 31, 2009
     Revenues. Revenues for the three months ended March 31, 2010 increased $1.7 million, or 20%, to $10.2 million from $8.5 million for the same period in 2009. Our fiscal quarter ended March 31, 2010 represented our 37th consecutive quarter of increased revenues. The increase in revenues resulted from an 11% increase in recurring revenue customers to 11,392 at March 31, 2010 from 10,273 at March 31, 2009, as well as an 11% increase in annualized average recurring revenues per recurring revenue customer to $3,008 for the three months ended March 31, 2010 from $2,718 for the same period in 2009. The increase in average recurring revenues per recurring revenue customer was primarily attributable to increased fees resulting from increased usage of our solutions by our recurring revenue customers. Recurring revenues from recurring revenue customers accounted for 82% and 81% of our total revenues for the three months ended March 31, 2010 and 2009, respectively. We anticipate that average recurring revenues per recurring revenue customer will continue to increase as we increase the number of solutions we offer, such as the Trading Partner Intelligence solution we introduced in 2009, and increase the penetration of those solutions across our customer base.

     Cost of Revenues. Cost of revenues for the three months ended March 31, 2010 increased $144,000, or 5%, to $3.0 million from $2.8 million for the same period in 2009. The increase in costs was primarily attributable to higher costs of network services and depreciation. As a percentage of revenues, cost of revenues was 29% for the three months ended March 31, 2010 compared to 33% for the same period in 2009. This decrease, as a percentage of revenue, and the corresponding increase in gross margin, was due primarily to the increase in revenues as discussed above. Going forward, we anticipate that cost of revenues will increase in absolute dollars as we continue to build our business.
     Sales and Marketing Expenses. Sales and marketing expenses for the three months ended March 31, 2010 increased $432,000, or 14%, to $3.5 million from $3.1 million for the same period in 2009. The increase in sales and marketing expenses was due primarily to higher commissions earned by sales personnel from new business. As a percentage of revenues, sales and marketing expenses were 34% for the three months ended March 31, 2010 compared to 36% for the same period in 2009. The increased revenues in 2010 compared to 2009 allowed us to leverage our fixed sales and marketing expenses and contributed to the decrease in sales and marketing expenses as a percentage of revenues. As we work to grow our business, we will continue to add resources to our sales and marketing efforts over time, and we expect that these expenses will increase in absolute dollars.
     Research and Development Expenses. Research and development expenses for the three months ended March 31, 2010 were $1.0 million, which was comparable to the same period in 2009. As a percentage of revenues, research and development expenses were 10% for the three months ended March 31, 2010 compared to 12% for the same period in 2009 as the increased revenues contributed to the decrease in research and development expenses as a percentage of revenues. We expect research and development expenses will increase in absolute dollars as we continue to enhance and expand our solutions and applications.
     General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2010 were $1.7 million, which was comparable to the same period in 2009. As a percentage of revenues, general and administrative expenses were 16% for the three months ended March 31, 2010 compared to 19% for the same period in 2009. The increased revenues in 2010, compared to 2009, allowed us to leverage our fixed general and administrative expenses and contributed to the decrease in general and administrative expenses as a percentage of revenues. Going forward, we expect to incur additional general and administrative expenses associated with being a public company, including substantially higher legal, audit and insurance fees.
     Other Income (Expense). Interest expense for the three months ended March 31, 2010 decreased $44,000, or 49%, to $45,000 from $89,000 for the same period in 2009. The decrease in interest expense was principally due to reduced equipment borrowings. Other expense for the three months ended March 31, 2010 was $18,000 compared to other income of $123,000 for the same period in 2009. The other income (expense) change was driven by updating the value of our outstanding preferred stock warrants to fair market value as required by generally accepted accounting principles. We expect that there will be no further income or expense related to these warrants as they were converted to common stock warrants with the completion of our initial public offering in April 2010.
     Income Tax Expense. Income tax expense was $65,000 for the three months ended March 31, 2010 compared to $11,000 for the same period in 2009. We record our interim provision for income taxes based on our estimated annual effective tax rate for the year. Our provision for income taxes includes estimated federal alternative minimum taxes and state income taxes, as well as deferred tax expense resulting from the book and tax basis difference in goodwill from a prior asset acquisition.
     Adjusted EBITDA. Adjusted EBITDA, which is a non-GAAP measure of financial performance, consists of net income (loss) plus depreciation and amortization, interest expense, income tax expense and non-cash, share-based compensation expense. We use Adjusted EBITDA as a measure of operating performance because it assists us in comparing performance on a consistent basis, as it removes from our operating results the impact of our capital structure. We believe Adjusted EBITDA is useful to an investor in evaluating our operating performance because it is widely used to measure a company’s operating performance without regard to items such as depreciation and amortization, which can vary depending upon accounting methods and the book value of assets, and to present a meaningful measure of corporate performance exclusive of our capital structure and the method by which assets were acquired.

     The following table provides a reconciliation of net income (loss) to Adjusted EBITDA:

	Three Months Ended
	March 31,
(Dollars in thousands)	2010	2009
Net income (loss)	$919	$(54)
Depreciation and amortization	342	442
Interest expense	45	89
Income tax expense	65	11

EBITDA	1,371	488
Non-cash, share-based compensation expense	51	48

Adjusted EBITDA	$1,422	$536

Liquidity and Capital Resources
     At March 31, 2010, our principal sources of liquidity were cash and cash equivalents of $6.0 million and accounts receivable, net of allowance for doubtful accounts, of $5.1 million. Our working capital at March 31, 2010 was $6.0 million compared to $5.0 million at December 31, 2009. The increase in working capital from December 31, 2009 to March 31, 2010 resulted primarily from the following:
•	the $359,000 increase in net accounts receivable, due to new business for the three months ended March 31, 2010;

•	the $573,000 increase in prepaid expense and other current assets, due to prepaid expenses related to our initial public offering;

•	the $338,000 decrease in accrued compensation and benefits, as bonuses accrued as of December 31, 2009 were paid during the three months ended March 31, 2010; and

•	the $261,000 increase in accrued expenses and other current liabilities, due to accrued expenses related to our initial public offering.
Net Cash Flows from Operating Activities
     Net cash provided by operating activities was $254,000 for the three months ended March 31, 2010, compared to $1.2 million for the same period in 2009, as the $973,000 increase in net income was more than offset by the changes in working capital as discussed above.
Net Cash Flows from Investing Activities
     Net cash used in investing activities was $130,000 for the three months ended March 31, 2010 and $68,000 for the same period in 2009, all for capital expenditures.
Net Cash Flows from Financing Activities
     Net cash used in financing activities was $59,000 for the three months ended March 31, 2010 and $528,000 for the same period in 2009, all for repayments of our outstanding indebtedness.
Credit Facility
     We have maintained a credit facility with BlueCrest Venture Finance Master Fund Limited which has provided us a series of equipment and term loans as well as a revolving line of credit. We have terminated this credit facility, effective March 31, 2010, such that no new borrowings will be made and all outstanding indebtedness will be repaid according to its terms. We are currently reviewing our future needs for a credit facility.

     The amount of the BlueCrest revolving loan commitment was $3.5 million, subject to borrowing base limitations. As of March 31, 2010, the maximum amount we could borrow under the revolving line of credit was $1.6 million, all of which we had borrowed and was outstanding at an interest rate of 9% per annum. The BlueCrest equipment loans are secured by a first lien on substantially all of our personal property. As of March 31, 2010, equipment loans in the aggregate of $594,000 were outstanding at interest rates ranging from 11.5% to 12.5%. These equipment loans are due in installments through January 1, 2012.
     The BlueCrest credit facility permits BlueCrest to accelerate the loans upon the occurrence of various events of default, including a change in control or a material adverse change in our assets, business, operations or condition. This credit facility is discussed in more detail under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note D to our financial statements included in the final prospectus for our initial public offering dated April 22, 2010 as filed with the Securities and Exchange Commission.
Adequacy of Capital Resources
     Our future capital requirements may vary significantly from those now planned and will depend on many factors, including the costs to develop and implement new solutions and applications, the sales and marketing resources needed to further penetrate our market and gain acceptance of new solutions and applications we develop, the expansion of our operations in the United States and internationally and the response of competitors to our solutions and applications. Historically, we have experienced increases in our expenditures consistent with the growth in our operations and personnel, and we anticipate that our expenditures will increase as we continue to grow our business.
     We believe our cash and cash equivalents, the proceeds from our initial public offering and cash flows from our operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.
     Inflation and changing prices did not have a material effect on our business during the three months ended March 31, 2010. We do not expect that inflation or changing prices will materially affect our business in the foreseeable future.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.
Recent Accounting Pronouncements
     See Note A to our financial statements elsewhere in this Quarterly Report on Form 10-Q and in the final prospectus for our initial public offering dated April 22, 2010 as filed with the Securities and Exchange Commission for a full description of recent accounting pronouncements, including the respective expected dates of adoption and effects on our results of operations and financial condition.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
     We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

Item 1.	Legal Proceedings
     We are not currently subject to any material legal proceedings. From time to time, however, we may be engaged in legal actions arising from our normal business activities. Any such actions, even those that lack merit, could result in the expenditure of significant financial and managerial resources.

Item 1A.	Risk Factors
     Our business is subject to a number of risks and uncertainties, which are discussed in detail under the heading “Risk Factors” in the final prospectus for our initial public offering dated April 22, 2010 as filed with the Securities and Exchange Commission.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
     Not Applicable.
Use of Proceeds
     On April 27, 2010, we completed the initial public offering of our common stock pursuant to our Registration Statement on Form S-1 (File No. 333-163476), which was declared effective by the Securities and Exchange Commission on April 21, 2010. The underwriters for the offering were Thomas Weisel Partners LLC, William Blair & Company, L.L.C., Needham & Company, LLC and JMP Securities LLC.
     The offering included a total of 4,711,198 shares of common stock at an offering price of $12.00 per share. We issued and sold 3,114,504 shares, including 614,505 shares sold pursuant to the exercise in full of the underwriters’ over-allotment option, and the selling stockholders sold 1,596,694 shares. The aggregate sale price for all of the shares sold by us was $37.3 million, resulting in net proceeds to us of approximately $33.0 million after payment of underwriting discounts and commissions and legal, accounting and other fees incurred in connection with the offering. The aggregate sales price for all of the shares sold by the selling stockholders was approximately $19.2 million. We did not receive any of the proceeds from the sale of shares of common stock by the selling stockholders.
     On April 30, 2010, we used approximately $555,000 of the net proceeds received from our initial public offering to repay principal and interest on certain outstanding equipment loans. The balance of the net proceeds was deposited into our checking and money market bank accounts. We expect to use the remaining net proceeds to fund working capital and general corporate purposes, which may include the expansion of our content and service offerings and potential acquisitions of businesses, products and technologies. The amounts we actually spend for these purposes may vary significantly and will depend on a number of factors. Accordingly, our management will retain broad discretion in the allocation of the net proceeds.

Item 3.	Defaults Upon Senior Securities
     Not Applicable.

Item 5.	Other Information
     Not Applicable.

Item 6.	Exhibits
     The exhibits filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index immediately following the signatures to this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 17, 2010	SPS COMMERCE, INC.
/s/ KIMBERLY K. NELSON
Kimberly K. Nelson
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).