Form 10-Q
period 2010-06-30
SPS COMMERCE INC
filed 2010-08-04
CIK 1092699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2010

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.001 per share	11,607,533 shares

Class	Outstanding at July 30, 2010

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

PART I. – FINANCIAL INFORMATION

Item 1.	Financial Statements
SPS COMMERCE, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share amounts)

	June 30,	December 31,
	2010	2009
	(unaudited)	(see Note A)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$37,973	$5,931
Accounts receivable, less allowance for doubtful accounts of $206 and $226	4,987	4,766
Deferred costs, current	4,569	4,126
Prepaid expenses and other current assets	957	1,440

Total current assets	48,486	16,263
PROPERTY AND EQUIPMENT, net	2,989	2,520
GOODWILL	1,166	1,166
INTANGIBLE ASSETS, net	290	290
OTHER ASSETS
Deferred costs, net of current portion	1,662	1,617
Other non-current assets	59	63

	$54,652	$21,919

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Current portion of long-term debt	$343	$837
Line of credit	—	1,500
Accounts payable	983	1,345
Accrued compensation and benefits	3,496	3,005
Accrued expenses and other current liabilities	897	1,196
Current portion of deferred revenue	3,688	3,407

Total current liabilities	9,407	11,290
LONG-TERM DEBT, less current portion	—	355
OTHER LIABILITIES
Deferred revenue, less current portion	4,333	4,025
Other non-current liabilities	317	937

Total liabilities	14,057	16,607

REDEEMABLE CONVERTIBLE PREFERRED STOCK
Series A redeemable convertible preferred stock, $0.001 par value, 0 and 1,182,217 shares authorized; 0 and 1,154,151 shares issued and outstanding; aggregate liquidation preference of $0 and $10,000, respectively	—	37,676
Series B redeemable convertible preferred stock, $0.001 par value, 0 and 6,274,329 shares authorized; 0 and 5,688,116 shares issued and outstanding; aggregate liquidation preference of $0 and $21,112, respectively	—	20,658
Series C redeemable convertible preferred stock, $0.001 par value, 0 and 1,602,000 shares authorized; 0 and 1,251,559 shares issued and outstanding; aggregate liquidation preference of $0 and $7,500, respectively	—	7,444

Total redeemable convertible preferred stock	—	65,778

STOCKHOLDERS’ EQUITY (DEFICIT )
Preferred stock, $0.001 par value; 5,000,000 and 0 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 55,000,000 and 13,442,303 shares authorized; 11,607,534 and 327,113 shares issued and outstanding, respectively	12	—
Additional paid-in capital	104,677	5,186
Accumulated deficit	(64,094)	(65,652)

Total stockholders’ equity (deficit)	40,595	(60,466)

	$54,652	$21,919

The accompanying notes are an integral part of these financial statements.

SPS COMMERCE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$10,944	$9,600	$21,187	$18,131
Cost of revenues	3,101	2,896	6,082	5,733

Gross profit	7,843	6,704	15,105	12,398

Operating expenses
Sales and marketing	4,122	3,397	7,629	6,472
Research and development	1,067	1,059	2,110	2,103
General and administrative	1,975	1,514	3,640	3,166

Total operating expenses	7,164	5,970	13,379	11,741

Income from operations	679	734	1,726	657
Other income (expense)
Interest expense	(13)	(75)	(58)	(164)
Other income (expense)	10	(2)	(8)	121

Total other expense, net	(3)	(77)	(66)	(43)
Income tax expense	(38)	—	(103)	(11)

Net income	$638	$657	$1,557	$603

Net income per share
Basic	$0.08	$1.98	$0.36	$1.82
Diluted	$0.05	$0.07	$0.15	$0.07
Weighted average common shares used to compute net income per share
Basic	8,301	331	4,358	331
Diluted	11,844	9,046	10,699	9,125
The accompanying notes are an integral part of these financial statements.

SPS COMMERCE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Six Months Ended
	June 30,
	2010	2009
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$1,557	$603
Reconciliation of net income to net cash provided by operating activities
Depreciation and amortization	745	760
Provision for doubtful accounts	165	208
Stock-based compensation	226	98
Change in carrying value of preferred stock warrants	27	(121)
Other	1	5
Changes in assets and liabilities
Accounts receivable	(385)	(330)
Prepaid expenses and other current assets	484	(101)
Other assets	2	(6)
Deferred costs	(488)	(75)
Accounts payable	(362)	(53)
Deferred revenue	590	542
Accrued compensation and benefits	491	1,258
Accrued expenses and other current liabilities	(351)	27

Net cash provided by operating activities	2,702	2,815

Cash flows from investing activities
Purchases of property and equipment	(1,214)	(247)

Net cash flows used in investing activities	(1,214)	(247)

Cash flows from financing activities
Borrowings on line of credit	4,450	8,025
Payments on line of credit	(5,950)	(7,975)
Payments on equipment loans	(732)	(403)
Payments on term loan	—	(328)
Payments of capital lease obligations	(116)	(221)
Net proceeds from initial public offering	32,902	—

Net cash flows provided by (used in) financing activities	30,554	(902)

Net increase in cash and cash equivalents	32,042	1,666
Cash and cash equivalents at beginning of period	5,931	3,715

Cash and cash equivalents at end of period	$37,973	$5,381

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
Significant Accounting Policies
     During the six months ended June 30, 2010, there were no significant changes in our significant accounting policies. See Note A to our financial statements included in the final prospectus for our initial public offering dated April 22, 2010 as filed with the Securities and Exchange Commission for additional information regarding our significant accounting policies.
Recent Accounting Pronouncements
     In May 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 855, Subsequent Events. ASC 855 incorporates guidance into accounting literature that was previously addressed only in auditing standards. The statement refers to subsequent events that provide additional evidence about conditions that existed at the balance-sheet date as “recognized subsequent events.” Subsequent events that provide evidence about conditions that arose after the balance-sheet date but prior to the issuance of the financial statements are referred to as “non-recognized subsequent events.” The disclosure requirements of ASC 855 are effective for interim and annual periods ending after June 15, 2009. In February 2010, Accounting Standards Update (“ASU”) 2010-09, Subsequent Events (Topic 855), Amendments to Certain Recognition and Disclosure Requirements, was issued to clarify disclosure requirements and align with SEC subsequent event disclosure guidelines. We have adopted this new standard.

     In June 2009, the FASB issued guidance that establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”). Use of the new codification is effective for interim and annual periods ending after September 15, 2009. We have used the new codification in reference to GAAP in this report.
     In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force. This guidance modifies the fair value requirements of ASC subtopic 605-25, Revenue Recognition-Multiple Element Arrangements, by allowing the use of the “best estimate of selling price” in addition to Vendor Objective Evidence (now referred to as third-party evidence or TPE) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when Vendor Specific Objective Evidence or TPE of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted.
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
NOTE B — Financial Statement Components
Intangible Assets
     Intangible assets included the following (in thousands):

	June 30, 2010			December 31, 2009
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Subscriber relationships	$1,930	$(1,930)	$—	$1,930	$(1,930)	$—
Covenants not-to-compete	580	(290)	290	580	(290)	290

	$2,510	$(2,220)	$290	$2,510	$(2,220)	$290

     There was no amortization expense for intangible assets for the three and six months ended June 30, 2010. Amortization expense was $12,000 and $155,000 for the three and six months ended June 30, 2009, respectively.
Accounts Payable
     Accounts payable included the following (in thousands):

	June 30,	December 31,
	2010	2009
Costs incurred for initial public offering	$—	$318
Other accounts payable	983	1,027

	$983	$1,345

Accrued Expenses and Other Current Liabilities
     Accrued expenses and other current liabilities included the following (in thousands):

	June 30,	December 31,
	2010	2009
Costs accrued for initial public offering	$—	$377
Other accrued expenses and other current liabilities	897	819

	$897	$1,196

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
     ASC 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also describes three levels of inputs that may be used to measure fair value:
•	Level 1 — quoted prices in active markets for identical assets and liabilities.

•	Level 2 — observable inputs other than quoted prices in active markets for identical assets and liabilities.

•	Level 3 — unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.
     The table below presents our assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 (in thousands):

	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$37,973	$37,973	$—	$—
     The table below presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 (in thousands):

	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$5,931	$5,931	$—	$—
Preferred stock warrants	$569	$—	$—	$569
     We previously had warrants outstanding to purchase 68,201 shares of our Series B redeemable convertible preferred stock. The fair value of these warrants was $569,000 at December 31, 2009. With the completion of our initial public offering in April 2010, these warrants were converted into warrants to purchase common stock and the related liability was transferred to additional paid-in capital in our balance sheets. See Note E for additional information.

     The table below presents a reconciliation of our preferred stock warrants, which were measured at fair value on a recurring basis using significant unobservable inputs (Level 3 inputs):

Balance at December 31, 2009	$569
Total losses recognized	27
Converted into warrants to purchase common stock and liability transferred to additional paid-in capital	(596)

Balance at June 30, 2010	$—

NOTE D — Debt
     We maintained a credit facility with BlueCrest Venture Finance Master Fund Limited which has provided us a series of equipment and term loans as well as a revolving line of credit. We terminated this credit facility, effective March 31, 2010, such that no new borrowings will be made and all related outstanding indebtedness was repaid during the quarter ended June 30, 2010.
NOTE E — Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Reverse Stock Split
     On April 13, 2010, we effected a 0.267 for 1 reverse stock split in the form of a combination of our outstanding stock. All share and per share amounts in the accompanying financial statements and notes have been retroactively adjusted for all periods presented to give effect to the reverse stock split.
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
     At the close of the initial public offering, our outstanding shares of redeemable convertible preferred stock were automatically converted into 8,093,826 shares of common stock and warrants to purchase 68,201 shares of redeemable convertible preferred stock were converted into warrants to purchase 68,201 shares of common stock. Accordingly, the related warrant liability of approximately $596,000 was transferred to additional paid-in capital in our balance sheet. These common stock warrants have an exercise price of $3.67 per share and expiration dates ranging from May 2011 to February 2016.
Preferred Stock Warrants
     As discussed above, we previously had warrants outstanding to purchase 68,201 shares of our Series B redeemable convertible preferred stock. These warrants had an exercise price of $3.67 per share and expiration dates ranging from May 2011 to February 2016. We classified these outstanding warrants as a liability in our balance sheets. These warrants were subject to revaluation at each balance sheet date and any change in fair market value was recognized as a component of other income (expense) in our statements of operations.
     Prior to the conversion of the preferred stock warrants into common stock warrants, we recorded other expense of $0 and $27,000 for the three and six months ended June 30, 2010, respectively, for changes in the fair market value of these warrants. We recorded other income of $6,000 and $121,000 for the three and six months ended June 30, 2009, respectively, related to these warrants.

NOTE F — Stock-Based Compensation
     Our equity compensation plans provide for the grant of incentive and nonqualified stock options, as well as other stock-based awards, to employees, non-employee directors and other consultants who provide services to us. Stock options generally vest over three to four years and have a contractual term of ten years from the date of grant. At June 30, 2010, there were approximately 386,000 shares available for grant under approved equity compensation plans.
     We recorded stock-based compensation expense of $175,000 and $50,000 for the three months ended June 30, 2010 and 2009, respectively, and $226,000 and $98,000 for the six months ended June 30, 2010 and 2009, respectively. This expense was allocated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Cost of revenues	$24	$11	$34	$23
Operating expenses:
Sales and marketing	48	17	65	32
Research and development	4	1	5	2
General and administrative	99	21	122	41

Total stock-based compensation expense	$175	$50	$226	$98

     Stock option activity was as follows:

		Weighted Average
	Options	Exercise Price
	(#)	($/share)
Outstanding at December 31, 2009	1,248,205	$1.65
Granted	433,023	12.00
Exercised	(79,241)	1.09
Forfeited	(2,390)	50.48

Outstanding at June 30, 2010	1,599,597	4.41

     The fair value of the options granted during 2010 was estimated on the date of grant using the Black-Scholes method with the following assumptions:

Weighted-average volatility	46.0%
Expected dividends	—
Expected life (in years)	6.25
Weighted-average risk-free interest rate	3.14%
NOTE G — Income Taxes
     We recorded a provision for income taxes of $38,000 for the three months ended June 30, 2010. There was no provision for income taxes recorded for the three months ended June 30, 2009. We recorded a provision for income taxes of $103,000 and $11,000 for the six months ended June 30, 2010 and 2009, respectively. We record our interim provision for income taxes based on our estimated annual effective tax rate for the year. Our provision for income taxes includes estimated federal alternative minimum taxes and state income taxes, as well as deferred tax expense resulting from the book and tax basis difference in goodwill from a prior asset acquisition.

     As of December 31, 2009, we had net operating loss carryforwards of $53.4 million for U.S. federal tax purposes and $32.5 million for state tax purposes. These carryforwards expire between 2010 and 2029. Section 382 of the U.S. Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that might be used to offset taxable income when a corporation has undergone significant changes in stock ownership. We have performed a Section 382 analysis for the time period from our inception through November 3, 2009 and determined that we had five separate ownership changes under Section 382. We believe that $17.6 million of the $53.4 million Federal losses will expire unused due to Section 382 limitations. Therefore, we have reduced the deferred tax asset relating to our net operating loss carryforwards by $17.6 million. The maximum annual limitation under Section 382 is approximately $990,000. This limitation could be further restricted if ownership changes occur in future years. As of December 31, 2009, the cumulative net operating loss carryforwards available to be utilized is approximately $16.1 million.
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
     We are subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. As of June 30, 2010, we are no longer subject to U.S. federal tax examinations for tax years before 2006. We are subject to state tax audits until the applicable statutes of limitations expire.
     As of June 30, 2010, we do not have any unrecognized tax benefits. It is our practice to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We do not expect any material changes in our unrecognized tax positions over the next 12 months.
NOTE H — Net Income per Share
     Net income per share has been computed using the weighted average number of shares of common stock outstanding during each period. Diluted amounts per share include the impact of outstanding potential common shares, such as options and warrants and redeemable convertible preferred stock. Potential common shares that are anti-dilutive are excluded from the calculation of diluted net income per common share.
     The following table presents the components of the computation of basic and diluted net income per share for the periods indicated (dollars in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Numerator:
Net income	$638	$657	$1,557	$603

Denominator:
Weighted average common shares outstanding, basic	8,301	331	4,358	331
Options and warrants to purchase common and preferred stock	1,168	550	1,138	629
Redeemable convertible preferred stock	2,375	8,165	5,203	8,165

Weighted average common shares outstanding, diluted	11,844	9,046	10,699	9,125

Net income per share:
Basic	$0.08	$1.98	$0.36	$1.82

Diluted	$0.05	$0.07	$0.15	$0.07

     The following outstanding options, warrants and redeemable convertible preferred stock were excluded from the computation of diluted net income per share for the periods indicated because they were anti-dilutive (in thousands):

	Three and Six Months Ended
	June 30,
	2010	2009
Options and warrants to purchase common and preferred stock	2	331
Redeemable convertible preferred stock	—	—
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
Initial Public Offering
     On April 27, 2010, we completed our initial public offering of 4,711,198 shares of common stock at an offering price of $12.00 per share. We issued and sold 3,114,504 shares, including 614,505 shares sold pursuant to the exercise in full of the underwriters’ over-allotment option, and the selling stockholders sold 1,596,694 shares. We received proceeds of approximately $33.0 million after payment of underwriting discounts and commissions and legal, accounting and other fees incurred in connection with the offering. On April 30, 2010, approximately $555,000 of the net proceeds was used to repay principal and interest on certain outstanding equipment loans.

Key Financial Terms and Metrics
     We have several key financial terms and metrics, including annualized average recurring revenues per recurring revenue customer and Adjusted EBITDA, which is a non-GAAP measure of financial performance. During the six months ended June 30, 2010, there were no changes in the definitions of our key financial terms and metrics, which are discussed in more detail under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the final prospectus for our initial public offering dated April 22, 2010 as filed with the Securities and Exchange Commission.
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
     During the six months ended June 30, 2010, there were no significant changes in our critical accounting policies or estimates. See Note A to our financial statements included elsewhere in this Quarterly Report on Form 10-Q and in the final prospectus for our initial public offering dated April 22, 2010 as filed with the Securities and Exchange Commission for additional information regarding our critical accounting policies, as well as a description of our other significant accounting policies.

Results of Operations
     The following tables present our results of operations for the periods indicated (dollars in thousands):

	Three Months Ended
	June 30,
	2010		2009		Change
		% of revenue		% of revenue	$	%
Revenues	$10,944	100.0%	$9,600	100.0%	$1,344	14.0%
Cost of revenues	3,101	28.3	2,896	30.2	205	7.1

Gross profit	7,843	71.7	6,704	69.8	1,139	17.0

Operating expenses:
Sales and marketing	4,122	37.7	3,397	35.4	725	21.3
Research and development	1,067	9.7	1,059	11.0	8	0.8
General and administrative	1,975	18.0	1,514	15.8	461	30.4

Total operating expenses	7,164	65.5	5,970	62.2	1,194	20.0

Income from operations	679	6.2	734	7.6	(55)	(7.5)

Other income (expense):
Interest expense	(13)	(0.1)	(75)	(0.8)	62	(82.7)
Other income (expense)	10	0.1	(2)	—	12	*

Total other expense, net	(3)	—	(77)	(0.8)	74	(96.1)

Income tax expense	(38)	(0.3)	—	—	(38)	*

Net income	$638	5.8	$657	6.8	(19)	(2.9)

	Six Months Ended
	June 30,
	2010		2009		Change
		% of revenue		% of revenue	$	%
Revenues	$21,187	100.0%	$18,131	100.0%	$3,056	16.9%
Cost of revenues	6,082	28.7	5,733	31.6	349	6.1

Gross profit	15,105	71.3	12,398	68.4	2,707	21.8

Operating expenses:
Sales and marketing	7,629	36.0	6,472	35.7	1,157	17.9
Research and development	2,110	10.0	2,103	11.6	7	0.3
General and administrative	3,640	17.2	3,166	17.5	474	15.0

Total operating expenses	13,379	63.1	11,741	64.8	1,638	14.0

Income from operations	1,726	8.1	657	3.6	1,069	162.7

Other income (expense):
Interest expense	(58)	(0.3)	(164)	(0.9)	106	(64.6)
Other income (expense)	(8)	—	121	0.7	(129)	(106.6)

Total other expense, net	(66)	(0.3)	(43)	(0.2)	(23)	53.5

Income tax expense	(103)	(0.5)	(11)	(0.1)	(92)	*

Net income	$1,557	7.3	$603	3.3	954	158.2

Due to rounding, totals may not equal the sum of the line items in the table above.

*	Percentage is not meaningful.

Three and Six Months Ended June 30, 2010 compared to Three and Six Months Ended June 30, 2009
     Revenues. Revenues for the three months ended June 30, 2010 increased $1.3 million, or 14%, to $10.9 million from $9.6 million for the same period in 2009. Revenues for the six months ended June 30, 2010 increased $3.1 million, or 17%, to $21.2 million from $18.1 million for the same period in 2009. Our fiscal quarter ended June 30, 2010 represented our 38th consecutive quarter of increased revenues. The increase in revenues for both periods resulted from a 10% increase in recurring revenue customers to 11,804 at June 30, 2010 from 10,709 at June 30, 2009, as well as an 11% increase in annualized average recurring revenues per recurring revenue customer to $3,149 for the three months ended June 30, 2010 from $2,837 for the same period in 2009. The increase in average recurring revenues per recurring revenue customer was primarily attributable to increased fees resulting from increased usage of our solutions by our recurring revenue customers. Recurring revenues from recurring revenue customers accounted for 83% of our total revenues for the three and six months ended June 30, 2010, compared to 78% and 79% for the same periods in 2009. We anticipate that average recurring revenues per recurring revenue customer will continue to increase as we increase the number of solutions we offer, such as the Trading Partner Intelligence solution we introduced in 2009, and increase the penetration of those solutions across our customer base.
     Cost of Revenues. Cost of revenues for the three months ended June 30, 2010 increased $205,000, or 7%, to $3.1 million from $2.9 million for the same period in 2009. Cost of revenues for the six months ended June 30, 2010 increased $349,000, or 6%, to $6.1 million from $5.7 million for the same period in 2009. The increase in costs was primarily attributable to higher costs of personnel, network services and depreciation. As a percentage of revenues, cost of revenues was 28% for the three months ended June 30, 2010, compared to 30% for the same period in 2009, and 29% for the six months ended June 30, 2010, compared to 32% for the same period in 2009. These decreases, as a percentage of revenue, and the corresponding increases in gross margin, were due primarily to the increase in revenues as discussed above. Going forward, we anticipate that cost of revenues will increase in absolute dollars as we continue to build our business.
     Sales and Marketing Expenses. Sales and marketing expenses for the three months ended June 30, 2010 increased $725,000, or 21%, to $4.1 million from $3.4 million for the same period in 2009. Sales and marketing expenses for the six months ended June 30, 2010 increased $1.2 million, or 18%, to $7.6 million from $6.5 million for the same period in 2009. The increase in sales and marketing expenses for both periods was due to higher commissions earned by sales personnel from new business, as well as increased personnel costs. As a percentage of revenues, sales and marketing expenses were 38% for the three months ended June 30, 2010, compared to 35% for the same period in 2009, and 36% for each of the six months ended June 30, 2010 and 2009. As we work to grow our business, we will continue to add resources to our sales and marketing efforts over time, and we expect that these expenses will increase in absolute dollars.
     Research and Development Expenses. Research and development expenses for the three months ended June 30, 2010 were $1.1 million, which was comparable to the same period in 2009. Research and development expenses for the six months ended June 30, 2010 were $2.1 million, which was also comparable to the same period in 2009. As a percentage of revenues, research and development expenses were 10% for each of the three and six months ended June 30, 2010, compared to 11% and 12% for the same periods in 2009. Increased revenues contributed to the decrease in research and development expenses as a percentage of revenues. We expect research and development expenses will increase in absolute dollars as we continue to enhance and expand our solutions and applications.
     General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2010 increased $461,000, or 30%, to $2.0 million from $1.5 million for the same period in 2009. For the six months ended June 30, 2010, general and administrative expenses increased $474,000, or 15%, to $3.6 million from $3.2 million for the same period in 2009. The increase in general and administrative expenses for both periods was due to increased expenses related to being a public company, including board of director, legal and accounting fees. As a percentage of revenues, general and administrative expenses were 18% for the three months ended June 30, 2010, compared to 16% for the same period in 2009, and approximately 17% for each of the six months ended June 30, 2010 and 2009. Going forward, we expect to incur additional general and administrative expenses associated with being a public company, including higher legal, audit and insurance costs.

     Other Income (Expense). Interest expense for the three months ended June 30, 2010 decreased $62,000, or 83%, to $13,000 from $75,000 for the same period in 2009. Interest expense for the six months ended June 30, 2010 decreased $106,000, or 65%, to $58,000 from $164,000 for the same period in 2009. The decrease in interest expense was principally due to reduced equipment borrowings and the repayment of all outstanding indebtedness under our credit facility in 2010. Other income for the three months ended June 30, 2010 was $10,000 compared to other expense of $2,000 for the same period in 2009. Other expense for the six months ended June 30, 2010 was $8,000 compared to other income of $121,000 for the same period in 2009. The other income (expense) change was driven primarily by updating the value of outstanding preferred stock warrants to fair market value as required by generally accepted accounting principles. We expect that there will be no further income or expense related to these warrants as they were converted to common stock warrants with the completion of our initial public offering in April 2010.
     Income Tax Expense. Income tax expense was $38,000 for the three months ended June 30, 2010. There was no income tax expense for the three months ended June 30, 2009. Income tax expense was $103,000 for the six months ended June 30, 2010 compared to $11,000 for the same period in 2009. We record our interim provision for income taxes based on our estimated annual effective tax rate for the year. Our provision for income taxes includes estimated federal alternative minimum taxes and state income taxes, as well as deferred tax expense resulting from the book and tax basis difference in goodwill from a prior asset acquisition.
     Adjusted EBITDA. Adjusted EBITDA, which is a non-GAAP measure of financial performance, consists of net income plus depreciation and amortization, interest expense, income tax expense and non-cash, share-based compensation expense. We use Adjusted EBITDA as a measure of operating performance because it assists us in comparing performance on a consistent basis, as it removes from our operating results the impact of our capital structure. We believe Adjusted EBITDA is useful to an investor in evaluating our operating performance because it is widely used to measure a company’s operating performance without regard to items such as depreciation and amortization, which can vary depending upon accounting methods and the book value of assets, and to present a meaningful measure of corporate performance exclusive of our capital structure and the method by which assets were acquired.
     The following table provides a reconciliation of net income to Adjusted EBITDA (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income	$638	$657	$1,557	$603
Depreciation and amortization	403	321	745	763
Interest expense	13	75	58	164
Income tax expense	38	—	103	11

EBITDA	1,092	1,053	2,463	1,541
Non-cash, share-based compensation expense	175	50	226	98

Adjusted EBITDA	$1,267	$1,103	$2,689	$1,639

Liquidity and Capital Resources
     At June 30, 2010, our principal sources of liquidity were cash and cash equivalents of $38.0 million and accounts receivable, net of allowance for doubtful accounts, of $5.0 million. Our working capital at June 30, 2010 was $39.1 million compared to $5.0 million at December 31, 2009. The increase in working capital from December 31, 2009 to June 30, 2010 resulted primarily from the following:
•	$32.0 million increase in cash and cash equivalents, primarily representing the net proceeds from our initial public offering in April 2010;

•	$221,000 increase in net accounts receivable, due to new business for the six months ended June 30, 2010;

•	$443,000 increase in deferred costs, current for expenses related to increased implementation resources and commission payments for new business;

•	$483,000 decrease in prepaid expenses and other current assets, as prepaid expenses related to our initial public offering were recognized;

•	$2.0 million decrease in the current portion of long-term debt and line of credit, as amounts were repaid with proceeds from our initial public offering;

•	$362,000 decrease in accounts payable, and $299,000 decrease in accrued expenses and other current liabilities, as payments were made on invoices and accruals related to our initial public offering;

•	$491,000 increase in accrued compensation and benefits, due primarily to increased salary accruals, slightly offset by payments made in early 2010 for bonuses accrued as of December 31, 2009; and,

•	$281,000 increase in current deferred revenue, due to new business for the six months ended June 30, 2010.
Net Cash Flows from Operating Activities
     Net cash provided by operating activities was $2.7 million for the six months ended June 30, 2010, compared to $2.8 million for the same period in 2009, as the approximate $1.0 increase in net income was more than offset by the changes in working capital discussed above.
Net Cash Flows from Investing Activities
     Net cash used in investing activities was $1.2 million for the six months ended June 30, 2010 and $247,000 for the same period in 2009, all for capital expenditures. Capital expenditures in 2010 included a consolidated purchase of middleware and database licenses.
Net Cash Flows from Financing Activities
     Net cash provided by financing activities was $30.6 million for the six months ended June 30, 2010, representing the approximate $33.0 million of net proceeds from our initial public offering slightly offset by $2.3 million of net repayments on our outstanding indebtedness. Net cash used in financing activities was $902,000 for the six months ended June 30, 2009, representing net repayments of our outstanding indebtedness.
Credit Facility
     We maintained a credit facility with BlueCrest Venture Finance Master Fund Limited which has provided us a series of equipment and term loans as well as a revolving line of credit. This credit facility is discussed in more detail under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note D to our financial statements included in the final prospectus for our initial public offering dated April 22, 2010 as filed with the Securities and Exchange Commission. We terminated this credit facility, effective March 31, 2010, such that no new borrowings will be made and all related outstanding indebtedness was repaid during the quarter ended June 30, 2010. We are currently reviewing our future needs for a credit facility.

Adequacy of Capital Resources
     Our future capital requirements may vary significantly from those now planned and will depend on many factors, including the costs to develop and implement new solutions and applications, the sales and marketing resources needed to further penetrate our market and gain acceptance of new solutions and applications we develop, the expansion of our operations in the United States and internationally, the response of competitors to our solutions and applications and our use of capital for acquisitions. Historically, we have experienced increases in our expenditures consistent with the growth in our operations and personnel, and we anticipate that our expenditures will increase as we continue to grow our business.
     We believe our cash and cash equivalents and cash flows from our operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.
     Inflation and changing prices did not have a material effect on our business during the three and six months ended June 30, 2010. We do not expect that inflation or changing prices will materially affect our business in the foreseeable future.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     Not Applicable.
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

Dated: August 4, 2010	SPS COMMERCE, INC.
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