Form 10-Q
period 2010-09-30
SPS COMMERCE INC
filed 2010-11-04
CIK 1092699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2010

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
Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.001 per share	11,646,571 shares
Class	Outstanding at October 29, 2010

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

PART I. — FINANCIAL INFORMATION

Item 1.	Financial Statements
SPS COMMERCE, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share amounts)

	September 30,	December 31,
	2010	2009
	(unaudited)	(see Note A)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$39,113	$5,931
Accounts receivable, less allowance for doubtful accounts of $217 and $226	5,517	4,766
Deferred costs, current	4,581	4,126
Prepaid expenses and other current assets	991	1,440

Total current assets	50,202	16,263
PROPERTY AND EQUIPMENT, net	2,602	2,520
GOODWILL	1,166	1,166
INTANGIBLE ASSETS, net	290	290
OTHER ASSETS
Deferred costs, net of current portion	1,887	1,617
Other non-current assets	80	63

	$56,227	$21,919

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Current portion of long-term debt	$122	$837
Line of credit	—	1,500
Accounts payable	1,058	1,345
Accrued compensation and benefits	3,719	3,005
Accrued expenses and other current liabilities	1,021	1,196
Current portion of deferred revenue	3,674	3,407

Total current liabilities	9,594	11,290
LONG-TERM DEBT, less current portion	—	355
OTHER LIABILITIES
Deferred revenue, less current portion	4,624	4,025
Other non-current liabilities	289	937

Total liabilities	14,507	16,607

REDEEMABLE CONVERTIBLE PREFERRED STOCK
Series A redeemable convertible preferred stock, $0.001 par value, 0 and 1,182,217 shares authorized; 0 and 1,154,151 shares issued and outstanding; aggregate liquidation preference of $0 and $10,000, respectively	—	37,676
Series B redeemable convertible preferred stock, $0.001 par value, 0 and 6,274,329 shares authorized; 0 and 5,688,116 shares issued and outstanding; aggregate liquidation preference of $0 and $21,112, respectively	—	20,658
Series C redeemable convertible preferred stock, $0.001 par value, 0 and 1,602,000 shares authorized; 0 and 1,251,559 shares issued and outstanding; aggregate liquidation preference of $0 and $7,500, respectively	—	7,444

Total redeemable convertible preferred stock	—	65,778

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 5,000,000 and 0 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 55,000,000 and 13,442,303 shares authorized; 11,627,743 and 327,113 shares issued and outstanding, respectively	12	—
Additional paid-in capital	104,916	5,186
Accumulated deficit	(63,208)	(65,652)

Total stockholders’ equity (deficit)	41,720	(60,466)

	$56,227	$21,919

The accompanying notes are an integral part of these financial statements.

SPS COMMERCE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$11,491	$9,634	$32,678	$27,765
Cost of revenues	3,211	3,009	9,293	8,742

Gross profit	8,280	6,625	23,385	19,023

Operating expenses
Sales and marketing	4,139	3,533	11,768	10,005
Research and development	1,108	1,123	3,218	3,226
General and administrative	2,165	1,505	5,805	4,671

Total operating expenses	7,412	6,161	20,791	17,902

Income from operations	868	464	2,594	1,121

Other income (expense)
Interest expense	(8)	(61)	(66)	(225)
Interest income	104	—	104	—
Other income (expense)	(85)	(8)	(93)	113

Total other income (expense), net	11	(69)	(55)	(112)
Income tax benefit (expense)	7	(49)	(96)	(60)

Net income	$886	$346	$2,443	$949

Net income per share
Basic	$0.08	$1.05	$0.36	$2.87
Diluted	$0.07	$0.04	$0.22	$0.10
Weighted average common shares used to compute net income per share
Basic	11,620	331	6,796	331
Diluted	12,413	9,004	11,275	9,084
The accompanying notes are an integral part of these financial statements.

SPS COMMERCE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Nine Months Ended
	September 30,
	2010	2009
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$2,443	$949
Reconciliation of net income to net cash provided by operating activities
Depreciation and amortization	1,148	1,082
Provision for doubtful accounts	225	319
Stock-based compensation	458	177
Change in carrying value of preferred stock warrants	27	(95)
Other	1	8
Changes in assets and liabilities
Accounts receivable	(975)	(574)
Prepaid expenses and other current assets	450	(12)
Other assets	(18)	(6)
Deferred costs	(724)	(128)
Accounts payable	(287)	133
Deferred revenue	866	837
Accrued compensation and benefits	714	1,319
Accrued expenses and other current liabilities	(256)	78

Net cash provided by operating activities	4,072	4,087

Cash flows from investing activities
Purchases of property and equipment	(1,230)	(506)

Net cash flows used in investing activities	(1,230)	(506)

Cash flows from financing activities
Borrowings on line of credit	4,450	12,025
Payments on line of credit	(5,950)	(12,025)
Payments on equipment loans	(732)	(580)
Payments on term loan	—	(500)
Payments of capital lease obligations	(338)	(420)
Net proceeds from initial public offering	32,902	—
Net proceeds from exercise of options to purchase common stock	8	—

Net cash flows provided by (used in) financing activities	30,340	(1,500)

Net increase in cash and cash equivalents	33,182	2,081
Cash and cash equivalents at beginning of period	5,931	3,715

Cash and cash equivalents at end of period	$39,113	$5,796

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
Significant Accounting Policies
          During the nine months ended September 30, 2010, there were no significant changes in our significant accounting policies. See Note A to our financial statements included in the final prospectus for our initial public offering dated April 22, 2010 as filed with the Securities and Exchange Commission for additional information regarding our significant accounting policies.
Recent Accounting Pronouncements
          In May 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 855, Subsequent Events. ASC 855 incorporates guidance into accounting literature that was previously addressed only in auditing standards. The statement refers to subsequent events that provide additional evidence about conditions that existed at the balance-sheet date as “recognized subsequent events.” Subsequent events that provide evidence about conditions that arose after the balance-sheet date but prior to the issuance of the financial statements are referred to as “non-recognized subsequent events.” The disclosure requirements of ASC 855 were effective for interim and annual periods ending after June 15, 2009. In February 2010, Accounting Standards Update (“ASU”) 2010-09, Subsequent Events (Topic 855), Amendments to Certain Recognition and Disclosure Requirements, was issued to clarify disclosure requirements and align with SEC subsequent event disclosure guidelines. We have adopted this new standard.

          In June 2009, the FASB issued guidance that establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”). Use of the new codification was effective for interim and annual periods ending after September 15, 2009. We have used the new codification in reference to GAAP in this report.
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
NOTE B — Financial Statement Components
Intangible Assets
          Intangible assets included the following (in thousands):

	September 30, 2010			December 31, 2009
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Subscriber relationships	$1,930	$(1,930)	$—	$1,930	$(1,930)	$—
Covenants not-to-compete	580	(290)	290	580	(290)	290

	$2,510	$(2,220)	$290	$2,510	$(2,220)	$290

          There was no amortization expense for intangible assets for the three and nine months ended September 30, 2010. Amortization expense was $0 and $155,000 for the three and nine months ended September 30, 2009, respectively.
Accounts Payable
          Accounts payable included the following (in thousands):

	September 30,	December 31,
	2010	2009

Costs incurred for initial public offering	$—	$318
Other accounts payable	1,058	1,027

	$1,058	$1,345

Accrued Expenses and Other Current Liabilities
          Accrued expenses and other current liabilities included the following (in thousands):

	September 30,	December 31,
	2010	2009

Costs accrued for initial public offering	$—	$377
Other accrued expenses and other current liabilities	1,021	819

	$1,021	$1,196

NOTE C — Fair Value of Financial Instruments
          The carrying amounts of our financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable and other accrued expenses, approximate their fair values due to their short maturities. Based on borrowing rates currently available to us for debt with similar terms, the carrying value of our capital lease obligations approximates fair value.
          ASC 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also describes three levels of inputs that may be used to measure fair value:
•	Level 1 — quoted prices in active markets for identical assets and liabilities.

•	Level 2 — observable inputs other than quoted prices in active markets for identical assets and liabilities.

•	Level 3 — unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.
          The table below presents our assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 (in thousands):

	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$39,113	$39,113	$—	$—
          The table below presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 (in thousands):

	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$5,931	$5,931	$—	$—
Preferred stock warrants	$569	$—	$—	$569
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

          The table below presents a reconciliation of our preferred stock warrants, which were measured at fair value on a recurring basis using significant unobservable inputs (Level 3 inputs):

Balance at December 31, 2009	$569
Total losses recognized	27
Converted into warrants to purchase common stock and liability transferred to additional paid-in capital	(596)

Balance at September 30, 2010	$—

NOTE D — Debt
     We maintained a credit facility with BlueCrest Venture Finance Master Fund Limited which provided us a series of equipment and term loans as well as a revolving line of credit. We terminated this credit facility, effective March 31, 2010, such that no new borrowings will be made and all related outstanding indebtedness was repaid during the quarter ended June 30, 2010.
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
Initial Public Offering
     On April 27, 2010, we completed our initial public offering of 4,711,198 shares of common stock at an offering price of $12.00 per share. We issued and sold 3,114,504 shares, including 614,504 shares sold pursuant to the exercise in full of the underwriters’ over-allotment option, and the selling stockholders sold 1,596,694 shares. We received proceeds of approximately $33.0 million, after payment of underwriting discounts and commissions and legal, accounting and other fees incurred in connection with the offering. On April 30, 2010, approximately $555,000 of the net proceeds was used to repay principal and interest on certain outstanding equipment loans.
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
     Prior to the conversion of the preferred stock warrants into common stock warrants, we recorded other expense of $0 and $27,000 for the three and nine months ended September 30, 2010, respectively, for changes in the fair market value of these warrants. We recorded other expense of $26,000 for the three months ended September 30, 2009 and other income of $95,000 for the nine months ended September 30, 2009 related to these warrants.

NOTE F — Stock-Based Compensation
          Our equity compensation plans provide for the grant of incentive and nonqualified stock options, as well as other stock-based awards, to employees, non-employee directors and other consultants who provide services to us. Stock options generally vest over three to four years and have a contractual term of ten years from the date of grant. At September 30, 2010, there were approximately 366,000 shares available for grant under approved equity compensation plans.
          We recorded stock-based compensation expense of $232,000 and $79,000 for the three months ended September 30, 2010 and 2009, respectively, and $458,000 and $177,000 for the nine months ended September 30, 2010 and 2009, respectively. This expense was allocated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Cost of revenues	$31	$20	$65	$43
Operating expenses:
Sales and marketing	64	42	129	74
Research and development	7	1	12	3
General and administrative	130	16	252	57

Total stock-based compensation expense	$232	$79	$458	$177

          Stock option activity was as follows:

		Weighted Average
	Options	Exercise Price
	(#)	($/share)
Outstanding at December 31, 2009	1,248,205	$1.65
Granted	469,455	11.84
Exercised	(99,451)	0.95
Forfeited	(19,223)	25.78

Outstanding at September 30, 2010	1,598,986	4.40

          The fair value of the options granted during 2010 was estimated on the date of grant using the Black-Scholes method with the following assumptions:

Weighted-average volatility	46.0%
Expected dividends	—
Expected life (in years)	6.25
Weighted-average risk-free interest rate	2.32% - 3.14%
NOTE G — Income Taxes
          We recorded a benefit for income taxes of $7,000 for the three months ended September 30, 2010 compared to a provision for income taxes of $49,000 for the three months ended September 30, 2009. We recorded a provision for income taxes of $96,000 and $60,000 for the nine months ended September 30, 2010 and 2009, respectively. We record our interim provision for income taxes based on our estimated annual effective tax rate for the year. Our provision for income taxes includes estimated federal alternative minimum taxes, state income and franchise taxes, as well as deferred tax expense resulting from the book and tax basis difference in goodwill from a prior asset acquisition.

          As of December 31, 2009, we had net operating loss carryforwards of $53.5 million for U.S. federal tax purposes and $32.4 million for state tax purposes. These loss carryforwards expire between 2010 and 2029. Section 382 of the U.S. Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that might be used to offset taxable income when a corporation has undergone significant changes in stock ownership. We have performed a Section 382 analysis for the time period from our inception through November 3, 2009. During this time period it was determined that we had five separate ownership changes under Section 382. We believe that $17.6 million of the $53.5 million Federal losses will expire unused due to Section 382 limitations. The maximum annual limitation under Section 382 is approximately $990,000. This limitation could be further restricted if ownership changes occur in future years.
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
          We are subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. As of September 30, 2010, we are no longer subject to U.S. federal tax examinations for tax years before 2007. We are subject to state tax audits until the applicable statutes of limitations expire.
          As of September 30, 2010, we do not have any unrecognized tax benefits. It is our practice to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We do not expect any material changes in our unrecognized tax positions over the next 12 months.
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
          The following table presents the components of the computation of basic and diluted net income per share for the periods indicated (dollars in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Numerator:
Net income	$886	$346	$2,443	$949

Denominator:
Weighted average common shares outstanding, basic	11,620	331	6,796	331
Options and warrants to purchase common and preferred stock	793	508	1,023	588
Redeemable convertible preferred stock	—	8,165	3,456	8,165

Weighted average common shares outstanding, diluted	12,413	9,004	11,275	9,084

Net income per share:
Basic	$0.08	$1.05	$0.36	$2.87

Diluted	$0.07	$0.04	$0.22	$0.10

          The following outstanding options, warrants and redeemable convertible preferred stock were excluded from the computation of diluted net income per share for the periods indicated because they were anti-dilutive (in thousands):

	Three and Nine Months Ended
	September 30,
	2010	2009

Options and warrants to purchase common and preferred stock	417	465
Redeemable convertible preferred stock	—	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Initial Public Offering
          On April 27, 2010, we completed our initial public offering of 4,711,198 shares of common stock at an offering price of $12.00 per share. We issued and sold 3,114,504 shares, including 614,504 shares sold pursuant to the exercise in full of the underwriters’ over-allotment option, and the selling stockholders sold 1,596,694 shares. We received proceeds of approximately $33.0 million after payment of underwriting discounts and commissions and legal, accounting and other fees incurred in connection with the offering. On April 30, 2010, approximately $555,000 of the net proceeds was used to repay principal and interest on certain outstanding equipment loans.

Key Financial Terms and Metrics
          We have several key financial terms and metrics, including annualized average recurring revenues per recurring revenue customer. During the nine months ended September 30, 2010, there were no changes in the definitions of our key financial terms and metrics, which are discussed in more detail under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the final prospectus for our initial public offering dated April 22, 2010 as filed with the Securities and Exchange Commission.
          To supplement our financial statements, we also provide investors with Adjusted EBITDA and non-GAAP net income per share, both of which are non-GAAP financial measures. We believe that these non-GAAP measures provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations. Our management uses these non-GAAP measures to compare the company’s performance to that of prior periods for trend analyses and planning purposes. Adjusted EBITDA is also used for purposes of determining executive and senior management incentive compensation. These measures are also presented to our board of directors.
          These non-GAAP measures should not be considered a substitute for, or superior to, financial measures calculated in accordance with generally accepted accounting principles in the United States. These non-GAAP financial measures exclude significant expenses and income that are required by GAAP to be recorded in the company’s financial statements and are subject to inherent limitations. Investors should review the reconciliations of non-GAAP financial measures to the comparable GAAP financial measures that are included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
          During the nine months ended September 30, 2010, there were no significant changes in our critical accounting policies or estimates. See Note A to our financial statements included elsewhere in this Quarterly Report on Form 10-Q and in the final prospectus for our initial public offering dated April 22, 2010 as filed with the Securities and Exchange Commission for additional information regarding our critical accounting policies, as well as a description of our other significant accounting policies.

Results of Operations
          The following tables present our results of operations for the periods indicated (dollars in thousands):

	Three Months Ended
	September 30,
	2010		2009		Change
		% of revenue		% of revenue	$	%

Revenues	$11,491	100.0%	$9,634	100.0%	$1,857	19.3%
Cost of revenues	3,211	27.9	3,009	31.2	202	6.7

Gross profit	8,280	72.1	6,625	68.8	1,655	25.0

Operating expenses:
Sales and marketing	4,139	36.0	3,533	36.7	606	17.2
Research and development	1,108	9.6	1,123	11.7	(15)	(1.3)
General and administrative	2,165	18.8	1,505	15.6	660	43.9

Total operating expenses	7,412	64.5	6,161	64.0	1,251	20.3

Income from operations	868	7.6	464	4.8	404	87.1

Other income (expense):
Interest expense	(8)	(0.1)	(61)	(0.6)	53	(86.9)
Interest income	104	0.9	—	—	104	*
Other expense	(85)	(0.7)	(8)	(0.1)	(77)	*

Total other income (expense), net	11	0.1	(69)	(0.7)	80	(115.9)

Income tax benefit (expense)	7	0.1	(49)	(0.5)	56	(114.3)

Net income	$886	7.7	$346	3.6	540	156.1

	Nine Months Ended
	September 30,
	2010		2009		Change
		% of revenue		% of revenue	$	%

Revenues	$32,678	100.0%	$27,765	100.0%	$4,913	17.7%
Cost of revenues	9,293	28.4	8,742	31.5	551	6.3

Gross profit	23,385	71.6	19,023	68.5	4,362	22.9

Operating expenses:
Sales and marketing	11,768	36.0	10,005	36.0	1,763	17.6
Research and development	3,218	9.8	3,226	11.6	(8)	(0.2)
General and administrative	5,805	17.8	4,671	16.8	1,134	24.3

Total operating expenses	20,791	63.6	17,902	64.5	2,889	16.1

Income from operations	2,594	7.9	1,121	4.0	1,473	131.4

Other income (expense):
Interest expense	(66)	(0.2)	(225)	(0.8)	159	(70.7)
Interest income	104	0.3	—	—	104	*

Other income (expense)	(93)	(0.3)	113	0.4	(206)	(182.3)

Total other expense, net	(55)	(0.2)	(112)	(0.4)	57	(50.9)

Income tax expense	(96)	(0.3)	(60)	(0.2)	(36)	60.0

Net income	$2,443	7.5	$949	3.4	1,494	157.4

Due to rounding, totals may not equal the sum of the line items in the table above.
*     Percentage is not meaningful.

Three and Nine Months Ended September 30, 2010 compared to Three and Nine Months Ended September 30, 2009
          Revenues. Revenues for the three months ended September 30, 2010 increased $1.9 million, or 19%, to $11.5 million from $9.6 million for the same period in 2009. Revenues for the nine months ended September 30, 2010 increased $4.9 million, or 18%, to $32.7 million from $27.8 million for the same period in 2009. Our fiscal quarter ended September 30, 2010 represented our 39th consecutive quarter of increased revenues. The increase in revenues for both periods resulted from an 11% increase in recurring revenue customers to 12,117 at September 30, 2010 from 10,939 at September 30, 2009, as well as an 11% increase in annualized average recurring revenues per recurring revenue customer to $3,226 for the three months ended September 30, 2010 from $2,900 for the same period in 2009. The increase in annualized average recurring revenues per recurring revenue customer was primarily attributable to increased fees resulting from increased usage of our solutions by our recurring revenue customers. Recurring revenues from recurring revenue customers accounted for 84% and 83% of our total revenues for the three and nine months ended September 30, 2010, compared to 81% and 80% for the same periods in 2009. We anticipate that the number of recurring revenue customers and the recurring revenues per recurring revenue customer will continue to increase as we increase the number of solutions we offer, such as the Trading Partner Intelligence solution we introduced in 2009, and increase the penetration of those solutions across our customer base.
          Cost of Revenues. Cost of revenues for the three months ended September 30, 2010 increased $202,000, or 7%, to $3.2 million from $3.0 million for the same period in 2009. Cost of revenues for the nine months ended September 30, 2010 increased $551,000, or 6%, to $9.3 million from $8.7 million for the same period in 2009. The increase in costs was primarily attributable to higher costs of personnel, network services and depreciation. As a percentage of revenues, cost of revenues was 28% for the three months ended September 30, 2010, compared to 31% for the same period in 2009, and 28% for the nine months ended September 30, 2010, compared to 32% for the same period in 2009. Increased revenues allowed us to leverage our personnel and infrastructure costs and decrease our cost of revenues as a percentage of total revenues. Going forward, we anticipate that cost of revenues will increase in absolute dollars as we continue to build our business.
          Sales and Marketing Expenses. Sales and marketing expenses for the three months ended September 30, 2010 increased $606,000, or 17%, to $4.1 million from $3.5 million for the same period in 2009. Sales and marketing expenses for the nine months ended September 30, 2010 increased $1.8 million, or 18%, to $11.8 million from $10.0 million for the same period in 2009. The increase in sales and marketing expenses for both periods was due to higher commissions earned by sales personnel from new business, as well as increased personnel costs. As a percentage of revenues, sales and marketing expenses were 36% for the three months ended September 30, 2010, compared to 37% for the same period in 2009, and 36% for each of the nine months ended September 30, 2010 and 2009. As we work to grow our business, we will continue to add resources to our sales and marketing efforts over time, and we expect that these expenses will increase in absolute dollars.
          Research and Development Expenses. Research and development expenses for the three and nine months ended September 30, 2010 were $1.1 million and $3.2 million, respectively, each of which was comparable to the same periods in 2009. As a percentage of revenues, research and development expenses were 10% for each of the three and nine months ended September 30, 2010, compared to 12% for each of the same periods in 2009. Increased revenues contributed to the decrease in research and development expenses as a percentage of revenues. We expect research and development expenses will increase in absolute dollars as we continue to enhance and expand our solutions and applications.
          General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2010 increased $660,000, or 44%, to $2.2 million from $1.5 million for the same period in 2009. For the nine months ended September 30, 2010, general and administrative expenses increased $1.1 million, or 24%, to $5.8 million from $4.7 million for the same period in 2009. The increase in general and administrative expenses for both periods was due to increased expenses related to being a public company, including board of director, legal and accounting fees. As a percentage of revenues, general and administrative expenses were 19% for the three months ended September 30, 2010, compared to 16% for the same period in 2009, and 18% for the nine months ended September 30, 2010, compared to 17% for the same period in 2009. Going forward, we expect that general and administrative expenses will increase in absolute dollars.

          Other Income (Expense). Interest expense for the three months ended September 30, 2010 decreased $53,000, or 87%, to $8,000 from $61,000 for the same period in 2009. Interest expense for the nine months ended September 30, 2010 decreased $159,000, or 71%, to $66,000 from $225,000 for the same period in 2009. The decrease in interest expense was principally due to reduced equipment borrowings and the repayment of all outstanding indebtedness under our credit facility in 2010. Interest income for the three and nine months ended September 30, 2010 was $104,000 as the result of interest earned on the net cash proceeds from our initial public offering in April 2010. Other expense for the three months ended September 30, 2010 was $85,000 compared to $8,000 for the same period in 2009. Other expense for the nine months ended September 30, 2010 was $93,000 compared to other income of $113,000 for the same period in 2009. The other income (expense) change was driven primarily by updating the value of outstanding preferred stock warrants to fair market value as required by generally accepted accounting principles. We expect that there will be no further income or expense related to these warrants as they were converted to common stock warrants with the completion of our initial public offering in April 2010.
          Income Tax Benefit (Expense). Income tax benefit was $7,000 for the three months ended September 30, 2010, compared to income tax expense of $49,000 for the three months ended September 30, 2009. Income tax expense was $96,000 for the nine months ended September 30, 2010 compared to $60,000 for the same period in 2009. We record our interim provision for income taxes based on our estimated annual effective tax rate for the year. Our provision for income taxes includes estimated federal alternative minimum taxes, state income and franchise taxes, as well as deferred tax expense resulting from the book and tax basis difference in goodwill from a prior asset acquisition.
          Adjusted EBITDA. Adjusted EBITDA, which is a non-GAAP measure of financial performance, consists of net income plus depreciation and amortization, interest expense, interest income, income tax (benefit) expense and non-cash, share-based compensation expense. We use Adjusted EBITDA as a measure of operating performance because it assists us in comparing performance on a consistent basis, as it removes from our operating results the impact of our capital structure. We believe Adjusted EBITDA is useful to an investor in evaluating our operating performance because it is widely used to measure a company’s operating performance without regard to items such as depreciation and amortization, which can vary depending upon accounting methods and the book value of assets, and to present a meaningful measure of corporate performance exclusive of our capital structure and the method by which assets were acquired.
          The following table provides a reconciliation of net income to Adjusted EBITDA (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income	$886	$346	$2,443	$949
Depreciation and amortization	403	326	1,148	1,089
Interest expense	8	61	66	225
Interest income	(104)	—	(104)	—
Income tax (benefit) expense	(7)	49	96	60

EBITDA	1,186	782	3,649	2,323
Non-cash, share-based compensation expense	232	79	458	177

Adjusted EBITDA	$1,418	$861	$4,107	$2,500

          Non-GAAP Net Income per Share. Non-GAAP net income per share consists of net income plus non-cash, share-based compensation expense and amortization expense related to intangible assets divided by the weighted average number of shares of common stock outstanding during each period. We believe non-GAAP net income per share is useful to an investor because it is widely used to measure a company’s operating performance.
          The following table provides a reconciliation of net income to non-GAAP net income per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income	$886	$346	$2,443	$949
Non-cash, share-based compensation expense	232	79	458	177
Amortization of intangible assets	—	—	—	155

Non-GAAP net income	$1,118	$425	$2,901	$1,281

Shares used to compute non-GAAP net income per share
Basic	11,620	331	6,796	331
Diluted	12,413	9,004	11,275	9,084

Non-GAAP net income per share
Basic	$0.10	$1.28	$0.43	$3.87
Diluted	$0.09	$0.05	$0.26	$0.14
Liquidity and Capital Resources
          At September 30, 2010, our principal sources of liquidity were cash and cash equivalents of $39.1 million and accounts receivable, net of allowance for doubtful accounts, of $5.5 million. Our working capital at September 30, 2010 was $40.6 million compared to $5.0 million at December 31, 2009. The increase in working capital from December 31, 2009 to September 30, 2010 resulted primarily from the following:
•	$33.2 million increase in cash and cash equivalents, primarily representing the net proceeds from our initial public offering in April 2010;

•	$751,000 increase in net accounts receivable, due to new business for the nine months ended September 30, 2010;

•	$455,000 increase in deferred costs, current for expenses related to increased implementation resources and commission payments for new business;

•	$449,000 decrease in prepaid expenses and other current assets, as prepaid expenses related to our initial public offering were recognized;

•	$287,000 decrease in accounts payable, and $175,000 decrease in accrued expenses and other current liabilities, as payments were made on invoices and accruals related to our initial public offering;

•	$714,000 increase in accrued compensation and benefits, due primarily to increased salary accruals, slightly offset by payments made in early 2010 for bonuses accrued as of December 31, 2009;

•	$267,000 increase in current deferred revenue, due to new business for the nine months ended September 30, 2010; and,

•	$2.2 million decrease in the current portion of long-term debt and line of credit, as amounts were repaid with proceeds from our initial public offering.

Net Cash Flows from Operating Activities
          Net cash provided by operating activities was $4.1 million for each of the nine months ended September 30, 2010 and 2009, as the approximate $1.5 increase in net income was more than offset by the changes in non-cash expenses and the changes in working capital accounts as discussed above.
Net Cash Flows from Investing Activities
          Net cash used in investing activities was $1.2 million for the nine months ended September 30, 2010 and $506,000 for the same period in 2009, all for capital expenditures. Capital expenditures in 2010 included a significant consolidated purchase of middleware and database licenses.
Net Cash Flows from Financing Activities
          Net cash provided by financing activities was $30.3 million for the nine months ended September 30, 2010, representing the approximate $33.0 million of net proceeds from our initial public offering slightly offset by $2.6 million of net repayments on our outstanding indebtedness. Net cash used in financing activities was $1.5 million for the nine months ended September 30, 2009, representing net repayments on outstanding indebtedness.
Credit Facility
          We maintained a credit facility with BlueCrest Venture Finance Master Fund Limited which provided us a series of equipment and term loans as well as a revolving line of credit. This credit facility is discussed in more detail under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Facility” and in Note D to our financial statements included in the final prospectus for our initial public offering dated April 22, 2010 as filed with the Securities and Exchange Commission. We terminated this credit facility, effective March 31, 2010, such that no new borrowings will be made and all related outstanding indebtedness was repaid during the quarter ended June 30, 2010. We are currently reviewing our future needs for a credit facility.
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
          Inflation and changing prices did not have a material effect on our business during the three and nine months ended September 30, 2010. We do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

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
     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
          As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.
Changes in Internal Control over Financial Reporting
          There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

Item 1.	Legal Proceedings
          We are not currently subject to any material legal proceedings. From time to time, however, we may be engaged in legal actions arising from our normal business activities. Any such actions, even those that lack merit, could result in the expenditure of significant financial and managerial resources.

Item 1A.	Risk Factors
          There have been no material changes in our risk factors from those disclosed under the heading “Risk Factors” in the final prospectus for our initial public offering dated April 22, 2010 as filed with the Securities and Exchange Commission.

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

Dated: November 4, 2010	SPS COMMERCE, INC.
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