Form 10-K
period 2010-12-31
SPS COMMERCE INC
filed 2011-03-03
CIK 1092699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2010
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission file number 001-34702
SPS COMMERCE, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	41-2015127
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

333 South Seventh Street, Suite 1000, Minneapolis, MN 55402
(Address of Principal Executive Offices, Including Zip Code)
(612) 435-9400
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of Each Exchange on Which Registered)

Common stock, par value $0.001 per share	The Nasdaq Stock Market LLC (Nasdaq Global Market)

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of the registrant’s common stock held by non-affiliates of the registrant (based upon the closing sale price of $11.62 per share on the Nasdaq Global Market on such date) was approximately $68.9 million.

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of February 23, 2011 was 11,871,781 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2011 (the “2011 Proxy Statement”), which is expected to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III of this Annual Report on Form 10-K.

SPS COMMERCE, INC.

ANNUAL REPORT ON FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements regarding us, our business prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described under the heading “Risk Factors” included in this Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission that advise interested parties of the risks and factors that may affect our business.

PART I

Item 1.	Business

Overview

We are a leading provider of on-demand supply chain management solutions, providing integration, collaboration, connectivity, visibility and data analytics to thousands of customers worldwide. We provide our solutions through SPSCommerce.net, a hosted software suite that improves the way suppliers, retailers, distributors and other customers manage and fulfill orders. Implementing and maintaining supply chain management software is resource intensive and not a core competency for most businesses. SPSCommerce.net uses pre-built integrations to eliminate the need for on-premise software and support staff, which enables our supplier customers to shorten supply cycle times, optimize inventory levels, reduce costs and satisfy retailer requirements. As of December 31, 2010, we had approximately 12,400 customers with contracts to pay us monthly fees, which we refer to as recurring revenue customers. We have also generated revenues by providing supply chain management solutions to an additional 26,000 organizations that, together with our recurring revenue customers, we refer to as our customers. Once connected to our platform, our customers often require integrations to new organizations that represent an expansion of our platform and new sources of revenues for us.

We deliver our solutions to our customers over the Internet using a Software-as-a-Service model. This model enables our customers to easily interact with their trading partners around the world without the local implementation and servicing of software that traditional on-premise solutions require. Our delivery model also enables us to offer greater functionality, integration and reliability with less cost and risk than traditional solutions.

For 2008, 2009 and 2010, we generated revenues of $30.7 million, $37.7 million and $44.6 million. Our fiscal quarter ended December 31, 2010 represented our 40th consecutive quarter of increased revenues. Recurring revenues from recurring revenue customers accounted for 84%, 80% and 83% of our total revenues for 2008, 2009 and 2010. No customer represented over 2% of our revenues for 2008, 2009 or 2010.

Our Industry

Supply Chain Management Industry Background

The supply chain management industry serves thousands of retailers around the world supplied with goods from tens of thousands of suppliers. Additional participants in this market include distributors, third-party logistics providers, manufacturers, fulfillment and warehousing providers and sourcing companies. Supply chain management involves communicating data related to the exchange of goods among these trading partners. At every stage of the supply chain there are inefficient, labor-intensive processes between trading partners with significant documentation requirements, such as the counting, sorting and verifying of goods before shipment, while in transit and upon delivery. Supply chain management solutions must address trading partners’ needs for integration, collaboration, connectivity, visibility and data analytics to improve the speed, accuracy and efficiency with which goods are ordered and supplied.

The pervasiveness of the Internet, along with the dramatic declines in the pricing of computing technology and network bandwidth, have enabled companies to adopt on-demand applications at an increasing rate. As familiarity and acceptance of on-demand solutions continues to accelerate, we believe companies, both large and small, will continue to turn to on-demand delivery methods similar to ours for their supply chain integration needs, as opposed to traditional on-premise software deployment. Our target market, supply chain integration solutions delivered on a Software-as-a-Service platform, is one of many which comprise the global Software-as-a-Service market.

The Rule Books — Integration Between Retailers and Suppliers

Retailers impose specific work-flow rules and standards on their trading partners for electronically communicating supply chain information. These “rule books” include specific business processes for suppliers to exchange data and documentation requirements such as invoices, purchase orders and advance shipping notices. Rule books can be hundreds of pages, and retailers frequently have multiple rule books for international requirements or specific fulfillment models. Suppliers working with multiple retailers need to accommodate different rule books for each retailer. These rule books are not standardized between retailers, but vary based on a retailer’s size, industry and technological capabilities. The responsibility for creating information “maps,” which are integration connections between the retailer and the supplier that comply with the retailer’s rule books, resides primarily with the supplier. The cost of noncompliance can be refusal of delivered goods, fines and ultimately a termination of the supplier’s relationship with the retailer. The complexity of retailers’ requirements and consequences of noncompliance create growing demand for specialized supply chain management solutions.

Traditional Supply Chain Management Solutions

Traditional supply chain management solutions range from non-automated paper or fax solutions to electronic solutions implemented using on-premise licensed software. On-premise licensed software provides connectivity between only one organization and its trading partners and typically requires significant time and technical expertise to configure, deploy and maintain. These software providers primarily link retailers and suppliers through the Electronic Data Interchange protocol that enables the structured electronic transmission of data between organizations. Because of set-up and maintenance costs, technical complexity and a growing volume of requirements from retailers, the traditional software model is not well suited for many suppliers, especially those small and medium in size.

Need for Effective Analysis of Data for Intelligent Decision Making

Integrating retailers and suppliers is a first step in addressing the complexities in the supply chain ecosystem. As the number and geographic dispersion of trading partners has grown, so too has the volume of data produced by the supply chain. As a result, trading partners want a solution to effectively consolidate, distill and channel information to managers and decision-makers who can use the information to drive efficiency, revenue growth and profitability. The abundance of data produced by these processes, including data for fulfillment, sales and inventory levels, is often inaccessible to trading partners for analysis. The data and related analytics are essential for optimizing the inventory and fulfillment process and will continue to drive demand for supply chain management solutions.

Software-as-a-Service Solutions Provide Flexibility and Effective Management Across the Supply Chain

A Software-as-a-Service model is well suited for providing supply chain management solutions. On-demand solutions are able to continue utilizing standard connectivity protocols, such as Electronic Data Interchange, but also are able to support other protocols, such as XML, as retailers require. These on-demand solutions connect suppliers and retailers more efficiently than traditional on-premise software solutions by leveraging the integrations created for a single supplier across all participating suppliers.

Software-as-a-Service solutions also allow an organization to connect across the supply chain ecosystem, addressing increased retailer demands, globalization and increased complexity affecting the supply chain. In addition, Software-as-a-Service solutions can integrate supply chain management applications with organizations’ existing enterprise resource planning systems.

SPSCommerce.net: Our Platform

We operate one of the largest trading partner integration centers through SPSCommerce.net, a hosted software suite that improves the way suppliers, retailers, distributors and other trading partners manage and fulfill orders. More than 38,000 customers across more than 40 countries have used our platform to enhance their trading relationships. SPSCommerce.net fundamentally changes how organizations use electronic communication to manage their supply chains by replacing the collection of traditional, custom-built, point-to-point integrations with a “hub-and-spoke” model whereby a single integration to SPSCommerce.net allows an organization to connect seamlessly to the entire SPSCommerce.net network of trading partners.

SPSCommerce.net combines integrations that comply with numerous rule books for retailers, grocers and distributors with whom we and our customers have done business. SPSCommerce.net does this through a multi-tenant architecture and provides ancillary support services that deliver a comprehensive set of supply chain management solutions to customers. By maintaining current integrations with retailers, SPSCommerce.net obviates the need for suppliers to continually stay up-to-date with the rule book changes required by retailers. Moreover, by leveraging an on-demand delivery model, we eliminate or greatly reduce the burden on suppliers to support and maintain an on-premise software application, thereby reducing ongoing operating costs. As the communication hub for trading partners, we also are able to provide increased visibility and data analytics capabilities for retailers and suppliers across their supply chains, each of which is difficult to gain from traditional, point-to-point integration solutions.

Our platform delivers suppliers and retailers the following solutions:

•	Trading Partner Integration. Our Trading Partner Integration solution replaces or augments an organization’s existing trading partner electronic communication infrastructure, enabling suppliers to comply with retailers’ rule books and allowing for the electronic exchange of information among numerous trading partners through various protocols.

•	Trading Partner Enablement. Our Trading Partner Enablement solution helps organizations, typically large retailers, implement new integrations with trading partners to drive automation and electronic communication across their supply chains.

•	Trading Partner Intelligence. In 2009, we introduced our Trading Partner Intelligence solution, which consists of data analytics applications and allows our customers to improve their visibility across, and analysis of, their supply chains. Retailers improve their visibility into supplier performance and their understanding of product sell-through.

•	Other Trading Partner Solutions. We provide a number of peripheral solutions such as barcode labeling and our scan and pack application, which helps trading partners process information to streamline the picking and packaging process.

Our Customer and Sales Sources

As one of the largest on-demand supply chain management solutions providers, the trading partner relationships that we enable among our retailer, supplier and fulfillment customers naturally lead to new customer acquisition opportunities.

“Network Effect” of SPSCommerce.net

Once connected to our network, trading partners can exchange electronic supply chain information with each other. Through our platform, we helped over 38,000 customers to communicate electronically with their trading partners. The value of our platform increases with the number of trading partners connected to the platform. The addition of each new customer to our platform allows that new customer to communicate with our existing customers and allows our existing customers to route orders to the new customer. This “network effect” of adding an additional customer to our platform creates a significant opportunity for existing customers to realize incremental sales by working with our new trading partners and vice versa. As a result of this increased volume of activity amongst our network participants, we earn additional revenues from these participants.

Customer Acquisition Sources

Trading Partner Enablement.  When a retailer decides to change the workflow or protocol by which it interacts with its suppliers, the retailer may engage us to work with its supplier base to communicate and test the change in procedure. Performing these programs on behalf of retailers often generates supplier sales leads for us.

Referrals from Trading Partners.  We also receive sales leads from customers of SPSCommerce.net seeking to communicate electronically with their trading partners. For example, a supplier may refer to us its third-party logistics provider or manufacturer which is not in our network.

Channel Partners.  In addition to the customer acquisition sources identified above, we market our solutions through channel partners. For example, we have contractual relationships with a leading global logistics provider and NetSuite, through whom we gain additional sales. In the case of the leading global logistics provider, we private label our applications, which are in turn sold as this company’s branded services. This company sells our applications through their sales force at no cost to us.

Our Sales Force

We also sell our solutions through a direct sales force which is organized as follows:

•	Retailer Sales. We employ a team of sales professionals who focus on selling our Trading Partner Enablement solution to retailers, grocers and distributors.

•	Supplier Sales. We employ a team of supplier sales representatives based in North America. We also maintain offices in China, the United Kingdom and France.

•	Business Development Efforts. Our business development organization focuses on indirect sales channels. This group establishes relationships with resellers, system integrators, software providers and other partners.

Our Growth Strategy

Our objective is to be the leading global provider of supply chain management solutions. Key elements of our strategy include:

•	Further Penetrate Our Current Market. We believe the global supply chain management market is underpenetrated and, as the supply chain ecosystem becomes more complex and geographically dispersed, the demand for supply chain management solutions will increase, especially among small- and medium-sized businesses. We intend to continue leveraging our relationships with customers and their trading partners to obtain new sales leads.

•	Increase Revenues from Our Customer Base. We believe our overall customer satisfaction is strong and will lead our customers to further utilize our current solutions as their businesses grow, generating additional revenues for us. We also expect to introduce new solutions to sell to our customers. We believe our position as the incumbent supply chain management solution provider to our customers, our integration into our recurring revenue customers’ business systems and the modular nature of our platform are conducive to deploying additional solutions with customers.

•	Expand Our Distribution Channels. We intend to grow our business by expanding our network of direct sales representatives to gain new customers. We also believe there are valuable opportunities to promote and sell our solutions through collaboration with other providers.

•	Expand Our International Presence. We believe our presence in China represents a significant competitive advantage. We plan to increase our international sales efforts to obtain new supplier customers around the world. As part of this plan, we opened direct sales and support offices in the United Kingdom and France in February 2010. We intend to leverage our current international presence to increase the number of integrations we have with retailers in foreign markets to make our platform more valuable to suppliers based overseas.

•	Enhance and Expand Our Platform. We intend to further improve and develop the functionality and features of our platform, including developing new solutions and applications. For example, in 2009, we launched our Trading Partner Intelligence solution, which delivers data analytics applications to suppliers and retailers to improve performance. We also introduced a scan and pack application in 2009 that helps trading partners process information to streamline the picking and packaging process.

•	Selectively Pursue Strategic Acquisitions. The fragmented nature of our market provides opportunity for selective acquisitions. To complement and accelerate our internal growth, we may pursue acquisitions of other supply chain management companies to add customers. We also may pursue acquisitions that allow us to expand into regions or industries where we do not have a significant presence or to offer new functionalities we do not currently provide. We plan to evaluate potential acquisitions of other supply chain management companies primarily based on the number of customers the acquisition would provide relative to the purchase price. We plan to evaluate potential acquisitions to expand into new regions or industries or offer additional functionalities primarily based on the anticipated growth the acquisition would provide, the purchase price and our ability to integrate and operate the acquired business.

Technology, Development and Operations

Technology

We were an early provider of Software-as-a-Service solutions to the supply chain management industry, launching the first version of our platform in 1997. We use commercially available hardware and a combination of proprietary and commercially available software.

The software we license from third parties is typically licensed to us pursuant to a multi-year or perpetual license that includes a multi-year support services agreement with the third party. Our ability to access upgrades to certain software is conditioned upon our continual maintenance of a support services agreement with the third party between the date of the initial license and the date on which we seek or are required to upgrade the software. Although we believe we could replace the software we currently license from third parties with alternative software, doing so could take time, could result in the temporary unavailability of our platform and increase our costs of operations.

Our scalable, on-demand platform treats all customers as logically separate tenants in central applications and databases. As a result, we spread the cost of delivering our solutions across our customer base. Because we do not manage thousands of distinct applications with their own business logic and database schemes, we believe that we can scale our business faster than traditional software vendors, even those that modified their products to be accessible over the Internet.

Development

Our research and development efforts focus on improving and enhancing our existing solutions, as well as developing new solutions and applications. Because of our multi-tenant architecture, we provide our customers with a single version of our platform, which we believe allows us to maintain relatively low research and development expenses compared to traditional on-premise licensed software solutions that support multiple versions.

Operations

We host production and back-up servers in two third-party data centers located in Minneapolis and Saint Paul, Minnesota. We operate all of the hardware on which our applications run in the data centers.

We have monitoring software that continually checks our platform and key underlying components at regular intervals for availability and performance, ensuring our platform is available and providing adequate response. We also have a technology operations team that provides system provisioning, management, maintenance, monitoring and back-up.

To facilitate high availability, we operate a multi-tiered system configuration with load-balanced web server pools, replicated database servers and fault-tolerant storage devices. Databases leverage third-party features for near real-time replication across sites.

Our Customers

As of December 31, 2010, we had approximately 12,400 recurring revenue customers and over 38,000 total customers. Our primary source of revenue is from small- to mid-sized suppliers in the consumer packaged goods industry. We also generate revenues from other members of the supply chain ecosystem, including retailers, grocers, distributors, third-party logistics providers and other trading partners. No customer represented over 2% of our revenues in 2008, 2009 or 2010.

Competition

Vendors in the supply chain management industry offer solutions through three delivery methods: on demand, traditional on-premise software and managed services.

The market for on-demand supply chain management solutions is fragmented and rapidly evolving. Software-as-a-Service vendors compete directly with each other based on the following:

•	breadth of pre-built connections to retailers, third-party logistics providers and other trading partners;

•	history of establishing and maintaining reliable integration connections with trading partners;

•	reputation of the Software-as-a-Service vendor in the supply chain management industry;

•	price;

•	specialization in a customer market segment;

•	speed and quality with which the Software-as-a-Service vendor can integrate its customers to their trading partners;

•	functionality of the Software-as-a-Service solution, such as the ability to integrate the solution with a customer’s business systems;

•	breadth of complementary supply chain management solutions the Software-as-a-Service vendor offers; and

•	training and customer support services provided during and after a customer’s initial integration.

We expect to encounter new and increased competition as this market segment consolidates and matures. Consolidation among Software-as-a-Service vendors could create a direct competitor that is able to compete with us more effectively than the numerous, smaller vendors currently offering Software-as-a-Service supply chain management solutions. Increased competition from Software-as-a-Service vendors could reduce our market share, revenues and operating margins or otherwise adversely affect our business.

Software-as-a-Service vendors also compete with traditional on-premise software companies and managed service providers. Traditional on-premise software companies focused on supply chain integration management include Sterling Commerce, a subsidiary of IBM, GXS Corporation, Extol International and Seeburger. These companies offer a “do-it-yourself” approach in which customers purchase, install and manage specialized software, hardware and value-added networks for their supply chain integration needs. This approach requires customers to invest in staff to operate and maintain the software. Traditional on-premise software companies use a single-tenant approach in which information maps to retailers are built for and used by one supplier, as compared to Software-as-a-Service solutions that allow multiple customers to share information maps with a retailer.

Managed service providers focused on the supply chain management market include Sterling Commerce and GXS. These companies combine traditional on-premise software, hardware and value-added networks with professional information technology services to manage these resources. Like traditional on-premise software companies, managed service providers use a single-tenant approach.

Customers of traditional on-premise software companies and managed service providers typically make significant upfront investments in the supply chain management solutions these competitors provide, which can decrease the customers’ willingness to abandon their investments in favor of a Software-as-a-Service solution. Software-as-a-Service supply chain management solutions also are at a relatively early stage of development compared to traditional on-premise software and managed service providers. Software-as-a-Service vendors compete with these better established solutions based on total cost of ownership and flexibility. If suppliers do not perceive the benefits of Software-as-a-Service solutions, or if suppliers are unwilling to abandon their investments in other supply chain management solutions, our business and growth may suffer. In addition, many traditional on-premise software companies and managed service providers have larger customer bases and may be better capitalized than we are, which may provide them with an advantage in developing, marketing or servicing solutions that compete with ours.

Intellectual Property and Proprietary Content

We rely on a combination of copyright, trademark and trade secret laws in the United States as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand. We enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties and control access to software, documentation and other proprietary information. We registered the marks SPSCommerce.net and SPS Commerce in the United States. We do not have any patents or applications for patents. Our trade secrets consist primarily of the software we have developed for our SPSCommerce.net integration center. Our software is also protected under copyright law, but we do not have any registered copyrights.

Employees

As of December 31, 2010, we had 353 employees. We also employ independent contractors to support our operations. We believe that our continued success will depend on our ability to continue to attract and retain skilled technical and sales personnel. We have never had a work stoppage, and none of our employees are represented by a labor union. We believe our relationship with our employees is good.

Company Information

We were originally incorporated as St. Paul Software, Inc., a Minnesota corporation, on January 28, 1987. On May 30, 2001, we reincorporated in Delaware under our current name, SPS Commerce, Inc. Our principal executive offices are located at 333 South Seventh Street, Suite 1000, Minneapolis, Minnesota 55402, and our telephone number is (612) 435-9400. Our website address is www.spscommerce.com. Information on our website does not constitute part of this Annual Report on Form 10-K or any other report we file or furnish with the Securities and Exchange Commission (“SEC”). We provide free access to various reports that we file with or furnish to the SEC through our website as soon as reasonably practicable after they have been filed or furnished. These reports include, but are not limited to, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports. Our SEC reports can be accessed through the investor relations section of our website or through the SEC’s website at www.sec.gov. Stockholders may also request copies of these documents from:

SPS Commerce, Inc.
Attention: Investor Relations
333 South Seventh Street
Suite 1000
Minneapolis, MN 55402

Executive Officers

Set forth below are the names, ages and titles of the persons serving as our executive officers.

Name	Age	Position

Archie C. Black	48	Chief Executive Officer and President
Kimberly K. Nelson	43	Executive Vice President and Chief Financial Officer
James J. Frome	46	Executive Vice President and Chief Strategy Officer
Michael J. Gray	51	Executive Vice President of Operations
David J. Novak, Jr.	42	Executive Vice President of Business Development

Archie C. Black joined us in 1998 as our Senior Vice President and Chief Financial Officer and served in those capacities until becoming our President and Chief Executive Officer and a director in 2001. Prior to joining us, Mr. Black was a Senior Vice President and Chief Financial Officer at Investment Advisors, Inc. in Minneapolis, Minnesota. Prior to Investment Advisors, he spent three years at Price Waterhouse.

Kimberly K. Nelson has served as our Executive Vice President and Chief Financial Officer since November 2007. Prior to joining us, Ms. Nelson served as the Finance Director, Investor Relations for Amazon.com from June 2005 through November 2007. From April 2003 until June 2005, she served as the Finance Director, Worldwide

Application for Amazon.com’s Technology group. Ms. Nelson also served as Amazon.com’s Finance Director, Financial Planning and Analysis from December 2000 until April 2003.

James J. Frome has served as our Executive Vice President and Chief Strategy Officer since March 2001. Mr. Frome served as our Vice President of Marketing from July 2000 to March 2001. Prior to joining us, he served as a Divisional Vice President of marketing at Sterling Software, Inc. from 1999 to 2000. Prior to joining Sterling Software, he served as a Senior Product Manager and Director of Product Management at Information Advantage, Inc. from 1993 to 1999.

Michael J. Gray has served as our Executive Vice President of Operations since November 2008. Prior to joining us, Mr. Gray served as Chief Technology Officer at IDeaS Revenue Optimization from October 2007 to November 2008. From 2001 to October 2007, Mr. Gray served as Senior Director of Technology at Thomson Corporation (formerly West Publishing). Mr. Gray also served in various leadership and technical position at Thomson Corporation prior to his promotion to Senior Director of Technology.

David J. Novak, Jr. has served as our Executive Vice President of Business Development since 2007. Prior to joining us, he served as Vice President of Sales, North America-Business Intelligence for Oracle Corporation from January 2006 to June 2007. Prior to Oracle’s acquisition of Siebel Systems, Inc. in 2006, he served as Regional Vice President of Sales — Western U.S. and Asia Pacific for Siebel Systems’ business intelligence division starting in 2001.

Item 1A.	Risk Factors

Set forth below and elsewhere in this Annual Report on Form 10-K, and in other documents we file with the Securities and Exchange Commission, are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this Annual Report on Form 10-K and in other written and oral communications from time to time. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks. In assessing these risks, you should also refer to the other information contained in this Annual Report on Form 10-K, including our financial statements and related notes.

The market for on-demand supply chain management solutions is at an early stage of development. If this market does not develop or develops more slowly than we expect, our revenues may decline or fail to grow and we may incur operating losses.

We derive, and expect to continue to derive, substantially all of our revenues from providing on-demand supply chain management solutions to suppliers. The market for on-demand supply chain management solutions is in an early stage of development, and it is uncertain whether these solutions will achieve and sustain high levels of demand and market acceptance. Our success will depend on the willingness of suppliers to accept our on-demand supply chain management solutions as an alternative to traditional licensed hardware and software solutions.

Some suppliers may be reluctant or unwilling to use our on-demand supply chain management solutions for a number of reasons, including existing investments in supply chain management technology. Supply chain management functions traditionally have been performed using purchased or licensed hardware and software implemented by each supplier. Because this traditional approach often requires significant initial investments to purchase the necessary technology and to establish systems that comply with retailers’ unique requirements, suppliers may be unwilling to abandon their current solutions for our on-demand supply chain management solutions.

Other factors that may limit market acceptance of our on-demand supply chain management solutions include:

•	our ability to maintain high levels of customer satisfaction;

•	our ability to maintain continuity of service for all users of our platform;

•	the price, performance and availability of competing solutions; and

•	our ability to assuage suppliers’ confidentiality concerns about information stored outside of their controlled computing environments.

If suppliers do not perceive the benefits of our on-demand supply chain management solutions, or if suppliers are unwilling to accept our platform as an alternative to the traditional approach, the market for our solutions might not continue to develop or might develop more slowly than we expect, either of which would significantly adversely affect our revenues and growth prospects.

We do not have long-term contracts with our recurring revenue customers, and our success therefore depends on our ability to maintain a high level of customer satisfaction and a strong reputation in the supply chain management industry.

Our contracts with our recurring revenue customers typically allow the customer to cancel the contract for any reason with 30 days prior notice. Our continued success therefore depends significantly on our ability to meet or exceed our recurring revenue customers’ expectations because most recurring revenue customers do not make long-term commitments to use our solutions. In addition, if our reputation in the supply chain management industry is harmed or diminished for any reason, our recurring revenue customers have the ability to terminate their relationship with us on short notice and seek alternative supply chain management solutions. If a significant number of recurring revenue customers seek to terminate their relationship with us, our business, results of operations and financial condition can be adversely affected in a short period of time.

Continued economic weakness and uncertainty could adversely affect our revenue, lengthen our sales cycles and make it difficult for us to forecast operating results accurately.

Our revenues depend significantly on general economic conditions and the health of retailers. Economic weakness and constrained retail spending adversely affected revenue growth rates in late 2008 and similar circumstances may result in slower growth, or reductions, in revenues and gross profits in the future. We have experienced, and may experience in the future, reduced spending in our business due to financial turmoil affecting the U.S. and global economy, and other macroeconomic factors affecting spending behavior. Uncertainty about future economic conditions makes it difficult for us to forecast operating results and to make decisions about future investments. In addition, economic conditions or uncertainty may cause customers and potential customers to reduce or delay technology purchases, including purchases of our solutions. Our sales cycle may lengthen if purchasing decisions are delayed as a result of uncertain information technology or development budgets or contract negotiations become more protracted or difficult as customers institute additional internal approvals for information technology purchases. Delays or reductions in information technology spending could have a material adverse effect on demand for our solutions, and consequently our results of operations, prospects and stock price.

If we are unable to attract new customers, or sell additional solutions, or if our customers do not increase their use of our solutions, our revenue growth and profitability will be adversely affected.

To increase our revenues and achieve and maintain profitability, we must regularly add new customers, sell additional solutions and our customers must increase their use of the solutions for which they currently subscribe. We intend to grow our business by hiring additional inside sales personnel, developing strategic relationships with resellers, including resellers that incorporate our applications in their offerings, and increasing our marketing activities. In addition, we derived more than 90% of our revenues from sales of our Trading Partner Integration solution in 2008, 2009 and 2010 and have not yet received significant revenues from solutions and applications that we introduced in 2009. If we are unable to hire or retain quality sales personnel, convert companies that have been referred to us by our existing network into paying customers, ensure the effectiveness of our marketing programs, or if our existing or new customers do not perceive our solutions to be of sufficiently high value and quality, we might not be able to increase sales and our operating results will be adversely affected. In addition, if we fail to sell our new solutions to existing or new customers, we will not generate anticipated revenues from these solutions, our operating results will suffer and we might be unable to grow our revenues or achieve or maintain profitability.

Our quarterly results of operations may fluctuate in the future, which could result in volatility in our stock price.

Our quarterly revenues and results of operations have varied in the past and may fluctuate as a result of a variety of factors, including the success of our new offerings such as our Trading Partner Intelligence solution. If our quarterly revenues or results of operations fluctuate, the price of our common stock could decline substantially. Fluctuations in our results of operations may be due to a number of factors, including, but not limited to, those listed below and identified throughout this “Risk Factors” section:

•	our ability to retain and increase sales to customers and attract new customers, including our ability to maintain and increase our number of recurring revenue customers;

•	the timing and success of introductions of new solutions or upgrades by us or our competitors;

•	the strength of the economy, in particular as it affects the retail sector;

•	changes in our pricing policies or those of our competitors;

•	competition, including entry into the industry by new competitors and new offerings by existing competitors;

•	the amount and timing of our expenses, including stock-based compensation and expenditures related to expanding our operations, supporting new customers, performing research and development, or introducing new solutions; and

•	changes in the payment terms for our solutions.

Due to the foregoing factors, and the other risks discussed in this Annual Report on Form 10-K, you should not rely on comparisons of our results of operations as an indication of our future performance.

We have incurred operating losses in the past and may incur operating losses in the future.

We began operating our supply chain management solution business in 1997. Throughout most of our history, we have experienced net losses and negative cash flows from operations. As of December 31, 2010, we had an accumulated deficit of $62.8 million. We expect our operating expenses to increase in the future as we expand our operations. Furthermore, since our initial public offering in April 2010, we have experienced a significant increase in legal, accounting and other expenses that we did not incur as a private company. If our revenues do not continue to grow to offset these increased expenses, we may not be profitable. We cannot assure you that we will be able to maintain profitability. You should not consider recent revenue growth as indicative of our future performance. In fact, in future periods, we may not have any revenue growth, or our revenues could decline.

Our inability to adapt to rapid technological change could impair our ability to remain competitive.

The industry in which we compete is characterized by rapid technological change, frequent introductions of new products and evolving industry standards. Our ability to attract new customers and increase revenues from customers will depend in significant part on our ability to anticipate industry standards and to continue to enhance existing solutions or introduce or acquire new solutions on a timely basis to keep pace with technological developments. The success of any enhancement or new solution depends on several factors, including the timely completion, introduction and market acceptance of the enhancement or solution. Any new solution we develop or acquire might not be introduced in a timely or cost-effective manner and might not achieve the broad market acceptance necessary to generate significant revenues. For example, we introduced our Trading Partner Intelligence solution during 2009, but we have not yet received significant revenues from this solution. If any of our competitors implements new technologies before we are able to implement them, those competitors may be able to provide more effective solutions than ours at lower prices. Any delay or failure in the introduction of new or enhanced solutions could adversely affect our business, results of operations and financial condition.

We may experience service failures or interruptions due to defects in the hardware, software, infrastructure, third party components or processes that comprise our existing or new solutions, any of which could adversely affect our business.

Technology solutions as complex as ours may contain undetected defects in the hardware, software, infrastructure, third party components or processes that are part of the solutions we provide. If these defects lead to service failures, we could experience delays or lost revenues during the period required to correct the cause of the defects. We cannot be certain that defects will not be found in new solutions or upgraded solutions, resulting in loss of, or delay in, market acceptance, which could have an adverse effect on our business, results of operations and financial condition.

Because customers use our on-demand supply chain management solutions for critical business processes, any defect in our solutions, any disruption to our solutions or any error in execution could cause recurring revenue customers to cancel their contracts with us, prevent potential customers from joining our network and harm our reputation. Although most of our contracts with our customers limit our liability to our customers for these defects, disruptions or errors, we nonetheless could be subject to litigation for actual or alleged losses to our customers’ businesses, which may require us to spend significant time and money in litigation or arbitration or to pay significant settlements or damages. We do not currently maintain any warranty reserves. Defending a lawsuit, regardless of its merit, could be costly and divert management’s attention and could cause our business to suffer.

The insurers under our existing liability insurance policy could deny coverage of a future claim that results from an error or defect in our technology or a resulting disruption in our solutions, or our existing liability insurance might not be adequate to cover all of the damages and other costs of such a claim. Moreover, we cannot assure you that our current liability insurance coverage will continue to be available to us on acceptable terms or at all. The successful assertion against us of one or more large claims that exceeds our insurance coverage, or the occurrence of changes in our liability insurance policy, including an increase in premiums or imposition of large deductible or co-insurance requirements, could have an adverse effect on our business, financial condition and operating results. Even if we succeed in litigation with respect to a claim, we are likely to incur substantial costs and our management’s attention will be diverted from our operations.

Interruptions or delays from third-party data centers could impair the delivery of our solutions and our business could suffer.

We use two third-party data centers, located in Minneapolis and Saint Paul, Minnesota, to conduct our operations. All of our solutions reside on hardware that we own or lease and operate in these locations. Our operations depend on the protection of the equipment and information we store in these third-party centers against damage or service interruptions that may be caused by fire, flood, severe storm, power loss, telecommunications failures, unauthorized intrusion, computer viruses and disabling devices, denial of service attacks, natural disasters, war, criminal act, military action, terrorist attack and other similar events beyond our control. A prolonged service disruption affecting our solutions for any of the foregoing reasons could damage our reputation with current and potential customers, expose us to liability, cause us to lose recurring revenue customers or otherwise adversely affect our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the data centers we use.

Our on-demand supply chain management solutions are accessed by a large number of customers at the same time. As we continue to expand the number of our customers and solutions available to our customers, we may not be able to scale our technology to accommodate the increased capacity requirements, which may result in interruptions or delays in service. In addition, the failure of our third-party data centers to meet our capacity requirements could result in interruptions or delays in our solutions or impede our ability to scale our operations. In the event that our data center arrangements are terminated, or there is a lapse of service or damage to such facilities, we could experience interruptions in our solutions as well as delays and additional expense in arranging new facilities and services.

A failure to protect the integrity and security of our customers’ information could expose us to litigation, materially damage our reputation and harm our business, and the costs of preventing such a failure could adversely affect our results of operations.

Our business involves the collection and use of confidential information of our customers and their trading partners. We cannot assure you that our efforts to protect this confidential information will be successful. If any compromise of this information security were to occur, we could be subject to legal claims and government action, experience an adverse effect on our reputation and need to incur significant additional costs to protect against similar information security breaches in the future, each of which could adversely affect our financial condition, results of operations and growth prospects. In addition, because of the critical nature of data security, any perceived breach of our security measures could cause existing or potential customers not to use our solutions and could harm our reputation.

Evolving regulation of the Internet may increase our expenditures related to compliance efforts, which may adversely affect our financial condition.

As Internet commerce continues to evolve, increasing regulation by federal, state or foreign agencies becomes more likely. We are particularly sensitive to these risks because the Internet is a critical component of our on-demand business model. For example, we believe that increased regulation is likely in the area of data privacy, and laws and regulations applying to the solicitation, collection, processing or use of personal or consumer information could affect our customers’ ability to use and share data, potentially reducing demand for solutions accessed via the Internet and restricting our ability to store, process and share data with our clients via the Internet. In addition, taxation of services provided over the Internet or other charges imposed by government agencies or by private organizations for accessing the Internet may be imposed. Any regulation imposing greater fees for Internet use or restricting information exchange over the Internet could result in a decline in the use of the Internet and the viability of Internet-based services, which could harm our business.

If we fail to protect our intellectual property and proprietary rights adequately, our business could be adversely affected.

We believe that proprietary technology is essential to establishing and maintaining our leadership position. We seek to protect our intellectual property through trade secrets, copyrights, confidentiality, non-compete and nondisclosure agreements, trademarks, domain names and other measures, some of which afford only limited protection. We do not have any patents, patent applications or registered copyrights. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our technology or to obtain and use information that we regard as proprietary. We cannot assure you that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar or superior technology or design around our intellectual property. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the United States. Intellectual property protections may also be unavailable, limited or difficult to enforce in some countries, which could make it easier for competitors to capture market share. Our failure to protect adequately our intellectual property and proprietary rights could adversely affect our business, financial condition and results of operations.

An assertion by a third party that we are infringing its intellectual property could subject us to costly and time-consuming litigation or expensive licenses and our business might be harmed.

The Internet supply chain management and technology industries are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. As we seek to extend our solutions, we could be constrained by the intellectual property rights of others.

We might not prevail in any intellectual property infringement litigation given the complex technical issues and inherent uncertainties in such litigation. Defending such claims, regardless of their merit, could be time-consuming and distracting to management, result in costly litigation or settlement, cause development delays, or require us to enter into royalty or licensing agreements. If our solutions violate any third-party proprietary rights, we could be required to withdraw those solutions from the market, re-develop those solutions or seek to obtain licenses from third parties, which might not be available on reasonable terms or at all. Any efforts to re-develop our solutions, obtain licenses from third parties on favorable terms or license a substitute technology might not be successful and, in any case, might substantially increase our costs and harm our business, financial condition and operating results. Withdrawal of any of our solutions from the market might harm our business, financial condition and operating results.

In addition, we incorporate open source software into our platform. Given the nature of open source software, third parties might assert copyright and other intellectual property infringement claims against us based on our use of certain open source software programs. The terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that those licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to commercialize our solutions. In that event, we could be required to seek licenses from third parties in order to continue offering our solutions, to re-develop our solutions or to discontinue sales of our solutions, or to release our proprietary software code under the terms of an open source license, any of which could adversely affect our business.

We rely on third party hardware and software that could take a significant time to replace or upgrade.

We rely on hardware and software licensed from third parties to offer our on-demand supply chain management solutions. This hardware and software, as well as maintenance rights for this hardware and software, may not continue to be available to us on commercially reasonable terms, or at all. If we lose the right to use or upgrade any of these licenses, our customers could experience delays or be unable to access our solutions until we can obtain and integrate equivalent technology. There might not always be commercially reasonable hardware or software alternatives to the third-party hardware and software that we currently license. Any such alternatives could be more difficult or costly to replace than the third-party hardware and software we currently license, and integration of the alternatives into our platform could require significant work and substantial time and resources. Any delays or failures associated with our platform could injure our reputation with customers and potential customers and result in an adverse effect on our business, results of operations and financial condition.

We may pursue acquisitions and our potential inability to successfully integrate newly acquired companies or businesses could adversely affect our financial results.

We may pursue acquisitions of other companies or their businesses in the future. If we complete acquisitions, we face many risks commonly encountered with growth through acquisitions. These risks include:

•	incurring significantly higher than anticipated capital expenditures and operating expenses;

•	failing to assimilate the operations and personnel of the acquired company or business;

•	disrupting our ongoing business;

•	dissipating our management resources;

•	failing to maintain uniform standards, controls and policies; and

•	impairing relationships with employees and customers as a result of changes in management.

Fully integrating an acquired company or business into our operations may take a significant amount of time. We cannot assure you that we will be successful in overcoming these risks or any other problems encountered with acquisitions. To the extent we do not successfully avoid or overcome the risks or problems related to any acquisitions, our results of operations and financial condition could be adversely affected. Future acquisitions also could impact our financial position and capital needs, and could cause substantial fluctuations in our quarterly and yearly results of operations. Acquisitions could include significant goodwill and intangible assets, which may result in future impairment charges that would reduce our stated earnings.

Our ability to use U.S. net operating loss carryforwards might be limited.

As of December 31, 2010, we had net operating loss carryforwards of $49.9 million for U.S. federal tax purposes and $31.4 million for state tax purposes. These loss carryforwards expire between 2011 and 2029. To the extent these net operating loss carryforwards are available, we intend to use them to reduce the corporate income tax liability associated with our operations. Section 382 of the U.S. Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that might be used to offset taxable income when a corporation has undergone significant changes in stock ownership. We have performed a Section 382 analysis for the time period from our inception through December 8, 2010. During this time period it was determined that we had six separate ownership changes under Section 382. We believe that approximately $17.6 million of federal losses and $7.0 million of state losses will expire unused due to Section 382 limitations. The maximum annual limitation under Section 382 is approximately $990,000. The limitation could be further restricted if ownership changes occur in future years. To the extent our use of net operating loss carryforwards is significantly limited, our income could be subject to corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could result in lower profits.

The markets in which we participate are highly competitive, and our failure to compete successfully would make it difficult for us to add and retain customers and would reduce or impede the growth of our business.

The markets for supply chain management solutions are increasingly competitive and global. We expect competition to increase in the future both from existing competitors and new companies that may enter our markets. Increased competition could result in pricing pressure, reduced sales, lower margins or the failure of our solutions to achieve or maintain broad market acceptance. We face competition from:

•	Software-as-a-Service providers that deliver business-to-business information systems using a multi-tenant approach;

•	traditional on-premise software providers; and

•	managed service providers that combine traditional on-premise software with professional information technology services.

To remain competitive, we will need to invest continuously in software development, marketing, customer service and support and product delivery infrastructure. However, we cannot assure you that new or established competitors will not offer solutions that are superior to or lower in price than ours. We may not have sufficient resources to continue the investments in all areas of software development and marketing needed to maintain our competitive position. In addition, some of our competitors are better capitalized than us, which may provide them with an advantage in developing, marketing or servicing new solutions. Increased competition could reduce our market share, revenues and operating margins, increase our costs of operations and otherwise adversely affect our business.

Mergers or other strategic transactions involving our competitors could weaken our competitive position, which could harm our operating results.

Our industry is highly fragmented, and we believe it is likely that our existing competitors will continue to consolidate or will be acquired. For example, in June 2010, GXS Corporation and Inovis, two large, on-premise software companies, merged to create an e-commerce business that is much larger than ours. In addition, some of our competitors may enter into new alliances with each other or may establish or strengthen cooperative relationships with systems integrators, third-party consulting firms or other parties. Any such consolidation, acquisition, alliance or cooperative relationship could lead to pricing pressure and our loss of market share and could result in a competitor with greater financial, technical, marketing, service and other resources, all of which could have a material adverse effect on our business, operating results and financial condition.

If we fail to retain our Chief Executive Officer and other key personnel, our business would be harmed and we might not be able to implement our business plan successfully.

Given the complex nature of the technology on which our business is based and the speed with which such technology advances, our future success is dependent, in large part, upon our ability to attract and retain highly qualified managerial, technical and sales personnel. In particular, Archie C. Black, our Chief Executive Officer and President, Kimberly K. Nelson, our Executive Vice President and Chief Financial Officer, James J. Frome, our Executive Vice President and Chief Strategy Officer, Michael J. Gray, our Executive Vice President of Operations, and David J. Novak, Jr., our Executive Vice President of Business Development, are critical to the management of our business and operations. Competition for talented personnel is intense, and we cannot be certain that we can retain our managerial, technical and sales personnel or that we can attract, assimilate or retain such personnel in the future. Our inability to attract and retain such personnel could have an adverse effect on our business, results of operations and financial condition.

Our continued growth could strain our personnel resources and infrastructure, and if we are unable to implement appropriate controls and procedures to manage our growth, we will not be able to implement our business plan successfully.

We have experienced a period of rapid growth in our headcount and operations. To the extent that we are able to sustain such growth, it will place a significant strain on our management, administrative, operational and financial infrastructure. Our success will depend in part upon the ability of our senior management to manage this growth effectively. To do so, we must continue to hire, train and manage new employees as needed. If our new hires perform poorly, or if we are unsuccessful in hiring, training, managing and integrating these new employees, or if we are not successful in retaining our existing employees, our business would be harmed. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. The additional headcount we are adding will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. If we fail to successfully manage our growth, we will be unable to execute our business plan.

Our failure to maintain adequate internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 or to prevent or detect material misstatements in our annual or interim financial statements in the future could result in inaccurate financial reporting, or could otherwise harm our business.

We are required to comply with the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act of 2002 by no later than the end of our 2011 fiscal year. We are in the process of determining whether our existing internal controls over financial reporting systems are compliant with Section 404. This process may divert internal resources and will take a significant amount of time and effort to complete. To the extent that we are not currently in compliance with Section 404, we may be required to implement new internal control procedures and re-evaluate our financial reporting. We may experience higher than anticipated operating expenses as well as increased independent auditor fees during the implementation of these changes and thereafter. Further, we may need to hire additional qualified personnel in order for us to comply with Section 404. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in our being unable to obtain an unqualified report on internal controls from our independent auditors, which could have a negative impact on our stock price.

In connection with preparing the registration statement for our initial public offering, we identified an error in our prior years’ financial statements. This error related to accounting for the preferred stock warrants at fair value in 2006, 2007 and 2008. This error resulted in the restatement of our previously issued 2006, 2007 and 2008 financial statements. This error was determined to be a deficiency. Although we have taken measures to remediate the deficiency, we cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses, significant deficiencies or control deficiencies. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in implementation, could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements.

Our failure to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies could reduce our ability to compete successfully and adversely affect our results of operations.

We may need to raise additional funds, and we may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we raise additional equity financing, our security holders may experience significant dilution of their ownership interests and the value of shares of our common stock could decline. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, force us to maintain specified liquidity or other ratios or restrict our ability to pay dividends or make acquisitions. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

•	develop and enhance our solutions;

•	continue to expand our technology development, sales and marketing organizations;

•	hire, train and retain employees; or

•	respond to competitive pressures or unanticipated working capital requirements.

Our inability to do any of the foregoing could reduce our ability to compete successfully and adversely affect our results of operations.

Because our long-term success depends, in part, on our ability to expand the sales of our solutions to customers located outside of the United States, our business will be susceptible to risks associated with international operations.

We have limited experience operating in foreign jurisdictions. Customers in countries outside of North America accounted for 2% of our revenues for 2008, 2009 and 2010. In February 2010, we opened offices in the United Kingdom and France. Our inexperience in operating our business outside of North America increases the risk that our current and any future international expansion efforts will not be successful. Conducting international operations subjects us to new risks that, generally, we have not faced in the United States, including:

•	fluctuations in currency exchange rates;

•	unexpected changes in foreign regulatory requirements;

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	difficulties in managing and staffing international operations;

•	potentially adverse tax consequences, including the complexities of foreign value added tax systems and restrictions on the repatriation of earnings;

•	localization of our solutions, including translation into foreign languages and associated expenses;

•	the burdens of complying with a wide variety of foreign laws and different legal standards, including laws and regulations related to privacy;

•	increased financial accounting and reporting burdens and complexities;

•	political, social and economic instability abroad, terrorist attacks and security concerns in general; and

•	reduced or varied protection for intellectual property rights in some countries.

The occurrence of any one of these risks could negatively affect our international business and, consequently, our results of operations generally. Additionally, operating in international markets also requires significant management attention and financial resources. We cannot be certain that the investment and additional resources required in establishing, acquiring or integrating operations in other countries will produce desired levels of revenues or profitability.

Our stock price may be volatile.

Shares of our common stock were sold in our April 2010 initial public offering at a price of $12.00 per share, and, as of December 31, 2010, our common stock has subsequently traded as high as $15.98 and as low as $8.45 per share. An active, liquid and orderly market for our common stock may not develop or be sustained, which could depress the trading price of our common stock. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	fluctuations in our recorded revenue, even during periods of significant sales order activity;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	failure of any of our solutions to achieve or maintain market acceptance;

•	changes in market valuations of similar companies;

•	success of competitive products or services;

•	changes in our capital structure, such as future issuances of securities or the incurrence of debt;

•	announcements by us or our competitors of significant solutions, contracts, acquisitions or strategic alliances;

•	regulatory developments in the United States, foreign countries or both;

•	litigation involving our company, our general industry or both;

•	additions or departures of key personnel;

•	investors’ general perception of us; and

•	changes in general economic, industry and market conditions.

In addition, if the market for software stocks or the stock market in general experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to class action lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.

Future sales of our common stock by our existing stockholders could cause our stock price to decline.

If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our stockholders might sell shares of our common stock could also depress the market price of our common stock. As of December 31, 2010, we had 462,531 shares of our common stock issuable under our 2010 Equity Incentive Plan and 1,086,813 shares of our common stock issuable under our 2001 Stock Option Plan, both of which are covered by effective registration statements. Furthermore, certain holders of our common stock will have the right to demand that we file registration statements, or request that their shares be covered by a registration statement that we are otherwise filing, with respect to the shares of our common stock held by them, and will have the right to include those shares in any registration statement that we file with the SEC, subject to exceptions, which would enable those shares to be sold in the public market.

Our charter documents and Delaware law may inhibit a takeover that stockholders consider favorable.

Provisions of our certificate of incorporation and bylaws and applicable provisions of Delaware law may delay or discourage transactions involving an actual or potential change in our control or change in our management, including transactions in which stockholders might otherwise receive a premium for their shares, or transactions that our stockholders might otherwise deem to be in their best interests. These provisions:

•	permit our board of directors to issue up to 5,000,000 shares of preferred stock, with any rights, preferences and privileges as our board may designate, including the right to approve an acquisition or other change in our control;

•	provide that the authorized number of directors may be changed by resolution of the board of directors;

•	divide our board of directors into three classes;

•	provide that all vacancies, including newly created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;

•	provide that stockholders seeking to present proposals before a meeting of stockholders or to nominate candidates for election as directors at a meeting of stockholders must provide notice in writing in a timely manner, and also specify requirements as to the form and content of a stockholder’s notice; and

•	do not provide for cumulative voting rights.

In addition, Section 203 of the Delaware General Corporation Law generally limits our ability to engage in any business combination with certain persons who own 15% or more of our outstanding voting stock or any of our associates or affiliates who at any time in the past three years have owned 15% or more of our outstanding voting stock. These provisions may have the effect of entrenching our management team and may deprive you of the opportunity to sell your shares to potential acquirers at a premium over prevailing prices. This potential inability to obtain a control premium could reduce the price of our common stock.

We do not intend to declare dividends on our stock in the foreseeable future.

We currently intend to retain all future earnings for the operation and expansion of our business and, therefore, do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future. Any payment of cash dividends on our common stock will be at the discretion of our board of directors and will depend upon our results of operations, earnings, capital requirements, financial condition, future prospects, contractual restrictions and other factors deemed relevant by our board of directors. Therefore, you should not expect to receive dividend income from shares of our common stock.

Our directors, executive officers and their affiliates have substantial control over us and could delay or prevent a change in corporate control.

As of February 23, 2011, our directors and executive officers, together with their affiliates, beneficially owned, in the aggregate, approximately 23% of our outstanding common stock. As a result, these stockholders, acting together, would have the ability to significantly influence the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to significantly influence the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

•	delaying, deferring or preventing a change in corporate control;

•	impeding a merger, consolidation, takeover or other business combination involving us; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters, including our principal administrative, marketing, sales, technical support and research and development facilities, are located in Minneapolis, MN where we lease approximately 55,400 square feet under an agreement that expires on October 31, 2012.

We believe that our current facilities are suitable and adequate to meet our current needs, and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

Item 3.	Legal Proceedings

We are not currently subject to any material legal proceedings. From time to time, we have been named as a defendant in legal actions arising from our normal business activities, none of which has had a material effect on our business, results of operations or financial condition. We believe that we have obtained adequate insurance coverage or rights to indemnification in connection with potential legal proceedings that may arise.

Item 4.	(Removed and Reserved)

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information.  Our common stock has traded on the Nasdaq Global Market under the symbol “SPSC” since April 22, 2010, the date of our initial public offering. Prior to that time, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on the Nasdaq Global Market.

	High	Low

Fiscal 2010
Second Quarter (from April 22, 2010)	$14.50	$10.90
Third Quarter	$12.83	$8.45
Fourth Quarter	$15.98	$11.59

Stockholders of Record.  As of February 23, 2011, we had 91 stockholders of record of our common stock, excluding holders whose stock is held either in nominee name and/or street name brokerage accounts.

Dividends.  We have not historically paid dividends on our common stock. We intend to retain our future earnings, if any, to finance the expansion and growth of our business, and we do not expect to pay cash dividends on our common stock in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, outstanding indebtedness and plans for expansion and restrictions imposed by lenders, if any.

Stock Performance Graph and Cumulative Total Return

Notwithstanding any statement to the contrary in any of our previous or future filings with the Securities and Exchange Commission, or SEC, the following information relating to the price performance of our common stock shall not be deemed to be “filed” with the SEC or to be “soliciting material” under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and it shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except to the extent we specifically incorporate it by reference into such filing.

The graph below compares the cumulative total stockholder return of our common stock with that of the Nasdaq Composite Index and the Nasdaq Computer & Data Processing Index from April 22, 2010 (the date on which our common stock commenced trading on the Nasdaq Global Market) through December 31, 2010. The graph assumes that $100 was invested in shares of our common stock, the Nasdaq Composite Index and the Nasdaq Computer & Data Processing Index at the close of market on April 22, 2010, and that dividends, if any, were reinvested. The comparisons in this graph are based on historical data and are not intended to forecast or be indicative of future performance of our common stock.

Comparison of Cumulative Total Returns of SPS Commerce, Inc., Nasdaq Composite Index and
Nasdaq Computer & Data Processing Index

	4/22/2010	6/30/2010	9/30/2010	12/31/2010
SPS Commerce, Inc.	$100.0	$85.4	$94.3	$116.2
Nasdaq Composite Index	100.0	84.1	94.6	106.2
Nasdaq Computer & Data Processing Index	100.0	80.8	95.4	108.3

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Sales of Registered Securities

On April 27, 2010, we completed the initial public offering of our common stock pursuant to our Registration Statement on Form S-1 (File No. 333-163476), which was declared effective by the Securities and Exchange Commission on April 21, 2010. Our initial public offering involved the sale of 4,711,198 shares of common stock at an offering price of $12.00 per share. We issued and sold 3,114,504 shares, including 614,504 shares sold pursuant to the exercise in full of the underwriters’ over-allotment option, and the selling stockholders sold 1,596,694 shares.

We received proceeds of approximately $33.0 million, after payment of underwriting discounts and commissions and legal, accounting and other fees incurred in connection with the offering. On April 30, 2010, approximately $555,000 of the net proceeds was used to repay principal and interest on certain outstanding equipment loans.

On December 8, 2010, we completed a stock offering of 115,000 shares of common stock at an offering price of $12.25 per share and received proceeds of approximately $1.0 million, after payment of underwriting discounts and commissions and legal, accounting and other fees incurred in connection with the offering. The offering was made pursuant to our Registration Statement on Form S-1 (File No. 333-170544), which was declared effective by the Securities and Exchange Commission on December 2, 2010.

We have used and intend to continue to use the remaining net proceeds from these offerings for working capital and other general corporate purposes, including to finance our growth, develop new software and fund capital expenditures. Additionally, we may choose to expand our current business through acquisitions of other complementary businesses, products, services, or technologies. Pending such uses, we plan to invest the net proceeds in interest-bearing bank accounts and short-term investment grade securities.

There have been no material differences in the actual use of proceeds from our IPO as compared to the planned use of proceeds as described in the final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b).

Stock Repurchases

None.

Item 6.	Selected Financial Data

The following selected financial data should be read together with our audited financial statements and the related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of results to be expected for any future period.

The statements of operations data for each of the years ended December 31, 2010, 2009 and 2008, the balance sheet data as of December 31, 2010 and 2009 and the operating data relating to Adjusted EBITDA and non-GAAP net income (loss) per diluted share for each of the years ended December 31, 2010, 2009 and 2008 have been derived from our audited annual financial statements which are included in this Annual Report on Form 10-K.

The statements of operations data for the years ended December 31, 2007 and 2006, the balance sheet data as of December 31, 2008, 2007 and 2006 and the operating data relating to Adjusted EBITDA and non-GAAP net income (loss) per diluted share for each of the years ended December 31, 2007 and 2006 have been derived from our audited annual financial statements which are not included in this Annual Report on Form 10-K.

Adjusted EBITDA and non-GAAP net income (loss) per diluted share are non-GAAP financial measures. We believe that these non-GAAP measures provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations. Our management uses these non-GAAP measures to compare the company’s performance to that of prior periods for trend analyses and planning purposes. Adjusted EBITDA is also used for purposes of determining executive and senior management incentive compensation. These measures are also presented to our board of directors.

These non-GAAP measures should not be considered a substitute for, or superior to, financial measures calculated in accordance with generally accepted accounting principles in the United States. These non-GAAP financial measures exclude significant expenses and income that are required by GAAP to be recorded in the company’s financial statements and are subject to inherent limitations. Investors should review the reconciliations of these non-GAAP financial measures to the comparable GAAP financial measures that are included below.

The operating data relating to recurring revenue customers for all periods presented is unaudited and has been derived from our internal records of our operations.

	Year Ended December 31,
	2006	2007	2008	2009	2010
	(In thousands, except per share data)

Statement of Operations Data
Revenues	$19,859	$25,198	$30,697	$37,746	$44,597
Cost of revenues(1)	5,219	6,379	9,258	11,715	12,626

Gross profit	14,640	18,819	21,439	26,031	31,971

Operating expenses
Sales and marketing(1)	8,098	11,636	12,493	13,506	16,601
Research and development(1)	3,190	3,546	3,640	4,305	4,349
General and administrative(1)	4,199	5,458	6,716	6,339	7,985

Total operating expenses	15,487	20,640	22,849	24,150	28,935

Income (loss) from operations	(847)	(1,821)	(1,410)	1,881	3,036
Other income (expense)
Interest expense	(558)	(439)	(419)	(270)	(74)
Interest income	—	—	—	—	158
Other income (expense)	108	120	28	(358)	(144)

Total other expense	(450)	(319)	(391)	(628)	(60)

Income tax expense	(4)	(16)	(94)	(91)	(92)

Net income (loss)	$(1,301)	$(2,156)	$(1,895)	$1,162	$2,884

Net income (loss) per share
Basic	$(10.93)	$(11.65)	$(6.45)	$3.53	$0.36
Diluted	$(10.93)	$(11.65)	$(6.45)	$0.13	$0.25
Weighted average common shares outstanding
Basic	119	185	294	329	8,036
Diluted	119	185	294	9,268	11,596

	As of December 31,
	2006	2007	2008	2009	2010
	(In thousands)

Balance Sheet Data
Cash, cash equivalents and short-term investments	$1,942	$6,117	$3,715	$5,931	$40,473
Working capital	(647)	4,535	3,995	4,973	42,552
Total assets	12,228	20,687	19,197	21,919	57,880
Long-term liabilities	5,167	5,550	5,950	5,317	5,283
Total debt(2)	5,018	4,992	4,471	2,694	122
Total redeemable convertible preferred stock	58,520	65,964	65,964	65,778	—
Total stockholders’ equity (deficit)	(58,046)	(60,111)	(61,844)	(60,466)	(62,768)

	Year Ended December 31,
	2006	2007	2008	2009	2010
	(Unaudited, adjusted EBITDA in thousands)

Operating Data
Adjusted EBITDA(3)	$748	$103	$763	$3,206	$5,175
Non-GAAP net income (loss) per diluted share(4)	$(6.38)	$(7.41)	$(3.23)	$0.17	$0.31
Recurring revenue customers(5)	7,940	9,496	10,076	11,003	12,399

(1)	Includes stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2006	2007	2008	2009	2010

Cost of revenues	$—	$2	$19	$53	$103
Sales and marketing	—	33	60	91	211
Research and development	—	2	4	4	20
General and administrative	6	9	74	80	416

Total	$6	$46	$157	$228	$750

(2)	Total debt consists of our current and long-term capital lease obligations, current and long-term equipment and term loans, line of credit, interest payable and, as of December 31, 2006, mezzanine debt.

(3)	EBITDA consists of net income (loss) plus depreciation and amortization, interest expense, interest income and income tax expense. Adjusted EBITDA consists of EBITDA plus our non-cash, stock-based compensation expense. We use Adjusted EBITDA as a measure of operating performance because it assists us in comparing performance on a consistent basis, as it removes from our operating results the impact of our capital structure. We believe Adjusted EBITDA is useful to an investor in evaluating our operating performance because it is widely used to measure a company’s operating performance without regard to items such as depreciation and amortization, which can vary depending upon accounting methods and the book value of assets, and to present a meaningful measure of corporate performance exclusive of our capital structure and the method by which assets were acquired. The following table provides a reconciliation of net income (loss) to Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2006	2007	2008	2009	2010

Net income (loss)	$(1,301)	$(2,156)	$(1,895)	$1,162	$2,884
Depreciation and amortization	1,481	1,758	1,988	1,455	1,533
Interest expense	558	439	419	270	74
Interest income	—	—	—	—	(158)
Income tax expense	4	16	94	91	92

EBITDA	742	57	606	2,978	4,425
Stock-based compensation expense	6	46	157	228	750

Adjusted EBITDA	$748	$103	$763	$3,206	$5,175

(4)	Non-GAAP net income (loss) per share consists of net income (loss) plus non-cash, stock-based compensation expense and amortization expense related to intangible assets divided by the weighted average number of shares of common stock outstanding during each period. We believe non-GAAP net income (loss) per share is useful to an investor because it is widely used to measure a company’s operating performance. The following table provides a reconciliation of net income (loss) to non-GAAP net income (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2006	2007	2008	2009	2010

Net income (loss)	$(1,301)	$(2,156)	$(1,895)	$1,162	$2,884
Stock-based compensation expense	6	46	157	228	750
Amortization of intangible assets	536	740	788	155	—

Non-GAAP net income (loss)	$(759)	$(1,370)	$(950)	$1,545	$3,634

Non-GAAP net income (loss) per share
Basic	$(6.38)	$(7.41)	$(3.23)	$4.70	$0.45
Diluted	$(6.38)	$(7.41)	$(3.23)	$0.17	$0.31
Shares used to compute non-GAAP net income (loss) per share
Basic	119	185	294	329	8,036
Diluted	119	185	294	9,268	11,596

(5)	This reflects the number of recurring revenue customers at the end of the period. Recurring revenue customers are customers with contracts to pay us monthly fees. A minority portion of our recurring revenue customers consists of separate units within a larger organization. We treat each of these units, which may include divisions, departments, affiliates and franchises, as distinct customers. Our contracts with our recurring revenue customers typically allow the customer to cancel the contract for any reason with 30 days prior notice.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the section titled “Selected Financial Data” and our audited financial statements and related notes which are included elsewhere in this Annual Report on Form 10-K. Our actual results could differ materially from those anticipated in the forward-looking statements included in this discussion as a result of certain factors, including, but not limited to, those discussed in “Risk Factors” included elsewhere in this Annual Report on Form 10-K.

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

SPSCommerce.net fundamentally changes how organizations use electronic communication to manage a supply chain by replacing the collection of traditional, custom-built, point-to-point integrations with a “hub-and-spoke” model whereby a single integration to SPSCommerce.net allows an organization to connect seamlessly to the entire SPSCommerce.net network of trading partners.

We plan to grow our business by further penetrating the supply chain management market, increasing revenues from our customers as their businesses grow, expanding our distribution channels, expanding our international presence and developing new solutions and applications.

For 2008, 2009 and 2010, we generated revenues of $30.7 million, $37.7 million and $44.6 million. Our fiscal quarter ended December 31, 2010 represented our 40th consecutive quarter of increased revenues. Recurring revenues from recurring revenue customers accounted for 84%, 80% and 83% of our total revenues for 2008, 2009 and 2010. No customer represented over 2% of our revenues for 2008, 2009 or 2010.

Key Financial Terms and Metrics

Sources of Revenues

Trading Partner Integration.  Our revenues primarily consist of monthly revenues from our customers for our Trading Partner Integration solution. Our revenues for this solution consist of a monthly subscription fee and a transaction-based fee. We also receive set-up fees for initial integration solutions we provide our customers. Most of our customers have contracts with us that may be terminated by the customer by providing 30 days prior notice. Over 90% of our revenues for 2008, 2009 and 2010 were derived from Trading Partner Integration.

Trading Partner Enablement.  Our Trading Partner Enablement solution helps organizations, typically large retailers, to implement new integrations with trading partners. This solution ranges from Electronic Data Interchange testing and certification to more complex business workflow automation and results in a one-time payment to us.

Trading Partner Intelligence.  In 2009, we introduced our Trading Partner Intelligence solution, which consists of data analytics applications. These applications allow our customers to improve their visibility across, and analysis of, their supply chains. Through interactive data analysis, our retailer customers improve their visibility into supplier performance and their understanding of product sell-through. Our revenues for this solution primarily consist of a monthly subscription fee.

Other Trading Partner Solutions.  The remainder of our revenues is derived from solutions that allow our customers to perform tasks such as barcode labeling or picking-and-packaging information tracking as well as purchases of miscellaneous supplies. These revenues are primarily transaction-based.

Cost of Revenues and Operating Expenses

Overhead Allocation.  We allocate overhead expenses such as rent, certain employee benefit costs, office supplies and depreciation of general office assets to cost of revenues and operating expenses categories based on headcount.

Cost of Revenues.  Cost of revenues primarily consists of personnel costs such as wages and benefits related to implementation teams, customer support personnel and application support personnel. Cost of revenues also includes our cost of network services, which is primarily data center costs for the locations where we keep the equipment that serves our customers, and connectivity costs that facilitate electronic data transmission between our customers and their trading partners. We expect our cost of revenues to increase in absolute dollars.

Sales and Marketing Expenses.  Sales and marketing expenses consist primarily of personnel costs for our sales, marketing and product management teams, commissions earned by our sales personnel and marketing costs. In order to grow our business, we will continue to add resources to our sales and marketing efforts over time. We expect that sales and marketing expenses will increase in absolute dollars.

Research and Development Expenses.  Research and development expenses consist primarily of personnel costs for development and maintenance of existing solutions. This group also is responsible for enhancing existing solutions and applications as well as internal tools and developing new information maps that integrate our customers to their trading partners in compliance with those trading partners’ requirements. We expect research and development expenses will increase in absolute dollars as we continue to enhance and expand our solutions and applications.

General and Administrative Expenses.  General and administrative expenses consist primarily of personnel costs for finance, human resources and internal information technology support, as well as legal, accounting and other fees, such as credit card processing fees. General and administrative expenses also include amortization of intangible assets relating to our acquisition of substantially all of the assets of Owens Direct LLC in February 2006. We amortized these intangible assets over a period of three years ending in February 2009. Since becoming a public company in April 2010, we have incurred additional general and administrative expenses associated with being a public company, including higher legal, audit and insurance fees.

Other Income (Expense).  Other income (expense) primarily consists of interest income, interest expense and the fair market value adjustment of preferred stock warrants using the Black-Scholes pricing model. Interest income represents interest received on our cash and cash equivalents. Interest expense is associated with our debt, which includes equipment loan payments and payments on our term loans.

Other Metrics

Recurring Revenue Customers.  As of December 31, 2010, we had approximately 12,400 customers with contracts to pay us monthly fees, which we refer to as recurring revenue customers. We report recurring revenue customers at the end of a period. A minority portion of our recurring revenue customers consists of separate units within a larger organization. We treat each of these units, which may include divisions, departments, affiliates and franchises, as distinct customers.

Average Recurring Revenues Per Recurring Revenue Customer.  We calculate average recurring revenues per recurring revenue customer for a period by dividing the recurring revenues from recurring revenue customers for the period by the average of the beginning and ending number of recurring revenue customers for the period. For interim periods, we annualize this number by multiplying the quotient by the quotient of 12 divided by the number of months in the period. We anticipate that average recurring revenues per recurring revenue customer will continue to increase as we increase the number of solutions we offer, such as the Trading Partner Intelligence solution we introduced in 2009, and increase the penetration of those solutions across our customer base.

Monthly Subscription and Transaction-Based Fees.  For 2008, 2009 and 2010, revenues from fixed monthly subscription and transaction-based fees accounted for 84%, 80% and 83% of our revenues, which we refer to as recurring revenues. All of these recurring revenues in 2008 and more than 95% of the recurring revenues for 2009 and 2010 related to our Trading Partner Integration solution. Our revenues are not concentrated with any customer, as no customer represented over 2% of our revenues for 2008, 2009 or 2010.

Non-GAAP Financial Measures.  To supplement our financial statements, we also provide investors with Adjusted EBITDA and non-GAAP net income (loss) per share, both of which are non-GAAP financial measures. We believe that these non-GAAP measures provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations. Our management uses these non-GAAP measures to compare the company’s performance to that of prior periods for trend analyses and planning purposes. Adjusted EBITDA is also used for purposes of determining executive and senior management incentive compensation. These measures are also presented to our board of directors.

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

Critical Accounting Policies and Estimates

The discussion of our financial condition and results of operations is based upon our financial statements, which are prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe to be reasonable. Our actual results may differ from these estimates under different assumptions or conditions.

We believe that of our significant accounting policies, which are described in the notes to our financial statements, the following accounting policies involve a greater degree of judgment, complexity and effect on materiality. A critical accounting policy is one that is both material to the presentation of our financial statements and requires us to make difficult, subjective or complex judgments for uncertain matters that could have a material effect on our financial condition and results of operations. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Revenue Recognition

We generate revenues by providing a number of solutions to our customers. These solutions include Trading Partner Integration, Trading Partner Enablement and Trading Partner Intelligence. All of our solutions are hosted applications that allow customers to meet their supply chain management requirements. Revenues from our Trading Partner Integration and Trading Partner Intelligence solutions are generated through set-up fees and a recurring monthly hosting fee. Revenues from our Trading Partner Enablement solutions are generally one-time service fees.

Fees related to recurring monthly hosting services and one-time services are recognized when the services are provided. The recurring monthly fee is comprised of both a fixed and transaction based fee. Revenues are recorded in accordance with Staff Accounting Bulletin (SAB) 104, Revenue Recognition in Financial Statements, when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed and determinable; and (4) collectability is probable. If collection is not considered probable, revenues are recognized when the fees are collected.

Set-up fees paid by customers in connection with our solutions, as well as associated direct and incremental costs, such as labor and commissions, are deferred and recognized ratably over the expected life of the customer relationship, which is generally two years. We continue to evaluate and adjust the length of these amortization periods as more experience is gained with customer renewals, contract cancellations and technology changes requested by our customers. It is possible that, in the future, the estimates of expected customer lives may change and, if so, the periods over which such subscription set-up fees and costs are amortized will be adjusted. Any such change in estimated expected customer lives will affect our future results of operations.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from our customers’ inability to pay us. The provision is based on our historical experience and for specific customers that, in our opinion, are likely to default on our receivables from them. In order to identify these customers, we perform ongoing reviews of all customers that have breached their payment terms, as well as those that have filed for bankruptcy or for whom information has become available indicating a significant risk of non-recoverability. In addition, we have experienced significant growth in the number of our customers, and we have less payment history to rely upon with these customers. We rely on historical trends of bad debt as a percentage of total revenues and apply these percentages to the accounts receivable associated with new customers and evaluate these customers over time. To the extent that our future collections differ from our assumptions based on historical experience, the amount of our bad debt and allowance recorded may be different.

Income Taxes

We account for income taxes in accordance with ASC 740, Income Taxes, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of all of the deferred tax asset will not be realized. The realization of the deferred tax assets is evaluated quarterly by assessing the valuation allowance and by adjusting the amount of the allowance, if necessary.

We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority.

Stock-Based Compensation

We follow ASC 718, Compensation — Stock Compensation, in accounting for our stock-based awards to employees. ASC 718 establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the vesting period of the grant. Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require the use of highly subjective assumptions, including the expected life of the stock-based payment awards and stock price volatility. We use the Black-Scholes option pricing model to value our option grants and determine the related compensation expense. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. We expect to continue to grant stock options in the future, and to the extent that we do, our actual stock-based compensation expense recognized in future periods will likely increase.

Prior to becoming a public entity, historic volatility was not available for our shares. As a result, we estimated volatility based on a peer group of companies, which collectively provided a reasonable basis for estimating volatility. We intend to continue to consistently use the same group of publicly traded peer companies to determine volatility in the future until sufficient information regarding volatility of our share price becomes available or the selected companies are no longer suitable for this purpose.

Significant Factors Used in Determining Fair Value of Our Common Stock

The fair value of the shares of common stock that underlie the stock options we have granted has historically been determined by our audit committee or board of directors based upon information available to it at the time of grant. Because, prior to our initial public offering, there was no public market for our common stock, our audit committee or board of directors determined the fair value of our common stock by utilizing, among other things, recent or contemporaneous valuation information available as of December 31, 2007 and for each quarter end thereafter until we completed our initial public offering on April 22, 2010. The valuation information included reviews of our business and general economic, market and other conditions that could be reasonably evaluated at that time, including our financial results, business agreements, intellectual property and capital structure. The valuation information also included a thorough review of the conditions of the industry in which we operate and the markets that we serve. Our audit committee or board of directors conducted an analysis of the fair market value of our company considering two widely accepted valuation approaches: (1) market approach and (2) income approach. These valuation approaches are based on a number of assumptions, including our future revenues and industry, general economic, market and other conditions that could reasonably be evaluated at the time of the valuation.

Under the market approach, the guideline market multiple methodology was applied, which involved the multiplication of revenues by risk-adjusted multiples. Multiples were determined through an analysis of certain publicly traded companies, which were selected on the basis of operational and economic similarity with our principal business operations. Revenue multiples were calculated for the comparable companies based upon daily trading prices. A comparative risk analysis between our and the public companies formed the basis for the selection of appropriate risk-adjusted multiples for our company. The risk analysis incorporated factors that relate to, among other things, the nature of the industry in which we and other comparable companies are engaged. Under the income approach, we applied the discounted cash flow methodology, which involved estimating the present value of the projected cash flows to be generated from the business and theoretically available to the capital providers of our company. A discount rate was applied to the projected future cash flows to reflect all risks of ownership and the associated risks of realizing the stream of projected cash flows. Since the cash flows were projected over a limited number of years, a terminal value was computed as of the end of the last period of projected cash flows. The terminal value was an estimate of the value of the enterprise on a going concern basis as of that future point in time. Discounting each of the projected future cash flows and the terminal value back to the present and summing the results yielded an indication of value for the enterprise. Our board of directors and audit committee took these two approaches into consideration when establishing the fair value of our common stock.

Following December 31, 2009, all stock option grants were valued at either the price to the public of our common stock for our initial public offering or at the closing sale price of our common stock on the Nasdaq Global Market on the date of grant.

Research and Development

We account for the costs incurred to develop our software solution in accordance with ASC 350-40, Intangibles — Goodwill and Other. Capitalizable costs consists of (a) certain external direct costs of materials and services incurred in developing or obtaining internal-use computer software and (b) payroll and payroll-related costs for employees who are directly associated with, and who devote time to, the project. These costs generally consist of internal labor during configuration, coding and testing activities. Research and development costs incurred during the preliminary project stage or costs incurred for data conversion activities, training, maintenance and general and administrative or overhead costs are expensed as incurred. Costs that cannot be separated between maintenance of, and relatively minor upgrades and enhancements to, internal-use software are also expensed as incurred. Capitalization begins when the preliminary project stage is complete, management with the relevant authority authorizes and commits to the funding of the software project, it is probable the project will be completed, the software will be used to perform the functions intended and certain functional and quality standards have been met.

Our research and development expenses primarily consist of personnel costs for development and maintenance of our existing solutions. Historically, we therefore have expensed all research and development expenditures as incurred.

Valuation of Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. We test goodwill for impairment annually at December 31, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test is conducted by comparing the fair value of the net assets with the carrying value of the reporting unit. Fair value is determined using the direct market observation of market price and outstanding equity of the reporting unit at December 31. If the carrying value of the goodwill exceeds the fair value of the reporting unit, goodwill may be impaired. If this occurs, the fair value is then allocated to its assets and liabilities in a manner similar to a purchase price allocation in order to determine the implied fair value of goodwill. This implied fair value is then compared to the carrying amount of goodwill and, if it is less, we would recognize an impairment loss. For the years ended December 31, 2009 and prior, the impairment test compared the carrying value of the company to the fair value of the company, which was based on a analysis of the discounted future cash flows. The methodology for evaluating the fair value of the company was changed with the completion of our initial public offering to use the per share prices as a direct market observable measure. There has been no impairment of our goodwill to date.

Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

The following table presents our results of operations for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2010		2009		Change
		% of revenue		% of revenue	$	%

Revenues	$44,597	100.0%	$37,746	100.0%	$6,851	18.2%
Cost of revenues	12,626	28.3	11,715	31.0	911	7.8

Gross profit	31,971	71.7	26,031	69.0	5,940	22.8

Operating expenses:
Sales and marketing	16,601	37.2	13,506	35.8	3,095	22.9
Research and development	4,349	9.8	4,305	11.4	44	1.0
General and administrative	7,985	17.9	6,339	16.8	1,646	26.0

Total operating expenses	28,935	64.9	24,150	64.0	4,785	19.8

Income from operations	3,036	6.8	1,881	5.0	1,155	61.4
Other income (expense):
Interest expense	(74)	(0.2)	(270)	(0.7)	196	(72.6)
Interest income	158	0.4	—	—	158	*
Other expense	(144)	(0.3)	(358)	(0.9)	214	*

Total other income (expense), net	(60)	(0.1)	(628)	(1.7)	568	(90.4)

Income tax expense	(92)	(0.2)	(91)	(0.2)	(1)	1.1

Net income	$2,884	6.5	$1,162	3.1	1,722	148.2

Due to rounding, totals may not equal the sum of the line items in the table above.

*	Percentage is not meaningful.

Revenues.  Revenues for 2010 increased $6.9 million, or 18%, to $44.6 million from $37.7 million for 2009. Our fiscal quarter ended December 31, 2010 represented our 40th consecutive quarter of increased revenues. The increase in revenues resulted primarily from a 13% increase in recurring revenue customers to 12,399 at December 31, 2010 from 11,003 at December 31, 2009, as well as a 10% increase in average recurring revenues per recurring revenue customer to $3,176 from $2,879. The increase in average recurring revenues per recurring revenue customer was primarily attributable to increased fees resulting from increased usage of our solutions by our recurring revenue customers. Recurring revenues from recurring revenue customers accounted for 83% of our total revenues for 2010, compared to 80% for 2009. We anticipate that the number of recurring revenue customers and the recurring revenues per recurring revenue customer will continue to increase as we increase the number of solutions we offer, such as the Trading Partner Intelligence solution we introduced in 2009, and increase the penetration of those solutions across our customer base.

Cost of Revenues.  Cost of revenues for 2010 increased $900,000, or 8%, to $12.6 million from $11.7 million for 2009. The increase in costs was primarily attributable to higher costs of personnel, network services and depreciation. As a percentage of revenues, cost of revenues was 28% for 2010, compared to 31% for 2009. Increased revenues allowed us to leverage our personnel and infrastructure costs and decrease our cost of revenues as a percentage of total revenues. Going forward, we anticipate that cost of revenues will increase in absolute dollars as we continue to build our business.

Sales and Marketing Expenses.  Sales and marketing expenses for 2010 increased $3.1 million, or 23%, to $16.6 million from $13.5 million for 2009. The increase in sales and marketing expenses was due to higher commissions earned by sales personnel from new business, as well as increased personnel and promotional costs in

2010. As a percentage of revenues, sales and marketing expenses were 37% for 2010 and 36% for 2009. As we work to grow our business, we will continue to add resources to our sales and marketing efforts over time, and we expect that these expenses will increase in absolute dollars.

Research and Development Expenses.  Research and development expenses for 2010 were $4.3 million, which was comparable to 2009. As a percentage of revenues, research and development expenses were 10% for 2010, compared to 11% for 2009. Increased revenues contributed to the decrease in research and development expenses as a percentage of revenues. We expect research and development expenses will increase in absolute dollars as we continue to enhance and expand our solutions and applications.

General and Administrative Expenses.  For 2010, general and administrative expenses increased $1.7 million, or 26%, to $8.0 million from $6.3 million for 2009. The increase in general and administrative expenses was due to increased expenses related to being a public company, including legal and accounting fees. As a percentage of revenues, general and administrative expenses were 18% for 2010, compared to 17% for 2009. Going forward, we expect that general and administrative expenses will increase in absolute dollars.

Other Income (Expense).  Interest expense for 2010 decreased $196,000, or 73%, to $74,000 from $270,000 for 2009. The decrease in interest expense was principally due to reduced equipment borrowings and the repayment of all outstanding indebtedness under our credit facility in 2010. Interest income for 2010 was $158,000 as the result of interest earned on the net cash proceeds from our initial public offering in April 2010. Other expense for 2010 was $144,000 compared to $358,000 for 2009. The other income (expense) change was driven primarily by updating the value of outstanding preferred stock warrants to fair market value as required by generally accepted accounting principles. We expect that there will be no further income or expense related to these warrants as they were converted to common stock warrants with the completion of our initial public offering on April 22, 2010.

Income Tax Expense.  Income tax expense was $92,000 for 2010 compared to $91,000 for 2009. Our provision for income taxes includes estimated federal alternative minimum taxes, state income and franchise taxes, as well as deferred tax expense resulting from the book and tax basis difference in goodwill from a prior asset acquisition.

Adjusted EBITDA.  Adjusted EBITDA, which is a non-GAAP measure of financial performance, consists of net income plus depreciation and amortization, interest expense, interest income, income tax expense and non-cash, stock-based compensation expense. We use Adjusted EBITDA as a measure of operating performance because it assists us in comparing performance on a consistent basis, as it removes from our operating results the impact of our capital structure. We believe Adjusted EBITDA is useful to an investor in evaluating our operating performance because it is widely used to measure a company’s operating performance without regard to items such as depreciation and amortization, which can vary depending upon accounting methods and the book value of assets, and to present a meaningful measure of corporate performance exclusive of our capital structure and the method by which assets were acquired.

The following table provides a reconciliation of net income to Adjusted EBITDA (in thousands):

	Year Ended
	December 31,
	2010	2009

Net income	$2,884	$1,162
Depreciation and amortization	1,533	1,455
Interest expense	74	270
Interest income	(158)	—
Income tax expense	92	91

EBITDA	4,425	2,978
Stock-based compensation expense	750	228

Adjusted EBITDA	$5,175	$3,206

Non-GAAP Net Income per Share.  Non-GAAP net income per share, which is also a non-GAAP measure of financial performance, consists of net income plus non-cash, stock-based compensation expense and amortization expense related to intangible assets divided by the weighted average number of shares of common stock outstanding during each period. We believe non-GAAP net income per share is useful to an investor because it is widely used to measure a company’s operating performance.

The following table provides a reconciliation of net income to non-GAAP net income per share (in thousands, except per share amounts):

	Year Ended
	December 31,
	2010	2009

Net income	$2,884	$1,162
Stock-based compensation expense	750	228
Amortization of intangible assets	—	155

Non-GAAP net income	$3,634	$1,545

Non-GAAP net income per share
Basic	$0.45	$4.70
Diluted	$0.31	$0.17
Shares used to compute non-GAAP net income per share
Basic	8,036	329
Diluted	11,596	9,268

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

The following table presents our results of operations for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2009		2008		Change
		% of revenue		% of revenue	$	%

Revenues	$37,746	100.0%	$30,697	100.0%	$7,049	23.0%
Cost of revenues	11,715	31.0	9,258	30.2	2,457	26.5

Gross profit	26,031	69.0	21,439	69.8	4,592	21.4

Operating expenses:
Sales and marketing	13,506	35.8	12,493	40.7	1,013	8.1
Research and development	4,305	11.4	3,640	11.9	665	18.3
General and administrative	6,339	16.8	6,716	21.9	(377)	(5.6)

Total operating expenses	24,150	64.0	22,849	74.4	1,301	5.7

Income (loss) from operations	1,881	5.0	(1,410)	(4.6)	3,291		*
Other income (expense):
Interest expense	(270)	(0.7)	(419)	(1.4)	149	(35.6)
Interest income	—	—	—	—	—		*
Other income (expense)	(358)	(0.9)	28	0.1	(386)		*

Total other expense, net	(628)	(1.7)	(391)	(1.3)	(237)	60.6

Income tax expense	(91)	(0.2)	(94)	(0.3)	3	(3.2)

Net income (loss)	$1,162	3.1	$(1,895)	(6.2)	3,057		*

Due to rounding, totals may not equal the sum of the line items in the table above.

*	Percentage is not meaningful.

Revenues.  Revenues for 2009 increased $7.0 million, or 23%, to $37.7 million from $30.7 million for 2008. The increase in revenues resulted primarily from a 9% increase in recurring revenue customers to 11,003 from 10,076 as well as a 10% increase in average recurring revenues per recurring revenue customer to $2,879 from $2,622. The increase in average recurring revenues per recurring revenue customer was primarily attributable to increased fees resulting from increased usage of our solutions by our recurring revenue customers. In addition, $1.2 million of the increase in revenues was due to higher testing and certification revenues due to a greater number of enablement campaigns for 2009. In 2009, we had our highest level of revenues from Trading Partner Enablement due to significant increased demand for enablement from our retailers in the year.

Cost of Revenues.  Cost of revenues for 2009 increased $2.4 million, or 27%, to $11.7 million from $9.3 million for 2008. Of the increase in costs, approximately $2.1 million resulted from an increase in personnel costs, which was primarily attributable to the additional employees we hired for our implementation groups and customer support team. The remaining $300,000 increase was primarily due to higher costs of network services and depreciation. As a percentage of revenues, cost of revenues was 31% for 2009 compared to 30% for 2008.

Sales and Marketing Expenses.  Sales and marketing expenses for 2009 increased $1.0 million, or 8%, to $13.5 million from $12.5 million for 2008. The increase in the dollar amount is due to higher commissions earned by sales personnel from new business. As a percentage of revenues, sales and marketing expenses were 36% for 2009 compared to 41% for 2008. Increased revenues for 2009 compared to 2008 allowed us to leverage our fixed sales and marketing expenses and caused the decrease in sales and marketing expenses as a percentage of revenues.

Research and Development Expenses.  Research and development expenses for 2009 increased $665,000, or 18%, to $4.3 million from $3.6 million for 2008. The increase in the dollar amount was primarily related to increased personnel costs of $502,000 due to increased salaries and wages for 2009 as well as costs for employees added during 2009. We also had additional consulting fees of $147,000 during 2009 compared to 2008, as consultants supplemented development work on new solutions. As a percentage of revenues, research and development expenses were 11% for 2009 compared to 12% for 2008.

General and Administrative Expenses.  General and administrative expenses for 2009 decreased $377,000, or 6%, to $6.3 million from $6.7 million for 2008. As a percentage of revenues, general and administrative expenses were 17% for 2009 compared to 22% for 2008. In February 2009, the subscriber relationships from our 2006 Owens Direct acquisition became fully amortized, causing a decrease in amortization costs included in general and administrative expenses for the remainder of 2009 and driving the decrease in general and administrative expenses in absolute dollars and as a percentage of revenues.

Other Income (Expense).  Interest expense for 2009 decreased $149,000, or 36%, to $270,000 from $419,000 for 2008. The decrease in interest expense is principally due to reduced equipment borrowings. Other expense for 2009 was $358,000 compared to other income of $28,000 for 2008. The other income (expense) change was driven by updating the value of preferred stock warrants we issued to fair market value using the Black-Scholes method.

Adjusted EBITDA.  Adjusted EBITDA, which is a non-GAAP measure of financial performance, consists of net income (loss) plus depreciation and amortization, interest expense, interest income, income tax expense and non-cash, stock-based compensation expense. We use Adjusted EBITDA as a measure of operating performance because it assists us in comparing performance on a consistent basis, as it removes from our operating results the impact of our capital structure. We believe Adjusted EBITDA is useful to an investor in evaluating our operating performance because it is widely used to measure a company’s operating performance without regard to items such as depreciation and amortization, which can vary depending upon accounting methods and the book value of assets, and to present a meaningful measure of corporate performance exclusive of our capital structure and the method by which assets were acquired.

The following table provides a reconciliation of net income (loss) to Adjusted EBITDA (in thousands):

	Year Ended
	December 31,
	2009	2008

Net income (loss)	$1,162	$(1,895)
Depreciation and amortization	1,455	1,988
Interest expense	270	419
Interest income	—	—
Income tax expense	91	94

EBITDA	2,978	606
Stock-based compensation expense	228	157

Adjusted EBITDA	$3,206	$763

Non-GAAP Net Income per Share.  Non-GAAP net income (loss) per share, which is also a non-GAAP measure of financial performance, consists of net income (loss) plus non-cash, stock-based compensation expense and amortization expense related to intangible assets divided by the weighted average number of shares of common stock outstanding during each period. We believe non-GAAP net income (loss) per share is useful to an investor because it is widely used to measure a company’s operating performance.

The following table provides a reconciliation of net income (loss) to non-GAAP net income (loss) per share (in thousands, except per share amounts):

	Year Ended
	December 31,
	2009	2008

Net income (loss)	$1,162	$(1,895)
Stock-based compensation expense	228	157
Amortization of intangible assets	155	788

Non-GAAP net income (loss)	$1,545	$(950)

Non-GAAP net income (loss) per share
Basic	$4.70	$(3.23)
Diluted	$0.17	$(3.23)
Shares used to compute non-GAAP net income (loss) per share
Basic	329	294
Diluted	9,268	294

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the sale of preferred stock, borrowings under credit facilities and, prior to 2004, issuances of notes payable to stockholders. At December 31, 2010, our principal sources of liquidity were cash and cash equivalents totaling $40.5 million and accounts receivable, net of allowance for doubtful accounts, of $5.6 million compared to cash and cash equivalents of $5.9 million and accounts receivable, net of allowance for doubtful accounts, of $4.8 million at December 31, 2009. Our working capital as of December 31, 2010 was $42.6 million compared to working capital of $5.0 million as of December 31, 2009. We bill our recurring revenue customers in arrears for monthly service fees and initial integration set-up fees. As a result, the amount of our accounts receivable at the end of a period is driven significantly by our revenues from recurring revenue customers for the last month of the period, and our cash flows from operations are affected by our collection of amounts due from customers for services that resulted in the recognition of revenues in a prior period.

The increase in working capital from December 31, 2009 to December 31, 2010 resulted primarily from the following:

•	$34.5 million increase in cash and cash equivalents, primarily representing the net proceeds from our initial public and secondary stock offerings in April and December 2010;

•	$800,000 increase in net accounts receivable, due to new business in 2010;

•	$600,000 increase in deferred costs, current for expenses related to increased implementation resources and commission payments for new business;

•	$600,000 decrease in prepaid expenses and other current assets, as prepaid expenses related to our initial public offering were recognized;

•	$300,000 decrease in accounts payable, and $400,000 decrease in accrued expenses and other current liabilities, as payments were made on invoices and accruals related to our initial public offering;

•	$600,000 increase in accrued compensation and benefits, due primarily to increased salary and bonus accruals;

•	$200,000 increase in current deferred revenue, due to new business in 2010; and

•	$2.2 million decrease in the current portion of long-term debt and line of credit, as amounts were repaid with proceeds from our initial public offering.

Net Cash Flows from Operating Activities

Net cash provided by operating activities was $4.9 million for 2010 compared to $5.2 million for 2009. The approximate $1.7 million increase in net income was more than offset by the changes in non-cash expenses, including depreciation, amortization, and stock-based compensation, and the changes in working capital accounts as discussed above.

Net cash provided by operating activities was $5.2 million for 2009 compared to net cash used in operating activities of $807,000 for 2008. For 2009, net cash provided by operating activities was primarily a result of $1.2 million of net income, non-cash depreciation and amortization of $1.5 million, a $1.1 million increase in accrued compensation for bonuses in 2009 compared to 2008 due to our improved performance in 2009, and an $844,000 increase in deferred revenue. Increases in deferred revenue are due to continued growth in new business, offset by the recognition of setup revenue recognized ratably over time.

For 2008, net cash used in operating activities was primarily a result of a $1.9 million net loss, offset by $2.0 million in non-cash depreciation and amortization expense, an increase in accounts receivable of $811,000 due to business growth and an increase in deferred costs of $1.7 million primarily related to increased personnel costs associated with our increased implementations in the period, offset by increased deferred revenue from growth in new business of $1.5 million.

Net Cash Flows from Investing Activities

For 2010 and 2009, net cash used in investing activities was $1.8 million and $1.0 million, respectively, all for capital expenditures. Capital expenditures in 2010 included a significant purchase of middleware and database licenses. In general, our various capital expenditures are for supporting our existing customer base, growth in new business, and internal use such as equipment for our employees.

Net cash provided by investing for 2008 was $379,000, consisting of the sale of short-term investments of $1.3 million, partially offset by $884,000 in capital expenditures.

Net Cash Flows from Financing Activities

Net cash provided by financing activities was $31.4 million for 2010, representing the approximate $34.0 million of net proceeds from our initial and secondary public offerings slightly offset by $2.6 million of net repayments on our outstanding indebtedness.

Net cash used in financing activities was $1.9 million for 2009. We used these funds to pay $1.3 million in equipment loans and capital lease obligations and to pay $679,000 toward the term loan from our Owens Direct acquisition.

For 2008, net cash used in financing activities was $711,000. We used these funds primarily to pay capital lease obligations as well as to pay a portion of the term loan from our Owens Direct acquisition.

Credit Facility

We terminated our previous credit facility with BlueCrest Venture Finance Master Fund Limited effective March 31, 2010, such that no new borrowings will be made and all related outstanding indebtedness was repaid during the quarter ended June 30, 2010. We are currently reviewing our future needs for a credit facility.

Adequacy of Capital Resources

Our future capital requirements may vary materially from those now planned and will depend on many factors, including the costs to develop and implement new solutions and applications, the sales and marketing resources needed to further penetrate our market and gain acceptance of new solutions and applications we develop, the expansion of our operations in the United States and internationally and the response of competitors to our solutions and applications. Historically, we have experienced increases in our expenditures consistent with the growth in our operations and personnel, and we anticipate that our expenditures will continue to increase as we grow our business.

We believe our cash and cash equivalents and cash flows from our operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

During the last three years, inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Contractual and Commercial Commitment Summary

Our contractual obligations and commercial commitments as of December 31, 2010 are summarized below:

	Payments Due By Period
		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
			(In thousands)

Capital lease obligations	$122	$122	$—	$—	$—
Operating lease obligations	1,916	920	996	—	—
Other long-term liabilities(1)	5,140	—	—

Total	$7,178	$1,042	$996	$—	$—

(1)	Consists of the long-term portion of deferred revenues and deferred tax liability.

Seasonality

The size and breadth of our customer base mitigates the seasonality of any particular retailer. As a result, our results of operations are not materially affected by seasonality.

New Accounting Pronouncements

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

ASU No. 2009-13 and ASU No. 2009-14 both require expanded qualitative and quantitative disclosures and are effective for fiscal years beginning on or after June 15, 2010. However, companies may elect to adopt the updated requirements as early as interim periods ended September 30, 2009. These updates may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively. We do not expect the impact of adopting these updates to have a material impact on our financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (ASC Topic 820), Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 enhanced the disclosure requirements to include transfers in and out of Level 1 and 2 and the associated reasons. This update was effective for fiscal years beginning on or after December 15, 2009 and did not have a material impact on the financial statements. ASU No. 2010-06 also requires the disclosure of a disaggregated gross reconciliation of Level 3 fair value measurements, which is effective for fiscal years beginning on or after December 15, 2010. We do not expect the adoption of this portion of the update to have a material impact on our financial statements.

In July 2010, the FASB issued ASU No. 2010-20, Receivables (ASC Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU No. 2010-20 enhances the disclosure requirements about the credit quality and related allowance for credit losses of financing receivables. We will be required to disclose the nature of the inherent risk of receivables, the methodology and analytics that support that assessment, and support any changes to the allowance for doubtful accounts. We will also be required to provide a rollforward of the allowance and disclose the accounts receivable on a disaggregated basis. This update is effective for fiscal years beginning on or after December 15, 2010, and we do not expect this change to have a material impact on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity Risk.  For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities. Due to the nature of our short-term investments, we have concluded that we do not have material market risk exposure. All of our outstanding debt as of December 31, 2009 and 2010 had a fixed rate. We therefore do not have any material risk to interest rate fluctuations.

Foreign Currency Exchange Risk.  Our results of operations and cash flows are not materially affected by fluctuations in foreign currency exchange rates.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
SPS Commerce, Inc.

We have audited the accompanying consolidated balance sheets of SPS Commerce, Inc. (a Delaware corporation) (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SPS Commerce, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/  GRANT THORNTON LLP

Minneapolis, Minnesota
March 3, 2011

SPS COMMERCE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands, except share amounts)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$40,473	$5,931
Accounts receivable, less allowance for doubtful accounts of $209 and $226	5,574	4,766
Deferred costs, current	4,720	4,126
Prepaid expenses and other current assets	874	1,440

Total current assets	51,641	16,263

PROPERTY AND EQUIPMENT
Computer equipment and purchased software	6,678	8,542
Office equipment and furniture	1,840	1,678
Leasehold improvements	720	609

	9,238	10,829
Less: accumulated depreciation and amortization	(6,478)	(8,309)

Total property and equipment, net	2,760	2,520

GOODWILL	1,166	1,166
INTANGIBLE ASSETS, net	290	290
OTHER ASSETS
Deferred costs, net of current portion	1,943	1,617
Other non-current assets	80	63

	$57,880	$21,919

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Line of credit, net of discount	$—	$1,500
Capital lease obligations, current	122	338
Equipment loans, current	—	499
Accounts payable	998	1,345
Accrued compensation and benefits	3,577	3,005
Accrued expenses and other current liabilities	807	1,196
Deferred revenue, current	3,585	3,407

Total current liabilities	9,089	11,290

LONG-TERM DEBT, less current portion
Capital lease obligations	—	122
Equipment loans	—	233

Total long-term debt	—	355

OTHER LIABILITIES
Deferred revenue, less current portion	5,002	4,025
Convertible preferred stock warrant liability	—	569
Other non-current liabilities	281	368

Total liabilities	14,372	16,607

REDEEMABLE CONVERTIBLE PREFERRED STOCK
Series A redeemable convertible preferred stock, $0.001 par value, 0 and 1,182,217 shares authorized; 0 and 1,154,151 shares issued and outstanding; aggregate liquidation preference of $0 and $10,000, respectively	—	37,676
Series B redeemable convertible preferred stock, $0.001 par value, 0 and 6,274,329 shares authorized; 0 and 5,688,116 shares issued and outstanding; aggregate liquidation preference of $0 and $21,112, respectively	—	20,658
Series C redeemable convertible preferred stock, $0.001 par value, 0 and 1,602,000 shares authorized; 0 and 1,251,559 shares issued and outstanding; aggregate liquidation preference of $0 and $7,500, respectively	—	7,444

Total redeemable convertible preferred stock	—	65,778

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 5,000,000 and 0 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 55,000,000 and 13,442,303 shares authorized; 11,849,572 and 327,113 shares issued and outstanding, respectively	12	—
Additional paid-in capital	106,264	5,186
Accumulated deficit	(62,768)	(65,652)

Total stockholders’ equity (deficit)	43,508	(60,466)

	$57,880	$21,919

The accompanying notes are an integral part of these consolidated financial statements.

SPS COMMERCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except
	per share amounts)

Revenues	$44,597	$37,746	$30,697
Cost of revenues	12,626	11,715	9,258

Gross profit	31,971	26,031	21,439

Operating expenses
Sales and marketing	16,601	13,506	12,493
Research and development	4,349	4,305	3,640
General and administrative	7,985	6,339	6,716

Total operating expenses	28,935	24,150	22,849

Income (loss) from operations	3,036	1,881	(1,410)
Other income (expense)
Interest expense	(74)	(270)	(419)
Interest income	158	—	—
Other income (expense)	(144)	(358)	28

Total other expense	(60)	(628)	(391)

Income tax expense	(92)	(91)	(94)

Net income (loss)	$2,884	$1,162	$(1,895)

Net income (loss) per share
Basic	$0.36	$3.53	$(6.45)
Diluted	$0.25	$0.13	$(6.45)
Weighted average common shares used to compute net income (loss) per share
Basic	8,036	329	294
Diluted	11,596	9,268	294

The accompanying notes are an integral part of these consolidated financial statements.

SPS COMMERCE, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

	Redeemable Convertible Preferred Stock							Stockholders’ Equity (Deficit)
												Total
										Additional		Stockholders’
	Series A		Series B		Series C			Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Total	Shares	Amount	Capital	Deficit	(Deficit)
	(In thousands, except share amounts)

Balances, January 1, 2008	1,154,151	$37,676	5,759,246	$20,844	1,251,559	$7,444	$65,964	246,762	$—	$4,808	$(64,919)	$(60,111)
Stock-based compensation	—	—	—	—	—	—	—	—	—	157	—	157
Exercise of warrants	—	—	—	—	—	—	—	2,232	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	82,151	—	5	—	5
Net loss	—	—	—	—	—	—	—	—	—	—	(1,895)	(1,895)

Balances, December 31, 2008	1,154,151	37,676	5,759,246	20,844	1,251,559	7,444	65,964	331,145	—	4,970	(66,814)	(61,844)
Stock-based compensation	—	—	—	—	—	—	—	—	—	228	—	228
Exercise of stock options	—	—	—	—	—	—	—	15,640	—	2	—	2
Repurchase of redeemable convertible preferred and common stock	—	—	(71,130)	(186)	—	—	(186)	(19,672)	—	(14)	—	(14)
Net income	—	—	—	—	—	—	—	—	—	—	1,162	1,162

Balances, December 31, 2009	1,154,151	37,676	5,688,116	20,658	1,251,559	7,444	65,778	327,113	—	5,186	(65,652)	(60,466)
Stock-based compensation	—	—	—	—	—	—	—	—	—	750	—	750
Exercise of warrants	—	—	—	—	—	—	—	49,224	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	149,905	—	43	—	43
Conversion of redeemable convertible preferred stock	(1,154,151)	(37,676)	(5,688,116)	(20,658)	(1,251,559)	(7,444)	(65,778)	8,093,826	8	65,770	—	65,778
Conversion of warrants to purchase redeemable convertible preferred stock	—	—	—	—	—	—	—	—	—	596	—	596
Initial public offering, net of costs	—	—	—	—	—	—	—	3,114,504	3	32,899	—	32,902
Secondary stock offering, net of costs	—	—	—	—	—	—	—	115,000	—	1,020	—	1,020
Net income	—	—	—	—	—	—	—	—	—	—	2,884	2,884
Other	—	—	—	—	—	—	—	—	1	—	—	1

Balances, December 31, 2010	—	$—	—	$—	—	$—	$—	11,849,572	$12	$106,264	$(62,768)	$43,508

The accompanying notes are an integral part of these consolidated financial statements.

SPS COMMERCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Cash flows from operating activities
Net income (loss)	$2,884	$1,162	$(1,895)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	1,533	1,445	1,963
Provision for doubtful accounts	274	439	396
Amortization of debt issue costs	1	10	25
Stock-based compensation	750	228	157
Change in carrying value of preferred stock warrants	27	381	45
Non-cash interest expense	—	—	33
Changes in assets and liabilities
Accounts receivable	(1,081)	(641)	(811)
Prepaid expenses and other current assets	567	(655)	232
Other assets	(17)	(6)	(8)
Deferred costs	(919)	(98)	(1,659)
Accounts payable	(347)	541	(319)
Interest payable	—	(34)	(4)
Deferred revenue	1,155	844	1,526
Deferred tax liability	—	28	82
Accrued compensation and benefits	572	1,121	(510)
Deferred rent	(109)	(112)	27
Accrued expenses and other current liabilities	(371)	505	(87)

Net cash provided by (used in) operating activities	4,919	5,158	(807)

Cash flows from investing activities
Purchases of property and equipment	(1,772)	(1,000)	(884)
Maturities of short-term investments	—	—	1,263

Net cash provided by (used in) investing activities	(1,772)	(1,000)	379

Cash flows from financing activities
Borrowings on line of credit	4,450	16,325	10,425
Payments on line of credit	(5,950)	(16,125)	(10,125)
Proceeds from equipment loans	—	—	855
Payments on equipment loans	(732)	(730)	(721)
Payments on term loan	—	(679)	(621)
Payments of capital lease obligations	(338)	(534)	(529)
Net proceeds from initial public offering	32,902	—	—
Net proceeds from secondary stock offering	1,020	—	—
Net proceeds from exercise of stock options	43	2	5
Purchase of preferred and common stock	—	(201)	—

Net cash provided by (used in) financing activities	31,395	(1,942)	(711)

Net increase (decrease) in cash and cash equivalents	34,542	2,216	(1,139)
Cash and cash equivalents at beginning of period	5,931	3,715	4,854

Cash and cash equivalents at end of period	$40,473	$5,931	$3,715

Supplemental disclosure of cash flow information
Cash paid for interest	$62	$285	$374
Non cash investing and financing activities
Capital lease obligations incurred	$—	$—	$166

The accompanying notes are an integral part of these consolidated financial statements.

SPS COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A —	General

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of SPS Commerce, Inc. and its subsidiary, SPS Commerce Hong Kong Limited. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Use of Estimates

Preparing financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Risk and Uncertainties

We rely on hardware and software licensed from third parties to offer our on-demand management solutions. Our management believes alternate sources are available; however, disruption or termination of these relationships could adversely affect our operating results in the near term.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with original maturities when purchased of less than 90 days.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of temporary cash investments in financial institutions in excess of federally insured limits and trade accounts receivable. Temporary cash investments are held with financial institutions that we believe are subject to minimal risk.

Accounts Receivable

Accounts receivable are initially recorded upon the sale of solutions to customers. Credit is granted in the normal course of business without collateral. Accounts receivable are stated net of allowances for doubtful accounts, which represent estimated losses resulting from the inability of customers to make the required payments. Accounts that are outstanding longer than the contractual terms are considered past due. When determining the allowances for doubtful accounts, we take several factors into consideration including the overall composition of the accounts receivable aging, our prior history of accounts receivable write-offs, the type of customers and our day-to-day knowledge of specific customers. We write off accounts receivable when they become uncollectible.

SPS COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the allowances for doubtful accounts are recorded as bad debt expense and are included in general and administrative expense in our statements of operations.

Property and Equipment

Property and equipment, including assets acquired under capital lease obligations, are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the shorter of the estimated useful lives of the individual assets or the lease term. The estimated useful lives are:

Computer equipment and purchased software 2 — 5 years

Office equipment and furniture 5 — 7 years

Leasehold improvements 2 — 7 years

Significant additions or improvements extending asset lives beyond one year are capitalized, while repairs and maintenance are charged to expense as incurred. The assets and related accumulated depreciation and amortization accounts are adjusted for asset retirements and disposals with the resulting gain or loss included in net income (loss).

Research and Development

Costs incurred to develop software applications used in our on-demand supply chain management solutions are accounted for in accordance with ASC 350-40, Intangibles — Goodwill and Other. Capitalizable costs consist of (a) certain external direct costs of materials and services incurred in developing or obtaining internal-use computer software and (b) payroll and payroll-related costs for employees who are directly associated with, and who devote time to, the project. These costs generally consist of internal labor during configuration, coding and testing activities. Research and development costs incurred during the preliminary project stage, or costs incurred for data conversion activities, training, maintenance and general and administrative or overhead costs, are expensed as incurred. Costs that cannot be separated between the maintenance of, and relatively minor upgrades and enhancements to, internal-use software are also expensed as incurred. Capitalization begins when (a) the preliminary project stage is complete, (b) management with the relevant authority authorizes and commits to the funding of the software project, (c) it is probable the project will be completed, (d) the software will be used to perform the functions intended, and (e) certain functional and quality standards have been met. Historically, no projects have had material costs beyond the preliminary project stage.

Our research and development efforts during 2010, 2009 and 2008 were primarily maintenance and data conversion activities related to our on-demand supply chain management solution. As such, we did not capitalize any research and development costs during 2010, 2009 or 2008.

Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset at the date it is tested for recoverability, whether in use or under development. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. There has been no impairment of our long-lived assets to date.

Income Taxes

We provide for income taxes using the asset and liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial

SPS COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statements. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent that utilization is not presently more likely than not.

We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

Revenue Recognition

We generate revenues by providing a number of solutions to our customers. These solutions include Trading Partner Integration, Trading Partner Enablement and Trading Partner Intelligence. All of our solutions are hosted applications that allow customers to meet their supply chain management requirements. Revenues from our Trading Partner Integration and Trading Partner Intelligence solutions are generated through set-up fees and recurring monthly hosting fees. Revenues from our Trading Partner Enablement solutions are generally one-time service fees. In accordance with ASC 605-45, Revenue Recognition, taxes are presented on a net-basis.

Fees related to recurring monthly hosting services and one-time services are recognized when the services are provided. The recurring monthly fee is comprised of both a fixed and a transaction-based fee. Revenue is recorded in accordance with Staff Accounting Bulletin (SAB) 104, Revenue Recognition in Financial Statements, when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed and determinable, and (4) collectability is probable. If collection is not considered probable, revenues are recognized when the fees are collected.

Set-up fees paid by customers in connection with our solutions, as well as associated direct and incremental costs such as labor and commissions, are deferred and recognized ratably over the expected life of the customer relationship, which is generally two years. We periodically evaluate the length of this amortization period, and adjust it as necessary, as more experience is gained with customer renewals, contract cancellations and technology changes requested by our customers. It is possible that, in the future, the estimates of expected customer lives may change and, if so, the periods over which such subscription set-up fees and costs are amortized will be adjusted. Any such change in the expected life of the customer relationship will affect our future operations.

Net Income (Loss) Per Share

Basic net income (loss) per share has been computed using the weighted average number of shares of common stock outstanding during each period. Diluted net income (loss) per share also includes the impact of our outstanding potential common shares, such as options, warrants and redeemable convertible preferred stock. Potential common shares that are anti-dilutive are excluded from the calculation of diluted net income (loss) per share.

Stock-Based Compensation

ASC 718, Compensation — Stock Compensation, requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of those awards. In accordance with ASC 718, this cost is recognized over the period for which an employee is required to provide service in exchange for the award. ASC 718 also requires that the benefits associated with tax deductions in excess of recognized compensation expense be reported as a cash flow from financing activities.

We estimate the fair value of options granted using the Black-Scholes option pricing model. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as an adjustment in the period estimates are revised. In valuing share-based awards,

SPS COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

significant judgment is required in determining the expected volatility of common stock and the expected term individuals will hold their share-based awards prior to exercising. Expected volatility of the stock is based on a peer group in the industry in which we do business because we do not have sufficient historical volatility data for our own common stock. The expected term of the options is based on evaluations of historical and expected future employee exercise behavior.

Advertising Costs

Advertising costs are charged to expense as incurred. Advertising costs were approximately $94,000, $56,000 and $85,000 for the years ended December 31, 2010, 2009 and 2008, respectively. Advertising costs are included in operating expenses in our statements of operations.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. We test goodwill for impairment annually at December 31, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test is conducted by comparing the fair value with the carrying value of the reporting unit. Fair value is determined using the direct market observation of market price and outstanding equity of the reporting unit at December 31. If the carrying value of goodwill exceeds the fair value of the reporting unit, goodwill may be impaired. If this occurs, the fair value is then allocated to the assets and liabilities in a manner similar to a purchase price allocation in order to determine the implied fair value of the reporting unit with goodwill. This implied fair value is then compared with the carrying amount of goodwill and, if it is less, we would then recognize an impairment loss in our financial statements. For the years ended December 31, 2009 and prior, the impairment test compared the carrying value of the company to the fair value of the company, which was based on a analysis of the discounted future cash flows. The methodology for evaluating the fair value of the company was changed with the completion of our initial public offering to use the per share prices as a direct market observable measure. There has been no impairment of our goodwill to date.

Intangible Assets

Intangible assets include subscriber relationships and covenants not-to-compete. The subscriber relationship asset is being amortized on a straight-line basis over three years, which approximates its respective useful life. The covenants not-to-compete are amortized on a straight-line basis over two years upon termination of employment of the respective employees.

Debt Issue Costs

We capitalize all debt issue costs and amortize them as interest expense over the term of the related debt.

Segment Information

We operate in and report on one segment, supply chain management solutions, based upon the provisions of ASC 280-10, Segment Reporting.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, and other accrued expenses, approximates fair value due to their short maturities. Based on borrowing rates currently available to us for loans with similar terms, the carrying value of debt and capital lease obligations approximates fair value.

SPS COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

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

ASU No. 2009-13 and ASU No. 2009-14 both require expanded qualitative and quantitative disclosures and are effective for fiscal years beginning on or after June 15, 2010. However, companies may elect to adopt the updated requirements as early as interim periods ended September 30, 2009. These updates may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively. We do not expect the impact of adopting these updates to have a material impact on our financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (ASC Topic 820), Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 enhanced the disclosure requirements to include transfers in and out of Level 1 and 2 and the associated reasons. This update was effective for fiscal years beginning on or after December 15, 2009 and did not have a material impact on the financial statements. ASU No. 2010-06 also requires the disclosure of a disaggregated gross reconciliation of Level 3 fair value measurements, which is effective for fiscal years beginning on or after December 15, 2010. We do not expect the adoption of this portion of the update to have a material impact on our financial statements.

In July 2010, the FASB issued ASU No. 2010-20, Receivables (ASC Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU No. 2010-20 enhances the disclosure requirements about the credit quality and related allowance for credit losses of financing receivables. We will be required to disclose the nature of the inherent risk of receivables, the methodology and analytics that support that assessment, and support any changes to the allowance for doubtful accounts. We will also be required to provide a rollforward of the allowance and disclose the accounts receivable on a disaggregated basis. This update is effective for fiscal years beginning on or after December 15, 2010, and we do not expect this change to have a material impact on our financial statements.

NOTE B —	Financial Statement Components

Allowance for Doubtful Accounts

The allowance for doubtful accounts activity was as follows (in thousands):

	2010	2009	2008

Balances, January 1	$226	$308	$198
Provision for doubtful accounts	274	439	396
Write-offs, net of recoveries	(291)	(521)	(286)

Balances, December 31	$209	$226	$308

SPS COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets

Intangible assets included the following (in thousands):

	December 31,
	2010			2009
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Subscriber relationships	$1,930	$(1,930)	$—	$1,930	$(1,930)	$—
Covenants not-to-compete	580	(290)	290	580	(290)	290

	$2,510	$(2,220)	$290	$2,510	$(2,220)	$290

There was no amortization expense for the year ended December 31, 2010. Amortization expense was $156,000 and $788,000 for the years ended December 31, 2009 and 2008, respectively.

Debt Issue Costs

Debt issue costs, included in other assets on our balance sheets, included the following (in thousands):

	December 31,
	2010	2009

Debt issue costs	$119	$119
Accumulated amortization	(119)	(115)

	$—	$4

Amortization expense was $1,000, $9,000 and $22,000 for the years ended December 31, 2010, 2009 and 2008.

Accounts Payable

Accounts payable included the following (in thousands):

	December 31,
	2010	2009

Costs incurred for initial public offering	$—	$318
Other accounts payable	998	1,027

	$998	$1,345

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities included the following (in thousands):

	December 31,
	2010	2009

Costs accrued for initial public offering	$—	$377
Other accrued expenses and other current liabilities	807	819

	$807	$1,196

SPS COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE C —	Fair Value of Financial Instruments

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also describes three levels of inputs that may be used to measure fair value:

•	Level 1 — quoted prices in active markets for identical assets and liabilities.

•	Level 2 — observable inputs other than quoted prices in active markets for identical assets and liabilities.

•	Level 3 — unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.

The table below presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 (in thousands):

	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$40,473	$40,473	$—	$—

The table below presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 (in thousands):

	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$5,931	$5,931	$—	$—
Preferred stock warrants	$569	$—	$—	$569

We previously had warrants outstanding to purchase 68,201 shares of our Series B redeemable convertible preferred stock. With the completion of our initial public offering in April 2010, these warrants were converted into warrants to purchase common stock and the related liability was transferred to additional paid-in capital in our balance sheets. See Note F for additional information. The table below presents a reconciliation of these preferred stock warrants, which were measured at fair value on a recurring basis using significant unobservable inputs (Level 3 inputs) (in thousands):

Balance at January 1, 2009	$188
Total losses recognized	381

Balance at December 31, 2009	569
Total losses recognized	27
Converted into warrants to purchase common stock and liability transferred to additional paid-in capital	(596)

Balance at December 31, 2010	$—

NOTE D —	Debt

We previously maintained a credit facility with BlueCrest Venture Finance Master Fund Limited which provided us a series of equipment and term loans as well as a revolving line of credit. We terminated this credit facility, effective March 31, 2010, such that no new borrowings will be made and all related outstanding indebtedness was repaid during the quarter ended June 30, 2010.

In March 2009, we agreed to terms with a lender to provide for equipment loans in the aggregate amount not to exceed $1,100,000. All loans were payable in 36 monthly installments of principal and interest at 12.75%. We also entered into an equipment loan with the same lender in March 2008 to provide equipment loans in the aggregate amount not to exceed $1,250,000. All loans were payable in 36 monthly installments of principal and interest at

SPS COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.25% plus the greater of 2.55% or the yield for the three-year U.S. Treasury note on the date of the advance. We entered into an equipment loan agreement with the same lender in March 2007 to provide an aggregate amount not to exceed $1,250,000. All loans were payable in 36 monthly installments of principal and interest at 7.20% plus the greater of 4.84% or the yield for the three-year U.S. treasury note on the date of the advance.

In February 2006, we entered into a loan and security agreement with the same lender which included a $2,000,000 term loan, an equipment loan not to exceed an aggregate of $1,250,000, and a revolving line of credit. The revolving line of credit was limited to the lesser of $1,250,000 or 85% of eligible domestic accounts receivable plus 70% of eligible foreign accounts receivable less any reserves. In April 2009, we agreed to terms for a renewal of the revolving line of credit which provided for available borrowings up to $3,500,000 based on eligible receivables, and expired on March 31, 2010.

Each loan was collateralized by substantially all of our assets and contained certain nonfinancial covenants with which we were in compliance at December 31, 2009 and through March 31, 2010. The fair value of the preferred stock warrant issued in connection with the loan and security agreement was $160,000 and was recorded as a debt discount. This debt discount was amortized to interest expense over the weighted average life of the term loan, equipment loan and the revolving line of credit.

At December 31, 2009, outstanding borrowings under the revolving line of credit were $1,500,000 with an effective interest rate of 9.00%. At December 31, 2010, there were no outstanding borrowings under the revolving line of credit.

Equipment loans included in long-term debt were as follows (in thousands):

	December 31,
	2010	2009

Various equipment loans — interest ranging from 11.49% to 12.53% and originally due at dates through January 1, 2012	$—	$732
Less: current maturities	—	(499)

Total long-term debt	$—	$233

NOTE E —	Commitments and Contingencies

Capital Leases

We lease certain computer equipment and purchased software under capital leases that bear an interest rate of 10.75%. A summary of our property under these leases was as follows (in thousands):

	December 31,
	2010	2009

Computer equipment and purchased software	$888	$1,664
Accumulated amortization	(470)	(892)

	$418	$772

At December 31, 2010, future minimum payments under capital leases were as follows (in thousands):

2011	$125
Less: amount representing interest	(3)

Present value of minimum lease payments	122
Less: current portion	(122)

$—

SPS COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Leases

We are obligated under non-cancellable operating leases primarily for office space. Rent expense charged to operations was $684,000, $682,000 and $663,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

At December 31, 2010, future minimum payments under operating leases were as follows (in thousands):

2011	$920
2012	996

$1,916

Management Incentive Agreements

Our board of directors previously approved management incentive agreements that provide for a bonus to be paid to certain executive officers upon a sale of the company. The aggregate bonus is equal to 0.322% of the amount of the purchase price, as defined, exceeding $25,000,000 and less than $65,000,000. The aggregate bonus under these agreements is limited to $150,000. These management incentive agreements terminate on June 30, 2012, regardless of employment status. At December 31, 2010 and 2009, no expense or liability had been recorded relating to these agreements.

Other Contingencies

We are involved in various claims and legal actions in the normal course of business. Our management believes that the outcome of such claims and legal actions will not have a significant adverse effect on our financial position, results of operations or cash flows.

NOTE F —	Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

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

SPS COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Secondary Stock Offering

On December 3, 2010, we completed a secondary stock offering of 3,301,926 shares of common stock at an offering price of $12.25 per share. We issued and sold 115,000 shares, including 15,000 shares sold pursuant to the exercise in full of the underwriters’ over-allotment option, and the selling stockholders sold 3,186,926 shares. We received proceeds of approximately $1.0 million after payment of underwriting discounts and commissions and legal, accounting and other fees incurred in connection with the offering.

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

Prior to the conversion of the preferred stock warrants into common stock warrants, we recorded other expense of $27,000, $381,000 and $45,000 for the years ended December 31, 2010, 2009 and 2008, respectively, for changes in the fair market value of these warrants.

Redeemable Convertible Preferred Stock

As discussed above, we previously had issued various classes of redeemable convertible preferred stock. The holders of our Series A, B, and C redeemable convertible preferred stock had the option to put their shares back to the company at the liquidation preference value, as defined in the Certificate of Incorporation, in the event of any liquidation, dissolution or winding up of the company, as defined.

None of the Series A, B and C redeemable convertible preferred stock had a mandatory redemption feature. In the event of a liquidation, as defined, the holders of Series C redeemable convertible preferred stock were entitled to receive, prior to and in preference to any distribution of any assets or surplus funds of the company to the holders of Series A and B redeemable convertible preferred stock or common stock, an amount in cash equal to $5.99 per share plus accrued unpaid dividends. After the liquidation payment to Series C redeemable convertible preferred stockholders, the holders of Series B redeemable convertible preferred stock were entitled to receive, prior to and in preference to any distribution of any assets or surplus funds of the company to the holders of Series A redeemable convertible preferred stock or common stock, an amount in cash equal to $3.67 per share plus accrued unpaid dividends. After the liquidation payment of Series B redeemable convertible preferred stockholders, the holders of Series A redeemable convertible preferred stock were entitled to receive, prior to and in preference to any distribution of any assets or surplus funds of the company to the holders of common stock, an amount in cash equal to $8.65 per share plus accrued unpaid dividends. After the liquidation payment to Series A, B and C redeemable convertible preferred stockholders, holders of common stock and Series A, B and C redeemable convertible preferred stock would share pro rata in the remaining assets of the company.

Each share of Series A, B, and C redeemable convertible preferred stock, at the option of the holder, was convertible into common shares at a conversion ratio equal to the conversion value divided by the conversion price. The conversion ratio was 1 to 1 at December 31, 2009. The conversion value and conversion price were initially set in our Fifth Amended and Restated Certificate of Incorporation at $8.65, $3.67 and $5.99 for the Series A, B and C redeemable convertible preferred stock, respectively. The conversion price was subject to adjustment for certain dilutive issuances. We had not issued any dilutive instruments which would adjust the conversion price and, therefore, the conversion value and the conversion price had not changed since they were initially set.

Each share of Series A, B and C redeemable convertible preferred stock were to be automatically and immediately converted into shares of common stock upon the closing of a public offering pursuant to an effective registration statement at the then effective conversion ratio, if the offering price per share was not less than $13.45 and the gross

SPS COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

proceeds to the company were at least $20,000,000. Each share of redeemable convertible preferred stock was subject to weighted-average anti-dilution price protection. The holders of the redeemable convertible preferred stock were entitled to dividends only when declared. No dividends had been declared since the issuance of the redeemable convertible preferred stock. The holders of Series A, B and C redeemable convertible preferred stock were generally entitled to vote on all matters submitted to a vote of stockholders, except those required by law to be submitted to a class vote.

NOTE G —	Stock-Based Compensation

Our equity compensation plans provide for the grant of incentive and nonqualified stock options, as well as other stock-based awards, to employees, non-employee directors and other consultants who provide services to us. Stock options generally vest over three to four years and have a contractual term of ten years from the date of grant. At December 31, 2010, there were approximately 358,351 shares available for grant under approved equity compensation plans.

We recorded non-cash stock-based compensation expense of $750,000, $228,000 and $157,000 for the years ended December 31, 2010, 2009 and 2008, respectively. This expense was allocated as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008

Cost of revenues	$103	$46	$18
Operating expenses:
Sales and marketing	211	91	59
Research and development	20	4	4
General and administrative	416	88	76

Total stock-based compensation expense	$750	$229	$157

As of December 31, 2010, there was approximately $2,656,000 of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a straight line basis over a weighted average period of approximately two years.

Our stock option activity was as follows:

		Weighted Average
	Options	Exercise Price
	(#)	($/share)

Outstanding at January 1, 2008	1,240,465	$2.48
Granted	46,191	4.62
Exercised	(82,151)	0.37
Forfeited	(16,922)	3.67

Outstanding at December 31, 2008	1,187,583	2.69
Granted	339,187	2.86
Exercised	(15,640)	0.37
Forfeited	(262,925)	7.98

Outstanding at December 31, 2009	1,248,205	1.65
Granted	479,691	11.87
Exercised	(157,056)	0.82
Forfeited	(21,496)	23.92

Outstanding at December 31, 2010	1,549,344	4.59

The intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $1,696,000, $101,000 and $346,000, respectively.

SPS COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average fair values per share of options granted during 2010, 2009 and 2008 were $5.82, $1.54 and $2.40, respectively. The fair value of the options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2010	2009	2008

Weighted-average volatility	46% - 49%	49% - 53%	53%
Expected dividends	—	—	—
Expected life (in years)	6.25	4.0 - 7.0	7.0
Weighted-average risk-free interest rate	1.79% - 3.14%	2.71% - 4.01%	4.0%

Prior to becoming a public entity, historic volatility was not available for our shares. As a result, we estimated volatility based on a peer group of companies, which collectively provided a reasonable basis for estimating volatility. We intend to continue to consistently use the same group of publicly traded peer companies to determine volatility in the future until sufficient information regarding volatility of our share price becomes available or the selected companies are no longer suitable for this purpose.

We have not issued dividends on our common stock and do not expect to do so in the foreseeable future. The expected term of the options is based on evaluations of historical and expected future employee exercise behavior. The estimated pre-vesting forfeiture rate is based on our historical experience. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date.

The following table summarizes information about our stock options outstanding at December 31, 2010:

		Weighted	Weighted		Weighted
		Average	Average		Average
	Options	Remaining	Exercise	Options	Exercise
	Outstanding	Contractual	Price	Exercisable	Price
Exercise Price per Share	(#)	Life (Years)	($/share)	(#)	($/share)

$0.37	620,320	3.3	$0.37	620,320	$0.37
$0.41 - $7.45	451,900	6.6	$2.84	327,745	$2.87
$7.49 - $11.24	49,885	7.0	$9.23	16,818	$7.84
$11.99 - $13.28	427,239	9.3	$12.03	15,304	$12.00

	1,549,344			980,187

NOTE H —	Income Taxes

The provision for income taxes was as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008

Current
Federal	$41	$36	$—
State	23	27	12
Deferred
Federal	26	26	75
State	2	2	7

	$92	$91	$94

SPS COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our provision for income taxes includes estimated federal alternative minimum taxes and state income taxes, as well as deferred tax expense resulting from the book and tax basis difference in goodwill from a prior asset acquisition.

A reconciliation of the provision for income taxes to the statutory federal rate was as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008

Expected federal income tax at statutory rate	$1,013	$420	$(612)
State income taxes, net of federal tax effect	75	52	(52)
Meals and entertainment	16	13	16
Stock compensation expense	77	67	53
Stock warrants	9	129	15
Change in valuation allowance	(6,485)	(805)	614
Section 382 limitation	6,427	—	—
Change in state deferred rate	10	54	—
Prior year true up	69	100	—
AMT expense	71	36	—
General business credit	(107)	—	—
State net operating loss adjustment	(1,087)	—	—
Other	4	25	60

Total provision for income taxes	$92	$91	$94

As of December 31, 2010, we had net operating loss carryforwards of $49.9 million for U.S. federal tax purposes and $31.4 million for state tax purposes. These loss carryforwards expire between 2011 and 2029. Section 382 of the U.S. Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that might be used to offset taxable income when a corporation has undergone significant changes in stock ownership. We have performed a Section 382 analysis for the time period from our inception through December 8, 2010. During this time period it was determined that we had six separate ownership changes under Section 382. We believe that approximately $17.6 million of federal losses and $7.0 million of state losses will expire unused due to Section 382 limitations. This limitation could be further restricted if ownership changes occur in future years. Our deferred tax asset is reported net of this limitation.

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

SPS COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant components of our deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2010	2009

Current:
Accounts receivable allowances	$115	$115
Accrued expenses	346	285

Total current deferred tax asset	461	400
Valuation allowance	(461)	(400)

Net current deferred tax asset	$—	$—

Noncurrent:
Net operating loss credit carryforwards	$12,636	$19,096
Deferred revenue	801	761
Depreciation and amortization	444	527

Total noncurrent deferred tax asset	13,881	20,384
Valuation allowance	(14,019)	(20,494)

Net noncurrent deferred tax liability	$(138)	$(110)

We are subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. As of December 31, 2010, we are generally subject to U.S. federal and state tax examinations for all tax years prior to 2009 due to net operating loss carryforwards.

As of December 31, 2010, we do not have any unrecognized tax benefits. It is our practice to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We do not expect any material changes in our unrecognized tax positions over the next 12 months.

NOTE I —	Net Income (Loss) Per Share

The following table presents the components of the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Year Ended December 31,
	2010	2009	2008

Numerator:
Net income (loss)	$2,884	$1,162	$(1,895)

Denominator:
Weighted average common shares outstanding, basic	8,036	329	294
Options and warrants to purchase common and preferred stock	973	791	—
Redeemable convertible preferred stock	2,587	8,148	—

Weighted average common shares outstanding, diluted	11,596	9,268	294

Net income (loss) per share:
Basic	$0.36	$3.53	$(6.45)

Diluted	$0.25	$0.13	$(6.45)

SPS COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following outstanding options, warrants and redeemable convertible preferred stock were excluded from the computation of diluted net income (loss) per share for the periods indicated because they were anti-dilutive (in thousands):

	Year Ended December 31,
	2010	2009	2008

Options and warrants to purchase common and preferred stock	—	19	1,256
Redeemable convertible preferred stock	—	—	8,165

NOTE J —	Employee Benefit Plan

We sponsor a 401(k) retirement savings plan whereby employees are allowed to contribute up to 100% of their salaries and the company will match 25% up to the first 6%. Our matching contributions to the plan, which vest immediately, were $241,000, $219,000 and $172,000, respectively for the years ended December 31, 2010, 2009 and 2008.

NOTE K —	Guarantees

We provide limited guarantees to certain customers through service level agreements. These service level agreements are defined in the master agreements with the customer and performance is measured on a monthly basis for the life of the contract. Service level agreements require us to perform at specified levels which would include, but are not limited to, document processing times, data center availability, customer support and issue resolution.

NOTE L —	Selected Quarterly Financial Data (Unaudited)

The following table presents our selected unaudited quarterly statements of operations data (in thousands, except per share amounts):

	For the Three Months Ended
2010	Mar 31	Jun 30	Sep 30	Dec 31

Revenue	$10,243	$10,944	$11,491	$11,919
Gross profit	7,262	7,843	8,280	8,586
Operating income	1,047	679	868	442
Net income	919	638	886	441
Diluted earnings per share	0.10	0.05	0.07	0.04

	For the Three Months Ended
2009	Mar 31	Jun 30	Sep 30	Dec 31

Revenue	$8,531	$9,600	$9,634	$9,981
Gross profit	5,694	6,704	6,625	7,008
Operating income (loss)	(77)	734	464	760
Net income (loss)	(54)	657	346	213
Diluted earnings (loss) per share	(0.16)	0.07	0.04	0.02

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010, the end of the period covered by this Annual Report on Form 10-K. This evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Disclosure controls and procedures means controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed such that information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO and CFO have concluded that as of December 31, 2010, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to executive officers is contained in Item 1 of this Annual Report on Form 10-K under the heading “Executive Officers” and with respect to other information relating to our directors and executive officers will be set forth in our 2011 Proxy Statement under the caption “Item 1 — Election of Directors,” which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference.

The information required by this item under Item 405 of Regulation S-K is incorporated herein by reference to the section titled “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2011 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. The information required by this item under Item 407(d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference to the section titled “Information Regarding the Board of Directors and Corporate Governance — Board Committees — Audit Committee” of our 2011 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

We have adopted a code of business conduct applicable to our directors, officers (including our principal executive officer and principal financial officer) and employees. The Code of Business Conduct is available on our website at www.spscommerce.com under the Investor Relations section. We plan to post on our website at the address described above any future amendments or waivers of our Code of Conduct.

Item 11.	Executive Compensation

Information related to security ownership required by this item is incorporated herein by reference to the sections titled “Executive Compensation,” and “Certain Relationships and Related Transactions — Compensation Committee Interlocks and Insider Participation” of our 2011 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information related to security ownership required by this item is incorporated herein by reference to the section titled “Security Ownership” of our 2011 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. Information related to our equity compensation plans required by this item is incorporated herein by reference to the section titled “Executive Compensation — Outstanding Equity Awards” of our 2011 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated herein by reference to the sections titled “Certain Relationships and Related Transactions,” and “Information Regarding the Board of Directors and Corporate Governance — Director Independence” of our 2011 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.	Principal Accounting Fees and Services

Information required by this item is incorporated herein by reference to the section titled “Audit Committee Report and Payment of Fees to Our Independent Auditor” of our 2011 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following documents are filed as a part of this Annual Report on Form 10-K:

(a) Financial Statements: The financial statements filed as a part of this report are listed in Part II, Item 8.

(b) Financial Statement Schedules: The schedules are either not applicable or the required information is presented in the consolidated financial statements or notes thereto.

(c) Exhibits: The exhibits incorporated by reference or filed as a part of this Annual Report on Form 10-K are listed in the Exhibit Index immediately following the signatures to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 3, 2011

SPS COMMERCE, INC.

By:	/s/ ARCHIE C. BLACK
Archie C. Black
President and Chief Executive Officer

Each of the undersigned hereby appoints Archie C. Black and Kimberly K. Nelson, and each of them (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Act of 1934, any and all amendments and exhibits to this annual report on Form 10-K and any and all applications, instruments, and other documents to be filed with the Securities and Exchange Commission pertaining to this annual report on Form 10-K or any amendments thereto, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 3, 2011.

Name and Signature	Title

/s/ ARCHIE C. BLACK Archie C. Black	Chief Executive Officer, President and Director (principal executive officer)

/s/ KIMBERLY K. NELSON Kimberly K. Nelson	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

/s/ MICHAEL B. GORMAN Michael B. Gorman	Director

/s/ MARTIN J. LEESTMA Martin J. Leestma	Director

/s/ PHILIP E. SORAN Philip E. Soran	Director

/s/ GEORGE H. SPENCER, III George H. Spencer, III	Director

/s/ SVEN A. WEHRWEIN Sven A. Wehrwein	Director

EXHIBIT INDEX

		Incorporated By Reference
				Date of
Exhibit			File	First	Exhibit	Filed
Number	Exhibit Description	Form	Number	Filing	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation	S-1/A	333-163476	04/13/2010	3.1
3.2	Amended and Restated Bylaws	S-1/A	333-163476	03/05/2010	3.2
4.1	Registration rights agreement dated April 10, 2007	S-1/A	333-163476	01/11/2010	4.2
10.1	1999 Equity Incentive Plan**	S-1/A	333-163476	01/11/2010	10.1
10.2	Form of Option Agreement under 1999 Equity Incentive Plan**	S-1/A	333-163476	01/11/2010	10.2
10.3	2001 Stock Option Plan**	S-1/A	333-163476	01/11/2010	10.3
10.4	Form of Incentive Stock Option Agreement under 2001 Stock Option Plan**	S-1/A	333-163476	01/11/2010	10.4
10.5	Form of Non-Statutory Stock Option Agreement (Director) under 2001 Stock Option Plan**	S-1/A	333-163476	01/11/2010	10.5
10.6	2010 Equity Incentive Plan**	S-1/A	333-163476	03/05/2010	10.6
10.7	Form of Incentive Stock Option Agreement under 2010 Equity Incentive Plan**	S-1/A	333-163476	03/05/2010	10.7
10.8	Form of Non-Statutory Stock Option Agreement (Employee) under 2010 Equity Incentive Plan**	S-1/A	333-163476	03/05/2010	10.8
10.9	Form of Non-Statutory Stock Option Agreement (Director) under 2010 Equity Incentive Plan**					X
10.10	2002 Management Incentive Agreement between the Company and Archie C. Black**	S-1/A	333-163476	01/11/2010	10.14
10.11	2002 Management Incentive Agreement between the Company and James J. Frome**	S-1/A	333-163476	01/11/2010	10.15
10.12	Non-Employee Director Compensation Policy**	S-1/A	333-163476	02/12/2010	10.16
10.13	Form of Indemnification Agreement for Steve A. Cobb, Michael B. Gorman, and George H. Spencer, III	S-1/A	333-163476	01/11/2010	10.17
10.14	Form of Indemnification Agreement for Martin J. Leestma, Philip E. Soran and Sven A. Wehrwein	S-1/A	333-163476	01/11/2010	10.18
10.15	Form of Indemnification Agreement for Archie C. Black**	S-1/A	333-163476	01/11/2010	10.19
10.16	Employment Agreement between the Company and Archie C. Black**	S-1/A	333-163476	03/05/2010	10.20

Incorporated By Reference
Date of
Exhibit			File	First	Exhibit	Filed
Number	Exhibit Description	Form	Number	Filing	Number	Herewith

10.17	Form of At-will Confidentiality Agreement Regarding Certain Terms and Conditions of Employment for Kimberly K. Nelson, James J. Frome, Michael J. Gray and David J. Novak, Jr.**	S-1/A	333-163476	03/05/2010	10.21
21.1	Subsidiaries of the registrant	S-1/A	333-170544	11/30/2010	21.1
23.1	Consent of Grant Thornton LLP					X
24.1	Power of Attorney (included on signature page)					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

**	Indicates management contract or compensatory plan or arrangement.