Form 10-Q
period 2011-03-31
SPS COMMERCE INC
filed 2011-05-05
CIK 1092699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                      to
Commission file number 001-34702
SPS COMMERCE, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	41-2015127
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding at April 29, 2011 was 11,897,171 shares.

SPS COMMERCE, INC.
QUARTERLY REPORT ON FORM 10-Q
SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION
     This Quarterly Report on Form 10-Q contains forward-looking statements regarding us, our business prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described under the heading “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Commission that advise interested parties of the risks and factors that may affect our business.

PART I. — FINANCIAL INFORMATION

Item 1.	Financial Statements
SPS COMMERCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share amounts

	March 31,	December 31,
	2011	2010
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$40,447	$40,473
Accounts receivable, less allowance for doubtful accounts of $200 and $209	6,356	5,574
Deferred costs, current	4,887	4,720
Prepaid expenses and other current assets	1,234	874

Total current assets	52,924	51,641
PROPERTY AND EQUIPMENT, net	2,826	2,760
GOODWILL	1,166	1,166
INTANGIBLE ASSETS, net	290	290
OTHER ASSETS
Deferred costs, net of current portion	2,031	1,943
Other non-current assets	80	80

	$59,317	$57,880

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Capital lease obligations, current	$—	$122
Accounts payable	1,579	998
Accrued compensation and benefits	3,362	3,577
Accrued expenses and other current liabilities	944	807
Deferred revenue, current	3,549	3,585

Total current liabilities	9,434	9,089

OTHER LIABILITIES
Deferred revenue, less current portion	5,302	5,002
Other non-current liabilities	244	281

Total liabilities	14,980	14,372

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 55,000,000 shares authorized; 11,881,688 and 11,849,572 shares issued and outstanding, respectively	12	12
Additional paid-in capital	106,601	106,264
Accumulated deficit	(62,276)	(62,768)

Total stockholders’ equity	44,337	43,508

	$59,317	$57,880

The accompanying notes are an integral part of these consolidated financial statements.

SPS COMMERCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2011	2010
Revenues	$12,649	$10,243
Cost of revenues	3,321	2,981

Gross profit	9,328	7,262

Operating expenses
Sales and marketing	5,126	3,507
Research and development	1,240	1,043
General and administrative	2,455	1,665

Total operating expenses	8,821	6,215

Income from operations	507	1,047
Other income (expense)
Interest expense	—	(45)
Interest income	32	—
Other expense	(18)	(18)

Total other income (expense), net	14	(63)

Income before income taxes	521	984
Income tax expense	(29)	(65)

Net income	$492	$919

Net income per share
Basic	$0.04	$2.81
Diluted	$0.04	$0.10

Weighted average common shares used to compute net income per share
Basic	11,864	327
Diluted	12,698	9,525
The accompanying notes are an integral part of these consolidated financial statements.

SPS COMMERCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities
Net income	$492	$919
Reconciliation of net income to net cash provided by operating activities
Depreciation and amortization	422	340
Provision for doubtful accounts	55	102
Stock-based compensation	312	51
Change in carrying value of preferred stock warrants	—	27
Other	—	2
Changes in assets and liabilities
Accounts receivable	(837)	(460)
Prepaid expenses and other current assets	(360)	(573)
Deferred costs	(255)	(235)
Accounts payable	581	(137)
Deferred revenue	264	319
Accrued compensation and benefits	(215)	(338)
Accrued expenses and other current liabilities	101	237

Net cash provided by operating activities	560	254

Cash flows from investing activities
Purchases of property and equipment	(488)	(130)

Net cash used in investing activities	(488)	(130)

Cash flows from financing activities
Borrowings on line of credit	—	4,450
Payments on line of credit	—	(4,350)
Payments on equipment loans	—	(138)
Payments of capital lease obligations	(122)	(21)
Net proceeds from exercise of options to purchase common stock	24	—

Net cash used in financing activities	(98)	(59)

Net increase (decrease) in cash and cash equivalents	(26)	65
Cash and cash equivalents at beginning of period	40,473	5,931

Cash and cash equivalents at end of period	$40,447	$5,996

The accompanying notes are an integral part of these consolidated financial statements.

SPS COMMERCE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by GAAP. We have included all normal recurring adjustments considered necessary to give a fair statement of our financial position, results of operations and cash flows for the interim periods shown. Operating results for these interim periods are not necessarily indicative of the results to be expected for the full year. The December 31, 2010 balance sheet data was derived from our audited financial statements at that date. For further information, refer to the consolidated financial statements and accompanying notes for the year ended December 31, 2010 included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 3, 2011.
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
Significant Accounting Policies
     During the three months ended March 31, 2011, there were no material changes in our significant accounting policies. See Note A to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission on March 3, 2011 for additional information regarding our significant accounting policies.
Recent Accounting Pronouncements
     In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force. This guidance modifies the fair value requirements of ASC subtopic 605-25, Revenue Recognition-Multiple Element Arrangements, by allowing the use of the “best estimate of selling price” in addition to Vendor Specific Objective Evidence and third-party evidence (or TPE) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when Vendor Specific Objective Evidence or TPE of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted.
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
     ASU No. 2009-13 and ASU No. 2009-14 both require expanded qualitative and quantitative disclosures and are effective for fiscal years beginning on or after June 15, 2010. We have adopted these updates and they did not have a material impact on our financial statements.
     In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (ASC Topic 820), Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 enhances the disclosure requirements to include transfers in and out of Level 1 and 2 and the associated reasons, which was effective for fiscal years beginning on or after December 15, 2009. ASU No. 2010-06 also requires the disclosure of a disaggregated gross reconciliation of Level 3 fair value measurements, which is effective for fiscal years beginning on or after December 15, 2010. We have adopted these updates and they did not have a material impact on our financial statements.
     In July 2010, the FASB issued ASU No. 2010-20, Receivables (ASC Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU No. 2010-20 enhances the disclosure requirements about the credit quality and related allowance for credit losses of financing receivables. We will be required to disclose the nature of the inherent risk of receivables, the methodology and analytics that support that assessment, and support any changes to the allowance for doubtful accounts. We will also be required to provide a rollforward of the allowance and disclose the accounts receivable on a disaggregated basis. This update is effective for fiscal years beginning on or after December 15, 2010. We have adopted this update and it did not have a material impact on our financial statements.
NOTE B — Financial Statement Components
Intangible Assets
     Intangible assets included the following (in thousands):

	March 31, 2011			December 31, 2010
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Subscriber relationships	$1,930	$(1,930)	$—	$1,930	$(1,930)	$—
Covenants not-to-compete	580	(290)	290	580	(290)	290

	$2,510	$(2,220)	$290	$2,510	$(2,220)	$290

     There was no amortization expense for intangible assets for the three months ended March 31, 2011 or the three months ended March 31, 2010.
NOTE C — Stock-Based Compensation
     Our equity compensation plans provide for the grant of incentive and nonqualified stock options, as well as other stock-based awards, to employees, non-employee directors and other consultants who provide services to us. Stock options generally vest over three to four years and have a contractual term of ten years from the date of grant. At March 31, 2011, there were approximately 834,000 shares available for grant under approved equity compensation plans.
     We recorded stock-based compensation expense of $312,000 and $51,000 for the three months ended March 31, 2011 and 2010, respectively. This expense was allocated as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Cost of revenues	$46	$10
Operating expenses:
Sales and marketing	89	17
Research and development	7	1
General and administrative	170	23

Total stock-based compensation expense	$312	$51

     As of March 31, 2011, there was approximately $4.3 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a straight line basis over a weighted average period of approximately two years.
     Our stock option activity was as follows:

		Weighted Average
	Options	Exercise Price
	(#)	($/share)
Outstanding at December 31, 2010	1,549,344	$4.59
Granted	235,036	16.64
Exercised	(32,116)	0.78
Forfeited	—	—

Outstanding at March 31, 2011	1,752,264	6.28

     The weighted average fair value per share of options granted during 2011 was $8.00 and this was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Weighted-average volatility	45.0%
Expected dividend yield	0%
Expected life (in years)	6.25
Weighted-average risk-free interest rate	3.05%
NOTE D — Income Taxes
     We recorded a provision for income taxes of $29,000 and $65,000 for the three months ended March 31, 2011 and 2010, respectively. We record our interim provision for income taxes based on our estimated annual effective tax rate for the year. Our provision for income taxes includes estimated federal alternative minimum taxes and state income taxes, as well as deferred tax expense resulting from the book and tax basis difference in goodwill from a prior asset acquisition.
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
     We are subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. As of March 31, 2011, we are generally subject to U.S. federal and state tax examinations for all tax years prior to 2009 due to net operating loss carryforwards.
     As of March 31, 2011, we do not have any unrecognized tax benefits. It is our practice to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We do not expect any material changes in our unrecognized tax positions over the next 12 months.
NOTE E — Net Income Per Share
     Basic net income per share has been computed using the weighted average number of shares of common stock outstanding during each period. Diluted net income per share also includes the impact of our outstanding potential common shares, such as options, warrants and redeemable convertible preferred stock. Potential common shares that are anti-dilutive are excluded from the calculation of diluted net income per share.
     The following table presents the components of the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2011	2010
Numerator:
Net income	$492	$919

Denominator:
Weighted average common shares outstanding, basic	11,864	327
Options and warrants to purchase common and
preferred stock	834	1,104
Redeemable convertible preferred stock	—	8,094

Weighted average common shares outstanding, diluted	12,698	9,525

Net income per share:
Basic	$0.04	$2.81

Diluted	$0.04	$0.10

     The following outstanding options, warrants and redeemable convertible preferred stock were excluded from the computation of diluted net income per share for the periods indicated because they were anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Options and warrants to purchase common and preferred stock	235	1
Redeemable convertible preferred stock	—	—

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
Key Financial Terms and Metrics
     We have several key financial terms and metrics, including annualized average recurring revenues per recurring revenue customer. During the three months ended March 31, 2011, there were no changes in the definitions of our key financial terms and metrics, which are discussed in more detail under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission on March 3, 2011.
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
     We believe that of our significant accounting policies, the following accounting policies involve a greater degree of judgment, complexity and effect on materiality. A critical accounting policy is one that is both material to the presentation of our financial statements and requires us to make difficult, subjective or complex judgments for uncertain matters that could have a material effect on our financial condition and results of operations. Accordingly, we believe that our policies for revenue recognition, the allowance for doubtful accounts, income taxes, stock-based compensation and the valuation of goodwill are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.
     During the three months ended March 31, 2011, there were no significant changes in our critical accounting policies or estimates. See Note A to our financial statements included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission on March 3, 2011 for additional information regarding our critical accounting policies, as well as a description of our other significant accounting policies.
Results of Operations
     The following table presents our results of operations for the periods indicated (dollars in thousands):

	Three Months Ended
	March 31,
	2011		2010		Change
		% of revenue		% of revenue	$	%
Revenues	$12,649	100.0%	$10,243	100.0%	$2,406	23.5%
Cost of revenues	3,321	26.3	2,981	29.1	340	11.4

Gross profit	9,328	73.7	7,262	70.9	2,066	28.4

Operating expenses:
Sales and marketing	5,126	40.5	3,507	34.2	1,619	46.2
Research and development	1,240	9.8	1,043	10.2	197	18.9
General and administrative	2,455	19.4	1,665	16.3	790	47.4

Total operating expenses	8,821	69.7	6,215	60.7	2,606	41.9

Income from operations	507	4.0	1,047	10.2	(540)	(51.6)

Other income (expense):
Interest expense	—	—	(45)	(0.4)	45	(100.0)
Interest income	32	0.3	—	—	32	*
Other expense	(18)	(0.1)	(18)	(0.2)	—	—

Total other income (expense), net	14	0.1	(63)	(0.6)	77	*

Income before income taxes	521	4.1	984	9.6	(463)	(47.1)

Income tax expense	(29)	(0.2)	(65)	(0.6)	36	(55.4)

Net income	$492	3.9	$919	9.0	(427)	(46.5)

Due to rounding, totals may not equal the sum of the line items in the table above.

*      Percentage is not meaningful.
Three Months Ended March 31, 2011 compared to Three Months Ended March 31, 2010
     Revenues. Revenues for the three months ended March 31, 2011 increased $2.4 million, or 23%, to $12.6 million from $10.2 million for the same period in 2010. Our fiscal quarter ended March 31, 2011 represented our 41st consecutive quarter of increased revenues. The increase in revenues resulted from a 14% increase in recurring revenue customers to 13,040 at March 31, 2011 from 11,392 at March 31, 2010, as well as a 9% increase in annualized average recurring revenues per recurring revenue customer to $3,291 for the three months ended March 31, 2011 from $3,008 for the same period in 2010. The increase in annualized average recurring revenues per recurring revenue customer was primarily attributable to increased fees resulting from increased usage of our solutions by our recurring revenue customers. Recurring revenues from recurring revenue customers accounted for 83% of our total revenues for the three months ended March 31, 2011, compared to 82% for the same period in 2010. We anticipate that the number of recurring revenue customers and the recurring revenues per recurring revenue customer will continue to increase as we increase the number of solutions we offer, such as the Trading Partner Intelligence solution we introduced in late 2009, and increase the penetration of those solutions across our customer base.
     Cost of Revenues. Cost of revenues for the three months ended March 31, 2011 increased $340,000, or 11%, to $3.3 million from $3.0 million for the same period in 2010. The increase in costs was primarily attributable to higher costs of personnel, depreciation and stock-based compensation, slightly offset by decreased consulting expenses. As a percentage of revenues, cost of revenues was 26% for the three months ended March 31, 2011, compared to 29% for the same period in 2010. Increased revenues allowed us to leverage our personnel and infrastructure costs and decrease our cost of revenues as a percentage of total revenues. Going forward, we anticipate that cost of revenues will increase in absolute dollars as we continue to build our business.
     Sales and Marketing Expenses. Sales and marketing expenses for the three months ended March 31, 2011 increased $1.6 million, or 46%, to $5.1 million from $3.5 million for the same period in 2010. The increase in sales and marketing expenses was due to increased personnel costs, higher commissions earned by sales personnel from new business, and increased promotional and stock-based compensation costs. As a percentage of revenues, sales and marketing expenses were 41% for the three months ended March 31, 2011, compared to 34% for the same period in 2010. As we build our business, we will continue to add resources to our sales and marketing efforts over time, and we expect that these expenses will increase in absolute dollars.
     Research and Development Expenses. Research and development expenses for the three months ended March 31, 2011 increased $200,000, or 19%, to $1.2 million from $1.0 million for the same period in 2010. The increase in research and development expenses was due to increased personnel costs, slightly offset by decreased consulting fees. As a percentage of revenues, research and development expenses were 10% for each of the three months ended March 31, 2011 and 2010. We expect research and development expenses will increase in absolute dollars as we continue to enhance and expand our solutions and applications.
     General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2011 increased $800,000, or 47%, to $2.5 million from $1.7 million for the same period in 2010. The increase in general and administrative expenses was due to increased expenses related to being a public company, including legal and accounting fees, as well as increased stock-based compensation expense. As a percentage of revenues, general and administrative expenses were 19% for the three months ended March 31, 2011, compared to 16% for the same period in 2010. Going forward, we expect that general and administrative expenses will increase in absolute dollars.
     Other Income (Expense). We did not incur any interest expense for the three months ended March 31, 2011 as our capital lease obligations were fully repaid in early January 2011. For the same period in 2010, interest expense was $45,000 and was related to outstanding indebtedness under our equipment loans and credit facility, which were repaid in the second quarter of 2010, as well as our capital lease obligations. Interest income for the three months ended March 31, 2011 was $32,000 as the result of interest earned on the net cash proceeds from our initial public offering in April 2010. Other expense was $18,000 for each of the three months ended March 31, 2011 and 2010.
     Income Tax Expense. Income tax expense was $29,000 for the three months ended March 31, 2011, compared to $65,000 for the three months ended March 31, 2010. We record our interim provision for income taxes based on our estimated annual effective tax rate for the year. Our provision for income taxes includes estimated federal alternative minimum taxes and state income taxes, as well as deferred tax expense resulting from the book and tax basis difference in goodwill from a prior asset acquisition.
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
     The following table provides a reconciliation of net income to Adjusted EBITDA (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net income	$492	$919
Depreciation and amortization	422	342
Interest expense	—	45
Interest income	(32)	—
Income tax expense	29	65

EBITDA	911	1,371
Stock-based compensation expense	312	51

Adjusted EBITDA	$1,223	$1,422

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
     The following table provides a reconciliation of net income to non-GAAP net income per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2011	2010
Net income	$492	$919
Stock-based compensation expense	312	51
Amortization of intangible assets	—	—

Non-GAAP net income	$804	$970

Shares used to compute non-GAAP net income
per share
Basic	11,864	327
Diluted	12,698	9,525

Non-GAAP net income per share
Basic	$0.07	$2.97
Diluted	$0.06	$0.10

Liquidity and Capital Resources
     At March 31, 2011, our principal sources of liquidity were cash and cash equivalents of $40.4 million and accounts receivable, net of allowance for doubtful accounts, of $6.4 million. Our working capital at March 31, 2011 was $43.5 million compared to $42.6 million at December 31, 2010. The increase in working capital from December 31, 2010 to March 31, 2011 resulted primarily from the following:
•	$782,000 increase in net accounts receivable, due to new business for the three months ended March 31, 2011;

•	$167,000 increase in deferred costs, current, for expenses related to increased implementation resources and commission payments for new business;

•	$360,000 increase in prepaid expenses and other current assets, related to the renewal of a prepaid service contract;

•	$122,000 decrease in capital lease obligations, current, as all of our outstanding capital leases were repaid;

•	$581,000 increase in accounts payable, primarily due to timing of payments for equipment purchases, professional services and rent;

•	$215,000 decrease in accrued compensation and benefits, due to payments made in early 2011 for bonuses accrued as of December 31, 2010; and,

•	$137,000 increase in accrued expenses and other current liabilities, primarily due to an increase in accruals for professional services;
Net Cash Flows from Operating Activities
     Net cash provided by operating activities was $560,000 for the three months ended March 31, 2011 compared to $254,000 for the same period in 2010. The approximate $400,000 decrease in net income was more than offset by the changes in non-cash expenses, including increased stock-based compensation, and the changes in working capital accounts as discussed above.
Net Cash Flows from Investing Activities
     Net cash used in investing activities was $488,000 for the three months ended March 31, 2011 and $130,000 for the same period in 2010, all for capital expenditures. Our capital expenditures are for supporting our business growth and existing customer base, as well as for our internal use such as equipment for our employees.
Net Cash Flows from Financing Activities
     Net cash used in financing activities was $98,000 for the three months ended March 31, 2011, representing payments of capital lease obligations slightly offset by net proceeds from the exercise of stock options. Net cash used in financing activities was $59,000 for the three months ended March 31, 2010, representing net repayments on outstanding indebtedness.
Credit Facility
     We terminated our previous credit facility with BlueCrest Venture Finance Master Fund Limited effective March 31, 2010. We continue to review our future needs for a credit facility.
Adequacy of Capital Resources
     Our future capital requirements may vary significantly from those now planned and will depend on many factors, including the costs to develop and implement new solutions and applications, the sales and marketing resources needed to further penetrate our market and gain acceptance of new solutions and applications we develop, the expansion of our operations in the United States and internationally, the response of competitors to our solutions and applications and our use of capital for acquisitions, if any. Historically, we have experienced increases in our expenditures consistent with the growth in our operations and personnel, and we anticipate that our expenditures will increase as we continue to grow our business.
     We believe our cash and cash equivalents and cash flows from our operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.
     Inflation and changing prices did not have a material effect on our business during the three months ended March 31, 2011. We do not expect that inflation or changing prices will materially affect our business in the foreseeable future.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.
Recent Accounting Pronouncements
     See Note A to our financial statements elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission on March 3, 2011 for a full description of recent accounting pronouncements, including the respective expected dates of adoption and effects on our results of operations and financial condition.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION
Item 1. Legal Proceedings
     We are not currently subject to any material legal proceedings. From time to time, however, we may be engaged in legal actions arising from our normal business activities. Any such actions, even those that lack merit, could result in the expenditure of significant financial and managerial resources.
Item 1A. Risk Factors
     There have been no material changes in our risk factors from those disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission on March 3, 2011.
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

Dated: May 5, 2011	SPS COMMERCE, INC.
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