Form 10-Q
period 2011-06-30
SPS COMMERCE INC
filed 2011-08-08
CIK 1092699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2011

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding at July 29, 2011 was 11,962,690 shares.

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

PART I. — FINANCIAL INFORMATION
Item 1. Financial Statements
SPS COMMERCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share amounts)

	June 30,	December 31,
	2011	2010
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$29,788	$40,473
Accounts receivable, less allowance for doubtful accounts of $193 and $209	7,353	5,574
Deferred costs, current	5,177	4,720
Prepaid expenses and other current assets	1,564	874

Total current assets	43,882	51,641
PROPERTY AND EQUIPMENT, net	2,896	2,760
GOODWILL	5,877	1,166
INTANGIBLE ASSETS, net	6,287	290
OTHER ASSETS
Deferred costs, net of current portion	2,193	1,943
Other non-current assets	80	80

	$61,215	$57,880

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Capital lease obligations, current	$—	$122
Accounts payable	1,821	998
Accrued compensation and benefits	3,836	3,577
Accrued expenses and other current liabilities	1,260	807
Deferred revenue, current	3,734	3,585

Total current liabilities	10,651	9,089

OTHER LIABILITIES
Deferred revenue, less current portion	5,461	5,002
Other non-current liabilities	247	281

Total liabilities	16,359	14,372

COMMITMENTS and CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 55,000,000 shares authorized; 11,955,017 and 11,849,572 shares issued and outstanding, respectively	12	12

Additional paid-in capital	107,229	106,264
Accumulated deficit	(62,385)	(62,768)

Total stockholders’ equity	44,856	43,508

	$61,215	$57,880

The accompanying notes are an integral part of these consolidated financial statements.

SPS COMMERCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues	$13,937	$10,944	$26,586	$21,187
Cost of revenues	3,750	3,101	7,071	6,082

Gross profit	10,187	7,843	19,515	15,105

Operating expenses
Sales and marketing	5,852	4,122	10,978	7,629
Research and development	1,414	1,067	2,654	2,110
General and administrative	2,839	1,975	5,294	3,640
Amortization of intangible assets	123	—	123	—

Total operating expenses	10,228	7,164	19,049	13,379

Income (loss) from operations	(41)	679	466	1,726
Other income (expense)
Interest expense	—	(13)	—	(58)
Interest income	26	—	58	—
Other income (expense)	(16)	10	(34)	(8)

Total other income (expense), net	10	(3)	24	(66)

Income (loss) before income taxes	(31)	676	490	1,660
Income tax expense	(78)	(38)	(107)	(103)

Net income (loss)	$(109)	$638	$383	$1,557

Net income (loss) per share
Basic	$(0.01)	$0.08	$0.03	$0.36
Diluted	$(0.01)	$0.05	$0.03	$0.15

Weighted average common shares used to compute net income (loss) per share
Basic	11,919	8,301	11,892	4,358
Diluted	11,919	11,844	12,659	10,699
The accompanying notes are an integral part of these consolidated financial statements.

SPS COMMERCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities
Net income	$383	$1,557
Reconciliation of net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	895	745
Amortization of intangible assets	123	—
Provision for doubtful accounts	120	165
Stock-based compensation	799	226
Change in carrying value of preferred stock warrants	—	27
Other	—	1
Changes in assets and liabilities, net of effect of acquisition
Accounts receivable	(1,799)	(385)
Prepaid expenses and other current assets	(593)	484
Other assets	—	2
Deferred costs	(708)	(488)
Accounts payable	823	(362)
Deferred revenue	608	590
Accrued compensation and benefits	259	491
Accrued expenses and other current liabilities	216	(351)

Net cash provided by operating activities	1,126	2,702

Cash flows from investing activities
Acquisition of Direct EDI	(10,865)	—
Purchases of property and equipment	(989)	(1,214)

Net cash used in investing activities	(11,854)	(1,214)

Cash flows from financing activities
Borrowings on line of credit	—	4,450
Payments on line of credit	—	(5,950)
Payments on equipment loans	—	(732)
Payments of capital lease obligations	(122)	(116)
Net proceeds from initial public offering	—	32,902
Stock offering costs	(108)	—
Net proceeds from exercise of options to purchase common stock	273	—

Net cash provided by financing activities	43	30,554

Net increase (decrease) in cash and cash equivalents	(10,685)	32,042
Cash and cash equivalents at beginning of period	40,473	5,931

Cash and cash equivalents at end of period	$29,788	$37,973

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
Business Combinations
     We account for acquisitions of businesses pursuant to FASB ASC 805, Business Combinations. In accordance with ASC 805, we recognize separately from goodwill the fair value of the assets acquired and the liabilities assumed at the acquisition date as defined by FASB ASC 820, Fair Value Measurements and Disclosures. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date amounts of the assets acquired and the liabilities assumed. Assets acquired include tangible and intangible assets. We determine the value and useful lives of purchased intangible assets with the assistance of an independent third-party valuation firm using certain estimates and assumptions.
     While we use estimates and assumptions that we believe are reasonable as a part of the purchase price allocation process to accurately value the assets acquired and the liabilities assumed at the acquisition date, they are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the fair value of the assets acquired and the liabilities assumed based on new information about facts and circumstances that existed as of the acquisition date. Any such adjustments would be recorded as an offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair values, whichever comes first, any subsequent adjustments would be recorded in our statements of operations.

Significant Accounting Policies
     During the six months ended June 30, 2011, there were no material changes in our significant accounting policies. See Note A to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission on March 3, 2011 for additional information regarding our significant accounting policies.
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
     In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (ASC Topic 805), Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU No. 2010-29 amends the disclosure requirements for supplementary pro forma information for business combinations. This update addresses the diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The update specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. It also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This update is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We have adopted this update and, with the acquisition of Direct EDI in May 2011, the required supplementary pro forma information is presented in Note B.
NOTE B — Acquisition of Direct EDI
     On May 17, 2011, we entered into an asset purchase agreement with Direct EDI LLC, a privately-held provider of cloud-based integration solutions for electronic data interchange, and we completed the asset purchase on May 18, 2011. Under the asset purchase agreement, we purchased and acquired substantially all of the assets of Direct EDI for $10.9 million in cash and assumed certain liabilities of Direct EDI. The acquisition of Direct EDI allows us to expand our base of recurring revenue customers.
Purchase Price Allocation
     We accounted for the acquisition as a business combination. We allocated the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. We engaged an independent third-party valuation firm to assist us in the determination of the value of the purchased intangible assets. The excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. Goodwill is attributed to a trained workforce and other buyer-specific value resulting from expected synergies, including long-term cost savings, that are not included in the fair values of assets. Goodwill will not be amortized; however it is deductible for tax purposes. Although we believe the purchase price allocation is substantially complete, it is considered preliminary and the finalization of the valuation of the net tangible and intangible assets acquired and liabilities assumed could result in a future adjustment to the purchase price allocation.
     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Current assets	$195
Property and equipment	42
Intangible assets	6,120
Goodwill	4,712
Current liabilities	(204)

Total purchase price	$10,865

Purchased Intangible Assets
     The following table summarizes the estimated fair value of the purchased intangible assets and their estimated useful lives (in thousands):

	Estimated	Estimated
	Fair Value	Life
Purchased Intangible Assets	(in thousands)	(in years)
Subscriber relationships	$5,250	7
Non-competition agreements	870	3

Total	$6,120

     The purchased intangible assets are being amortized on a straight-line basis over their estimated useful lives. Amortization expense related to these intangible assets was $123,000 for the three and six months ended June 30, 2011.

Acquisition-Related Costs and Post-Acquisition Operating Results
     Acquisition-related costs were approximately $232,000, of which $203,000 and $232,000 were recorded in our condensed consolidated statements of operations for the three and six months ended June 30, 2011, respectively. Acquisition-related costs were recorded as general and administrative expense in accordance with the current accounting guidance for business combinations. The operating results of Direct EDI have been included in our condensed consolidated financial statements from May 18, 2011, the date of the acquisition. For the three months ended June 30, 2011, approximately $480,000 of our revenue was derived from Direct EDI customers. The amount of operating income or loss from Direct EDI was not separately identifiable due to our integration.
Unaudited Pro Forma Financial Information
     The unaudited pro forma financial information in the table below presents the combined operating results of SPS Commerce and Direct EDI as if the acquisition had occurred on January 1, 2010. The unaudited pro forma information includes the historical operating results of each company and certain pro forma adjustments, including annual amortization expense for purchased intangible assets of approximately $1.0 million and additional annual compensation expense of approximately $280,000 related to employment arrangements entered into as part of the acquisition.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
(in thousands, except per share data)
Pro forma total revenue	$14,528	$11,921	$28,432	$23,040
Pro forma net income (loss)	$(119)	$492	$256	$1,197
Pro forma net income (loss) per share
Basic	$(0.01)	$0.06	$0.02	$0.27
Diluted	$(0.01)	$0.04	$0.02	$0.11
     The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have actually been reported had the acquisition occurred on January 1, 2010, nor is it necessarily indicative of our results of operations for any future periods.
NOTE C — Intangible Assets
     Intangible assets included the following (in thousands):

	June 30, 2011			December 31, 2010
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Subscriber relationships	$7,180	$(2,019)	$5,161	$1,930	$(1,930)	$—
Covenants not-to-compete	1,450	(324)	1,126	580	(290)	290

	$8,630	$(2,343)	$6,287	$2,510	$(2,220)	$290

     Amortization expense for intangible assets was $123,000 for the three and six months ended June 30, 2011. There was no amortization expense for intangible assets for the three or six months ended June 30, 2010.

At June 30, 2011, future amortization expense for intangible assets was as follows (in thousands):

Remainder of 2011	$520
2012	1,040
2013	1,040
2014	861
2015	750
Thereafter	2,076

$6,287

NOTE D — Stock-Based Compensation
     Our equity compensation plans provide for the grant of incentive and nonqualified stock options, as well as other stock-based awards, to employees, non-employee directors and other consultants who provide services to us. Stock options generally vest over three to four years and have a contractual term of ten years from the date of grant. At June 30, 2011, there were approximately 668,000 shares available for grant under approved equity compensation plans.
     We recorded stock-based compensation expense of $487,000 and $175,000 for the three months ended June 30, 2011 and 2010, respectively. We recorded stock-based compensation expense of $799,000 and $226,000 for the six months ended June 30, 2011 and 2010, respectively. This expense was allocated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Cost of revenues	$72	$24	$118	$34
Operating expenses:
Sales and marketing	137	48	226	65
Research and development	16	4	23	5
General and administrative	262	99	432	122

Total stock-based compensation expense	$487	$175	$799	$226

     As of June 30, 2011, there was approximately $5.2 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a straight line basis over a weighted average period of approximately two years.
     Our stock option activity was as follows:

		Weighted Average
	Options	Exercise Price
	(#)	($/share)
Outstanding at December 31, 2010	1,549,344	$4.59
Granted	420,042	16.97
Exercised	(105,445)	2.59
Forfeited	(19,129)	10.80

Outstanding at June 30, 2011	1,844,812	7.46

     The weighted average fair value per share of options granted during the first six months of 2011 was $8.21 and this was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Weighted-average volatility	45.0%
Expected dividend yield	0%
Expected life (in years)	6.25
Weighted-average risk-free interest rate	2.47%-3.05%
NOTE E — Income Taxes
     We recorded a provision for income taxes of $78,000 and $38,000 for the three months ended June 30, 2011 and 2010, respectively. We recorded a provision for income taxes of $107,000 and $103,000 for the six months ended June 30, 2011 and 2010, respectively. We record our interim provision for income taxes based on our estimated annual effective tax rate for the year. Our provision for income taxes includes estimated federal alternative minimum taxes and state income taxes, as well as deferred tax expense resulting from the book and tax basis difference in goodwill from asset acquisitions.
     As of December 31, 2010, we had net operating loss carryforwards of $49.9 million for U.S. federal tax purposes and $31.4 million for state tax purposes. These loss carryforwards expire between 2011 and 2029. Section 382 of the U.S. Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that might be used to offset taxable income when a corporation has undergone significant changes in stock ownership. We have performed a Section 382 analysis for the time period from our inception through December 8, 2010. During this time period it was determined that we had six separate ownership changes under Section 382. We believe that approximately $17.6 million of federal losses and $7.0 million of state losses will expire unused due to Section 382 limitations; however, additional state net operating loss carryforwards could expire unused due to future changes in apportionment factors. This limitation could be further restricted if ownership changes occur in future years. Our deferred tax asset is reported net of this limitation.
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
     We are subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. As of June 30, 2011, we are generally subject to U.S. federal and state tax examinations for all tax years 2010 and prior due to net operating loss carryforwards.
     As of June 30, 2011, we do not have any unrecognized tax benefits. It is our practice to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We do not expect any material changes in our unrecognized tax positions over the next 12 months.

NOTE F — Net Income (Loss) Per Share
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
     The following table presents the components of the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Numerator:
Net income (loss)	$(109)	$638	$383	$1,557

Denominator:
Weighted average common shares outstanding, basic	11,919	8,301	11,892	4,358
Options and warrants to purchase common and preferred stock	—	1,168	767	1,138
Redeemable convertible preferred stock	—	2,375	—	5,203

Weighted average common shares outstanding, diluted	11,919	11,844	12,659	10,699

Net income (loss) per share:
Basic	$(0.01)	$0.08	$0.03	$0.36

Diluted	$(0.01)	$0.05	$0.03	$0.15

     The following outstanding options were excluded from the computation of diluted net income (loss) per share for the periods indicated because they were anti-dilutive (in thousands):

	Three and six Month Ended
	June 30,
	2010	2010
Option to purchase common stock	420	2

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
Acquisition of Direct EDI
     On May 17, 2011, we entered into an asset purchase agreement with Direct EDI LLC, a privately-held provider of cloud-based integration solutions for electronic data interchange, and we completed the asset purchase on May 18, 2011. Under the asset purchase agreement, we purchased and acquired substantially all of the assets of Direct EDI for $10.9 million in cash and assumed certain liabilities of Direct EDI. The acquisition of Direct EDI allows us to expand our base of recurring revenue customers. See Note B to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the acquisition of Direct EDI.
Key Financial Terms and Metrics
     We have several key financial terms and metrics, including annualized average recurring revenues per recurring revenue customer. During the six months ended June 30, 2011, there were no changes in the definitions of our key financial terms and metrics, which are discussed in more detail under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission on March 3, 2011.
     To supplement our financial statements, we also provide investors with Adjusted EBITDA and non-GAAP income per share, both of which are non-GAAP financial measures. We believe that these non-GAAP measures provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations. Our management uses these non-GAAP measures to compare the company’s performance to that of prior periods for trend analyses and planning purposes. Adjusted EBITDA is also used for purposes of determining executive and senior management incentive compensation. These measures are also presented to our board of directors.
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
     We believe that of our significant accounting policies, the following accounting policies involve a greater degree of judgment, complexity and effect on materiality. A critical accounting policy is one that is both material to the presentation of our financial statements and requires us to make difficult, subjective or complex judgments for uncertain matters that could have a material effect on our financial condition and results of operations. Accordingly, we believe that our policies for revenue recognition, the allowance for doubtful accounts, income taxes, stock-based compensation and the valuation of goodwill and intangible assets are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.
     During the six months ended June 30, 2011, except as noted below, there were no significant changes in our critical accounting policies or estimates. With the acquisition of Direct EDI, we have expanded our critical accounting policy for the valuation of goodwill to include the valuation of purchased intangible assets.
     Valuation of Goodwill and Purchased Intangible Assets
     We account for acquisitions pursuant to FASB ASC 805, Business Combinations. Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired. Assets acquired may include identifiable intangible assets such as subscriber relationships. In accordance with ASC 805, we recognize separately from goodwill the fair value of the identifiable intangible assets acquired. We have determined the fair value and useful lives of our purchased intangible assets with the assistance of an independent third-party valuation firm using certain estimates and assumptions. We test goodwill for impairment annually at December 31, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test is conducted by comparing the fair value of the net assets with the carrying value of the reporting unit. Fair value is determined using the direct market observation of market price and outstanding equity of the reporting unit at December 31. If the carrying value of the goodwill exceeds the fair value of the reporting unit, goodwill may be impaired. If this occurs, the fair value is then allocated to its assets and liabilities in a manner similar to a purchase price allocation in order to determine the implied fair value of goodwill. This implied fair value is then compared to the carrying amount of goodwill and, if it is less, we would recognize an impairment loss. For the years ended December 31, 2009 and prior, the impairment test compared the carrying value of the company to the fair value of the company, which was based on a analysis of the discounted future cash flows. The methodology for evaluating the fair value of the company was changed with the completion of our initial public offering to use the per share prices as a direct market observable measure. There has been no impairment of our goodwill to date.
     See Note A to our financial statements included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission on March 3, 2011 for additional information regarding our critical accounting policies, as well as a description of our other significant accounting policies.

Results of Operations
      The following table presents our results of operations for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2011		2010		Change
		% of revenue		% of revenue	$	%
Revenues	$13,937	100.0%	$10,944	100.0%	$2,993	27.3%
Cost of revenues	3,750	26.9	3,101	28.3	649	20.9

Gross profit	10,187	73.1	7,843	71.7	2,344	29.9

Operating expenses:
Sales and marketing	5,852	42.0	4,122	37.7	1,730	42.0
Research and development	1,414	10.1	1,067	9.7	347	32.5
General and administrative	2,839	20.4	1,975	18.0	864	43.7
Amortization of intangible assets	123	0.9	—	—	123	*

Total operating expenses	10,228	73.4	7,164	65.5	3,064	42.8

Income (loss) from operations	(41)	(0.3)	679	6.2	(720)	*

Other income (expense):
Interest expense	—	—	(13)	(0.1)	13	(100.0)
Interest income	26	0.2	—	—	26	*
Other income (expense)	(16)	(0.1)	10	0.1	(26)	*

Total other income (expense), net	10	0.1	(3)	—	13	*

Income (loss) before income taxes	(31)	(0.2)	676	6.2	(707)	*

Income tax expense	(78)	(0.6)	(38)	(0.3)	(40)	105.3

Net income (loss)	$(109)	(0.8)	$638	5.8	(747)	*

	Six Months Ended June 30,
	2011		2010		Change
		% of revenue		% of revenue	$	%
Revenues	$26,586	100.0%	$21,187	100.0%	$5,399	25.5%
Cost of revenues	7,071	26.6	6,082	28.7	989	16.3

Gross profit	19,515	73.4	15,105	71.3	4,410	29.2

Operating expenses:
Sales and marketing	10,978	41.3	7,629	36.0	3,349	43.9
Research and development	2,654	10.0	2,110	10.0	544	25.8
General and administrative	5,294	19.9	3,640	17.2	1,654	45.4
Amortization of intangible assets	123	0.5	—	—	123	*

Total operating expenses	19,049	71.7	13,379	63.1	5,670	42.4

Income from operations	466	1.8	1,726	8.1	(1,260)	(73.0)

Other income (expense):
Interest expense	—	—	(58)	(0.3)	58	(100.0)
Interest income	58	0.2	—	—	58	*
Other expense	(34)	(0.1)	(8)	—	(26)	325.0

Total other income (expense), net	24	0.1	(66)	(0.3)	90	*

Income before income taxes	490	1.8	1,660	7.8	(1,170)	(70.5)

Income tax expense	(107)	(0.4)	(103)	(0.5)	(4)	3.9

Net income	$383	1.4	$1,557	7.3	(1,174)	(75.4)

Due to rounding, totals may not equal the sum of the line items in the table above.

*	Percentage is not meaningful.

Three and Six Months Ended June 30, 2011 compared to Three and Six Months Ended June 30, 2010
     Revenues. Revenues for the three months ended June 30, 2011 increased $3.0 million, or 27%, to $13.9 million from $10.9 million for the same period in 2010. Revenues for the six months ended June 30, 2011 increased $5.4 million, or 25%, to $26.6 million from $21.2 million for the same period in 2010. Our fiscal quarter ended June 30, 2011 represented our 42nd consecutive quarter of increased revenues.
     The increase in revenues resulted from two primary factors: the increase in recurring revenue customers and the increase in annualized average recurring revenues per recurring revenue customer.
•	The number of recurring revenue customers increased 30% to 15,324 at June 30, 2011 from 11,804 at June 30, 2010. This increase included approximately 1,800 recurring revenue customers gained from the acquisition of Direct EDI.
•	Annualized average recurring revenues per recurring revenue customer increased 5% to $3,321 for the three months ended June 30, 2011 from $3,149 for the same period in 2010. This increase was primarily attributable to increased fees resulting from increased usage of our solutions by our recurring revenue customers.
•	If the impact of Direct EDI was excluded, the annualized average recurring revenues per recurring revenue customer would have been $3,402 for the three months ended June 30, 2011, an increase of 8% from the same period in 2010.
     Recurring revenues from recurring revenue customers accounted for 84% of our total revenues for each of the three and six months ended June 30, 2011, compared to 83% for each of the same periods in 2010. We anticipate that the number of recurring revenue customers and the recurring revenues per recurring revenue customer will continue to increase as we increase the number of solutions we offer, such as the Trading Partner Intelligence solution we introduced in late 2009, and increase the penetration of those solutions across our customer base.
     Cost of Revenues. Cost of revenues for the three months ended June 30, 2011 increased $649,000, or 21%, to $3.7 million from $3.1 million for the same period in 2010. Cost of revenues for the six months ended June 30, 2011 increased $1.0 million, or 16%, to $7.1 million from $6.1 million for the same period in 2010. The increase in costs for both periods was primarily attributable to higher costs of personnel, network services, occupancy and stock-based compensation. As a percentage of revenues, cost of revenues was 27% for each of the three and six months ended June 30, 2011, compared to 28% and 29% for the same periods in 2010. Increased revenues allowed us to leverage our personnel and infrastructure costs and decrease our cost of revenues as a percentage of total revenues. Going forward, we anticipate that cost of revenues will increase in absolute dollars as we continue to build our business.
     Sales and Marketing Expenses. Sales and marketing expenses for the three months ended June 30, 2011 increased $1.7 million, or 42%, to $5.8 million from $4.1 million for the same period in 2010. Sales and marketing expenses for the six months ended June 30, 2011 increased $3.4 million, or 43%, to $11.0 million from $7.6 million for the same period in 2010. The increase in sales and marketing expenses was due to increased personnel costs, higher commissions earned by sales personnel from new business, and increased promotional and stock-based compensation costs. As a percentage of revenues, sales and marketing expenses were 42% and 41% for the three and six months ended June 30, 2011, compared to 38% and 36% for the same periods in 2010. As we build our business, we will continue to add resources to our sales and marketing efforts over time, and we expect that these expenses will increase in absolute dollars.
     Research and Development Expenses. Research and development expenses for the three months ended June 30, 2011 increased $347,000, or 33%, to $1.4 million from $1.1 million for the same period in 2010. Research and development expenses for the six months ended June 30, 2011 increased $544,000, or 26%, to $2.7 million from $2.1 million for the same period in 2010. The increase in research and development expenses was due primarily to increased personnel costs. As a percentage of revenues, research and development expenses were 10% for each of the three and six month periods ended June 30, 2011 and 2010. We expect research and development expenses will increase in absolute dollars as we continue to enhance and expand our solutions and applications.

     General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2011 increased $864,000, or 44%, to $2.8 million from $2.0 million for the same period in 2010. General and administrative expenses for the six months ended June 30, 2011 increased $1.7 million, or 45%, to $5.3 million from $3.6 million for the same period in 2010. The increase in general and administrative expenses was due to increased expenses related to being a public company, including legal and accounting fees, as well as increased personnel, software maintenance and stock-based compensation expenses. In addition, for the three months ended June 30, 2011, general and administrative expenses included approximately $200,000 of costs related to the Direct EDI acquisition. As a percentage of revenues, general and administrative expenses were 20% for each of the three and six months ended June 30, 2011, compared to 18% and 17% for the same periods in 2010. Going forward, we expect that general and administrative expenses will increase in absolute dollars.
     Amortization of Intangible Assets. Amortization expense was $123,000 for the three and six months ended June 30, 2011 related to intangible assets recorded with the acquisition of Direct EDI in May 2011. There was no amortization expense for the comparable periods in 2010.
     Other Income (Expense). We did not incur any interest expense for the three and six months ended June 30, 2011 as our capital lease obligations were fully repaid in early January 2011. For the same periods in 2010, interest expense was $13,000 and $58,000 and was related to outstanding indebtedness under our equipment loans and credit facility, which were repaid in the second quarter of 2010, as well as our capital lease obligations. Interest income for the three and six months ended June 30, 2011 was $26,000 and $58,000, respectively, as the result of interest earned on our cash and cash equivalents. Other expense for the three and six months ended June 30, 2011 was $16,000 and $34,000, respectively. We recorded other income of $10,000 and other expense of $8,000 for the comparable periods in 2010.
     Income Tax Expense. Income tax expense was $78,000 for the three months ended June 30, 2011, compared to $38,000 for the three months ended June 30, 2010. Income tax expense was $107,000 for the six months ended June 30, 2011, compared to $103,000 for the six months ended June 30, 2010. We record our interim provision for income taxes based on our estimated annual effective tax rate for the year. Our provision for income taxes includes estimated federal alternative minimum taxes and state income taxes, as well as deferred tax expense resulting from the book and tax basis difference in goodwill from asset acquisitions.
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

     The following table provides a reconciliation of net income (loss) to Adjusted EBITDA (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income (loss)	$(109)	$638	$383	$1,557
Depreciation and amortization of property and equipment	473	403	895	745
Amortization of intangible assets	123	—	123	—
Interest expense	—	13	—	58
Interest income	(26)	—	(58)	—
Income tax expense	78	38	107	103

EBITDA	539	1,092	1,450	2,463
Stock-based compensation expense	487	175	799	226

Adjusted EBITDA	$1,026	$1,267	$2,249	$2,689

     Non-GAAP Income per Share. Non-GAAP income per share, which is also a non-GAAP measure of financial performance, consists of net income (loss) plus non-cash, stock-based compensation expense and amortization expense related to intangible assets divided by the weighted average number of shares of common stock outstanding during each period. We believe non-GAAP income per share is useful to an investor because it is widely used to measure a company’s operating performance.
     The following table provides a reconciliation of net income (loss) to non-GAAP income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income (loss)	$(109)	$638	$383	$1,557
Stock-based compensation expense	487	175	799	226
Amortization of intangible assets	123	—	123	—

Non-GAAP income	$501	$813	$1,305	$1,783

Shares used to compute non-GAAP income per share
Basic	11,919	8,301	11,892	4,358
Diluted	12,620	11,844	12,659	10,699

Non-GAAP income per share
Basic	$0.04	$0.10	$0.11	$0.41
Diluted	$0.04	$0.07	$0.10	$0.17

Liquidity and Capital Resources
     At June 30, 2011, our principal sources of liquidity were cash and cash equivalents of $29.8 million and accounts receivable, net of allowance for doubtful accounts, of $7.4 million. Our working capital at June 30, 2011 was $33.2 million compared to $42.6 million at December 31, 2010. The decrease in working capital from December 31, 2010 to June 30, 2011 resulted primarily from the following:
•	$10.7 million decrease in cash and cash equivalents, due primarily to cash used for the acquisition of Direct EDI in May 2011;
•	$1.8 million increase in net accounts receivable, due to new business for the six months ended June 30, 2011;
•	$457,000 increase in deferred costs, current, for expenses related to increased implementation resources and commission payments for new business;
•	$690,000 increase in prepaid expenses and other current assets, primarily related to the renewals of insurance coverage and a prepaid service contract;
•	$122,000 decrease in capital lease obligations, current, as all of our outstanding capital leases were repaid;
•	$823,000 increase in accounts payable, primarily due to timing of payments for equipment purchases, professional services and rent;
•	$259,000 increase in accrued compensation and benefits, due to increases in salary, vacation and commission accruals, slightly offset by payments made in early 2011 for bonuses accrued as of December 31, 2010;
•	$453,000 increase in accrued expenses and other current liabilities, primarily due to an increase in accruals for professional services; and,
•	$149,000 increase in deferred revenue, current, due to new business for the six months ended June 30, 2011.
Net Cash Flows from Operating Activities
     Net cash provided by operating activities was $1.1 million for the six months ended June 30, 2011 compared to $2.7 million for the same period in 2010. The approximate $1.2 million decrease in net income, the changes in non-cash expenses, including increased amortization and stock-based compensation, and the changes in working capital accounts discussed above all contributed to the decrease in net cash provided by operations.
Net Cash Flows from Investing Activities
     Net cash used in investing activities was $11.9 million for the six months ended June 30, 2011 and $1.2 million for the same period in 2010. In 2011, we used approximately $10.9 million for the acquisition of Direct EDI. Our capital expenditures, which totaled $1.0 million in 2011 and $1.2 million in 2010, are for supporting our business growth and existing customer base, as well as for our internal use such as equipment for our employees.
Net Cash Flows from Financing Activities
     Net cash provided by financing activities was $43,000 for the six months ended June 30, 2011, representing cash received from the exercise of stock options offset by payments of capital lease obligations and stock offering costs. Net cash provided by financing activities was $30.6 million for the six months ended June 30, 2010, representing the approximate $33.0 million of net proceeds from our initial public offering slightly offset by $2.3 million of net repayments on our outstanding indebtedness.
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
     Inflation and changing prices did not have a material effect on our business during the six months ended June 30, 2011. We do not expect that inflation or changing prices will materially affect our business in the foreseeable future.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.
Recent Accounting Pronouncements
     See Note A to our financial statements in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission on March 3, 2011 for a full description of recent accounting pronouncements, including the respective expected dates of adoption and effects on our results of operations and financial condition.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 8, 2011	SPS COMMERCE, INC.

/s/ KIMBERLY K. NELSON Kimberly K. Nelson Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Asset Purchase Agreement, dated as of May 17, 2011, by and between Direct EDI LLC and the registrant (incorporated by reference to the like-numbered exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on May 23, 2011 (File No. 001-34702)).

4.1	Registration Rights Agreement, as amended (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on May 6, 2011 (File No. 001-34702)).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T