Form 10-Q
period 2011-09-30
SPS COMMERCE INC
filed 2011-11-07
CIK 1092699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES	EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES	EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding at October 28, 2011 was 12,072,686 shares.

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

PART I. – FINANCIAL INFORMATION

Item 1. Financial	Statements

SPS COMMERCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except share amounts)

	September 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$31,546	$40,473
Accounts receivable, less allowance for doubtful accounts of $212 and $209, respectively	7,695	5,574
Deferred costs, current	5,486	4,720
Prepaid expenses and other current assets	1,233	874

Total current assets	45,960	51,641
PROPERTY AND EQUIPMENT, net	3,082	2,760
GOODWILL	5,877	1,166
INTANGIBLE ASSETS, net	6,027	290
OTHER ASSETS
Deferred costs, net of current portion	2,396	1,943
Other non-current assets	80	80

	$63,422	$57,880

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Capital lease obligations, current	$—	$122
Accounts payable	1,387	998
Accrued compensation and benefits	5,189	3,577
Accrued expenses and other current liabilities	1,126	807
Deferred revenue, current	3,806	3,585

Total current liabilities	11,508	9,089

OTHER LIABILITIES
Deferred revenue, less current portion	6,104	5,002
Other non-current liabilities	225	281

Total liabilities	17,837	14,372

COMMITMENTS and CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 55,000,000 shares authorized; 11,980,101 and 11,849,572 shares issued and outstanding, respectively	12	12
Additional paid-in capital	107,781	106,264
Accumulated deficit	(62,208)	(62,768)

Total stockholders’ equity	45,585	43,508

	$63,422	$57,880

The accompanying notes are an integral part of these consolidated financial statements.

SPS COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$15,529	$11,491	$42,115	$32,678
Cost of revenues	4,076	3,211	11,147	9,293

Gross profit	11,453	8,280	30,968	23,385

Operating expenses
Sales and marketing	6,404	4,139	17,382	11,768
Research and development	1,605	1,108	4,259	3,218
General and administrative	2,914	2,165	8,208	5,805
Amortization of intangible assets	260	—	383	—

Total operating expenses	11,183	7,412	30,232	20,791

Income from operations	270	868	736	2,594
Other income (expense)
Interest expense	—	(8)	—	(66)
Interest income	16	104	74	104
Other expense	(28)	(85)	(62)	(93)

Total other income (expense), net	(12)	11	12	(55)

Income before income taxes	258	879	748	2,539
Income tax (expense) benefit	(81)	7	(188)	(96)

Net income	$177	$886	$560	$2,443

Net income per share
Basic	$0.01	$0.08	$0.05	$0.36
Diluted	$0.01	$0.07	$0.04	$0.22

Weighted average common shares used to compute net income per share
Basic	11,970	11,620	11,918	6,796
Diluted	12,735	12,413	12,685	11,275

The accompanying notes are an integral part of these consolidated financial statements.

SPS COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities
Net income	$560	$2,443
Reconciliation of net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	1,436	1,148
Amortization of intangible assets	383	—
Provision for doubtful accounts	245	225
Stock-based compensation	1,286	458
Change in carrying value of preferred stock warrants	—	27
Other	—	1
Changes in assets and liabilities, net of effect of acquisition
Accounts receivable	(2,265)	(975)
Prepaid expenses and other current assets	(264)	450
Other assets	—	(18)
Deferred costs	(1,219)	(724)
Accounts payable	389	(287)
Deferred revenue	1,323	866
Accrued compensation and benefits	1,612	714
Accrued expenses and other current liabilities	60	(256)

Net cash provided by operating activities	3,546	4,072

Cash flows from investing activities
Acquisition of Direct EDI	(10,865)	—
Purchases of property and equipment	(1,716)	(1,230)

Net cash used in investing activities	(12,581)	(1,230)

Cash flows from financing activities
Borrowings on line of credit	—	4,450
Payments on line of credit	—	(5,950)
Payments on equipment loans	—	(732)
Payments of capital lease obligations	(122)	(338)
Net proceeds from initial public offering	—	32,902
Stock offering costs	(108)	—
Net proceeds from exercise of options to purchase common stock	338	8

Net cash provided by financing activities	108	30,340

Net increase (decrease) in cash and cash equivalents	(8,927)	33,182
Cash and cash equivalents at beginning of period	40,473	5,931

Cash and cash equivalents at end of period	$31,546	$39,113

The accompanying notes are an integral part of these consolidated financial statements.

SPS COMMERCE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE A – General

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

Business Combinations

We account for acquisitions of businesses pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. In accordance with ASC Topic 805, we recognize separately from goodwill the fair value of the assets acquired and the liabilities assumed at the acquisition date as defined by FASB ASC Topic 820, Fair Value Measurements and Disclosures. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date amounts of the assets acquired and the liabilities assumed. Assets acquired include tangible and intangible assets. We determine the value and useful lives of purchased intangible assets with the assistance of an independent third-party valuation firm using certain estimates and assumptions.

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

Significant Accounting Policies

During the nine months ended September 30, 2011, there were no material changes in our significant accounting policies. See Note A to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission on March 3, 2011 for additional information regarding our significant accounting policies.

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force. This guidance modifies the fair value requirements of ASC subtopic 605-25, Revenue Recognition-Multiple Element Arrangements, by allowing the use of the “best estimate of selling price” in addition to Vendor Specific Objective Evidence and third-party evidence (or TPE) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when Vendor Specific Objective Evidence or TPE of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted.

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

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment. ASU No. 2011-08 provides an entity with the option to perform a qualitative assessment of goodwill to determine whether further impairment testing is necessary. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the currently prescribed two step quantitative goodwill impairment test is required. Otherwise, no further testing is required. This update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and earlier adoption is permitted. We are currently evaluating the early adoption option. We do not expect the adoption or early adoption of this update to have an impact on our financial statements.

NOTE B – Acquisition of Direct EDI

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Current assets	$195
Property and equipment	42
Intangible assets	6,120
Goodwill	4,712
Current liabilities	(204)

Total purchase price	$10,865

Purchased Intangible Assets

The following table summarizes the estimated fair value of the purchased intangible assets and their estimated useful lives:

Purchased Intangible Assets	Estimated Fair Value (in thousands)	Estimated Life (in years)
Subscriber relationships	$5,250	7
Non-competition agreements	870	3

Total	$6,120

The purchased intangible assets are being amortized on a straight-line basis over their estimated useful lives. Amortization expense related to these intangible assets was $260,000 and $383,000 for the three and nine months ended September 30, 2011.

Acquisition-Related Costs and Post-Acquisition Operating Results

Acquisition-related costs were approximately $232,000 and are included in our condensed consolidated statements of operations for the nine months ended September 30, 2011. Acquisition-related costs were recorded as general and administrative expense in accordance with the current accounting guidance for business combinations. The operating results of Direct EDI have been included in our condensed consolidated financial statements from May 18, 2011, the date of the acquisition. For the three and nine months ended September 30, 2011, approximately $1.1 million and $1.6 million of our revenues were derived from Direct EDI customers. The amount of operating income or loss from Direct EDI was not separately identifiable due to our integration.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2011	2010	2011	2010
Pro forma total revenue	$15,529	$12,553	$43,961	$35,593
Pro forma net income	$177	$748	$433	$1,945
Pro forma net income per share
Basic	$0.01	$0.06	$0.04	$0.29
Diluted	$0.01	$0.06	$0.03	$0.17

The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have actually been reported had the acquisition occurred on January 1, 2010, nor is it necessarily indicative of our results of operations for any future periods.

NOTE C – Intangible Assets

Intangible assets included the following (in thousands):

	September 30, 2011			December 31, 2010
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Subscriber relationships	$7,180	$(2,206)	$4,974	$1,930	$(1,930)	$—
Covenants not-to-compete	1,450	(397)	1,053	580	(290)	290

	$8,630	$(2,603)	$6,027	$2,510	$(2,220)	$290

Amortization expense for intangible assets was $260,000 and $383,000 for the three and nine months ended September 30, 2011. There was no amortization expense for intangible assets for the three or nine months ended September 30, 2010.

At September 30, 2011, future amortization expense for intangible assets was as follows (in thousands):

Remainder of 2011	$260
2012	1,040
2013	1,040
2014	861
2015	750
Thereafter	2,076

$6,027

NOTE D – Line of Credit

On September 30, 2011, we entered into a revolving credit agreement with JPMorgan Chase Bank, N.A. The revolving credit agreement provides for a $20 million revolving credit facility that we may draw upon from time to time, subject to certain terms and conditions, and will mature on September 30, 2016. Proceeds from the credit facility are anticipated to be used for acquisitions and our capital needs.

Interest on amounts borrowed under the credit facility is based on (i) an Adjusted LIBO Rate (as defined in the revolving credit agreement) plus an applicable margin of 175 to 225 basis points based on our net working capital, or (ii) JPMorgan’s prime rate (provided it is not less than the Adjusted One Month LIBO Rate (as defined in the revolving credit agreement)) plus an applicable margin of -25 to 25 basis points based on our net working capital. Interest is payable monthly in arrears. Availability under the credit facility is subject to a borrowing base equal to the sum of 250% of our eligible monthly recurring revenue (as defined in the revolving credit agreement) and all borrowings are due in full no later than the maturity date of the agreement.

The revolving credit agreement contains customary representations, warranties, covenants and events of default, including, but not limited to financial covenants requiring us to maintain a fixed charge coverage ratio of not less than 1.20 to 1.00, cash and cash equivalents of not less than $10 million and a minimum number of recurring revenue customers. If an event of default occurs, among other things, the applicable interest rate is subject to an increase of 2% and all outstanding obligations may become immediately due and payable.

There were no borrowings outstanding at September 30, 2011 and we were in compliance with all covenants under the revolving credit agreement as of that date.

NOTE E – Stock-Based Compensation

Our equity compensation plans provide for the grant of incentive and nonqualified stock options, as well as other stock-based awards, to employees, non-employee directors and other consultants who provide services to us. Stock options generally vest over three to four years and have a contractual term of ten years from the date of grant. At September 30, 2011, there were approximately 667,000 shares available for grant under approved equity compensation plans.

We recorded stock-based compensation expense of $487,000 and $232,000 for the three months ended September 30, 2011 and 2010, respectively. We recorded stock-based compensation expense of $1.3 million and $458,000 for the nine months ended September 30, 2011 and 2010, respectively. This expense was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of revenues	$68	$31	$186	$65
Operating expenses:
Sales and marketing	121	64	347	129
Research and development	18	7	41	12
General and administrative	280	130	712	252

Total stock-based compensation expense	$487	$232	$1,286	$458

As of September 30, 2011, there was approximately $4.7 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a straight line basis over a weighted average period of approximately two years.

Our stock option activity was as follows:

	Options (#)	Weighted Average Exercise Price ($/share)
Outstanding at December 31, 2010	1,549,344	$4.59
Granted	420,843	16.97
Exercised	(130,529)	2.60
Forfeited	(19,129)	10.80

Outstanding at September 30, 2011	1,820,529	7.53

The weighted average fair value per share of options granted during the first nine months of 2011 was $8.11 and this was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Weighted-average volatility	45.0%
Expected dividend yield	0%
Expected life (in years)	6.25
Weighted-average risk-free interest rate	2.05%- 3.05%

NOTE F – Income Taxes

We recorded a provision for income taxes of $81,000 for the three months ended September 30, 2011 and a benefit for income taxes of $7,000 for the three months ended September 30, 2010. We recorded a provision for income taxes of $188,000 and $96,000 for the nine months ended September 30, 2011 and 2010, respectively. We record our interim provision for income taxes based on our estimated annual effective tax rate for the year. Our provision for income taxes includes estimated federal alternative minimum taxes and state income taxes, as well as deferred tax expense resulting from the book and tax basis difference in goodwill from asset acquisitions.

As of December 31, 2010, and updated for the filing of our tax returns in September 2011, we had net operating loss carryforwards of $50.8 million for U.S. federal tax purposes and $30.2 million for state tax purposes. These loss carryforwards expire between 2011 and 2029. Section 382 of the U.S. Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that might be used to offset taxable income when a corporation has undergone significant changes in stock ownership. We have performed a Section 382 analysis for the time period from our inception through December 8, 2010. During this time period it was determined that we had six separate ownership changes under Section 382. We believe that approximately $17.6 million of federal losses and $15.4 million of state losses will expire unused due to Section 382 limitations. This limitation could be further restricted if ownership changes occur in future years. In addition, the state limitation will vary depending on future apportionment factors. Our deferred tax asset is reported net of this limitation.

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

We are subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. As of September 30, 2011, we are generally subject to U.S. federal and state tax examinations for all tax years 2010 and prior due to net operating loss carryforwards.

As of September 30, 2011, we do not have any unrecognized tax benefits. It is our practice to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We do not expect any material changes in our unrecognized tax positions over the next 12 months.

NOTE G – Net Income Per Share

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

The following table presents the components of the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Net income	$177	$886	$560	$2,443

Denominator:
Weighted average common shares outstanding, basic	11,970	11,620	11,918	6,796
Options and warrants to purchase common andpreferred stock	765	793	767	1,023
Redeemable convertible preferred stock	—	—	—	3,456

Weighted average common shares outstanding, diluted	12,735	12,413	12,685	11,275

Net income per share:
Basic	$0.01	$0.08	$0.05	$0.36

Diluted	$0.01	$0.07	$0.04	$0.22

For the three and nine months ended September 30, 2011, approximately 1,000 outstanding options to purchase common stock were excluded from the calculation of diluted net income per share because they were anti-dilutive. For the three and nine months ended September 30, 2010, approximately 417,000 outstanding options to purchase common stock were excluded from the calculation of diluted net income per share because they were anti-dilutive.

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

On May 18, 2011, we purchased substantially all of the assets of Direct EDI LLC, a privately-held provider of cloud-based integration solutions for electronic data interchange, which expanded our base of recurring revenue customers. See Note B to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the acquisition of Direct EDI.

Key Financial Terms and Metrics

We have several key financial terms and metrics, including annualized average recurring revenues per recurring revenue customer. During the nine months ended September 30, 2011, there were no changes in the definitions of our key financial terms and metrics, which are discussed in more detail under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission on March 3, 2011.

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

These non-GAAP measures should not be considered a substitute for, or superior to, financial measures calculated in accordance with generally accepted accounting principles in the United States of America (“GAAP”). These non-GAAP financial measures exclude significant expenses and income that are required by GAAP to be recorded in our financial statements and are subject to inherent limitations. Investors should review the reconciliations of non-GAAP financial measures to the comparable GAAP financial measures that are included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

During the nine months ended September 30, 2011, except as noted below, there were no significant changes in our critical accounting policies or estimates. With the acquisition of Direct EDI, we have expanded our critical accounting policy for the valuation of goodwill to include the valuation of purchased intangible assets.

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

Results of Operations

The following table presents our results of operations for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2011		2010		Change
	% of revenue		% of revenue		$	%
Revenues	$15,529	100.0%	$11,491	100.0%	$4,038	35.1%
Cost of revenues	4,076	26.2	3,211	27.9	865	26.9

Gross profit	11,453	73.8	8,280	72.1	3,173	38.3

Operating expenses:
Sales and marketing	6,404	41.2	4,139	36.0	2,265	54.7
Research and development	1,605	10.3	1,108	9.6	497	44.9
General and administrative	2,914	18.8	2,165	18.8	749	34.6
Amortization of intangible assets	260	1.7	—	—	260	*

Total operating expenses	11,183	72.0	7,412	64.5	3,771	50.9

Income from operations	270	1.7	868	7.6	(598)	(68.9)
Other income (expense):
Interest expense	—	—	(8)	(0.1)	8	(100.0)
Interest income	16	0.1	104	0.9	(88)	(84.6)
Other expense	(28)	(0.2)	(85)	(0.7)	57	(67.1)

Total other income (expense), net	(12)	(0.1)	11	0.1	(23)	*

Income before income taxes	258	1.7	879	7.6	(621)	(70.6)
Income tax (expense) benefit	(81)	(0.5)	7	0.1	(88)	*

Net income	$177	1.1	$886	7.7	(709)	(80.0)

	Nine Months Ended September 30,
	2011		2010		Change
	% of revenue		% of revenue		$	%
Revenues	$42,115	100.0%	$32,678	100.0%	$9,437	28.9%
Cost of revenues	11,147	26.5	9,293	28.4	1,854	20.0

Gross profit	30,968	73.5	23,385	71.6	7,583	32.4

Operating expenses:
Sales and marketing	17,382	41.3	11,768	36.0	5,614	47.7
Research and development	4,259	10.1	3,218	9.8	1,041	32.3
General and administrative	8,208	19.5	5,805	17.8	2,403	41.4
Amortization of intangible assets	383	0.9	—	—	383	*

Total operating expenses	30,232	71.8	20,791	63.6	9,441	45.4

Income from operations	736	1.7	2,594	7.9	(1,858)	(71.6)
Other income (expense):
Interest expense	—	—	(66)	(0.2)	66	(100.0)
Interest income	74	0.2	104	0.3	(30)	(28.8)
Other expense	(62)	(0.1)	(93)	(0.3)	31	(33.3)

Total other income (expense), net	12	—	(55)	(0.2)	67	*

Income before income taxes	748	1.8	2,539	7.8	(1,791)	(70.5)
Income tax expense	(188)	(0.4)	(96)	(0.3)	(92)	95.8

Net income	$560	1.3	$2,443	7.5	(1,883)	(77.1)

Due	to rounding, totals may not equal the sum of the line items in the table above.

*	Percentage is not meaningful.

Three and Nine Months Ended September 30, 2011 compared to Three and Nine Months Ended September 30, 2010

Revenues. Revenues for the three months ended September 30, 2011 increased $4.0 million, or 35%, to $15.5 million from $11.5 million for the same period in 2010. Revenues for the nine months ended September 30, 2011 increased $9.4 million, or 29%, to $42.1 million from $32.7 million for the same period in 2010. Our fiscal quarter ended September 30, 2011 represented our 43rd consecutive quarter of increased revenues.

The increase in revenues resulted from two primary factors: the increase in recurring revenue customers and the increase in annualized average recurring revenues per recurring revenue customer.

•

The number of recurring revenue customers increased 31% to 15,896 at September 30, 2011 from 12,117 at September 30, 2010. This increase included the approximately 1,800 recurring revenue customers gained from the acquisition of Direct EDI.

•

Annualized average recurring revenues per recurring revenue customer increased 5% to $3,376 for the three months ended September 30, 2011 from $3,226 for the same period in 2010. This increase was primarily attributable to increased fees resulting from increased usage of our solutions by our recurring revenue customers.

Recurring revenues from recurring revenue customers accounted for 85% and 84% of our total revenues for the three and nine months ended September 30, 2011, compared to 84% and 83% for each of the same periods in 2010. We anticipate that the number of recurring revenue customers and the recurring revenues per recurring revenue customer will continue to increase as we increase the number of solutions we offer, such as the Trading Partner Intelligence solution we introduced in late 2009, and increase the penetration of those solutions across our customer base.

Cost of Revenues. Cost of revenues for the three months ended September 30, 2011 increased $865,000, or 27%, to $4.1 million from $3.2 million for the same period in 2010. Cost of revenues for the nine months ended September 30, 2011 increased $1.8 million, or 20%, to $11.1 million from $9.3 million for the same period in 2010. The increase for both periods was attributable to increased costs for personnel, resale of adapters and referral fees, as well as increased network services, occupancy and stock-based compensation expenses. As a percentage of revenues, cost of revenues was 26% for each of the three and nine months ended September 30, 2011, compared to 28% for each of the same periods in 2010. Increased revenues allowed us to leverage our personnel and infrastructure costs and decrease our cost of revenues as a percentage of total revenues. Going forward, we anticipate that cost of revenues will increase in absolute dollars as we continue to build our business.

Sales and Marketing Expenses. Sales and marketing expenses for the three months ended September 30, 2011 increased $2.3 million, or 55%, to $6.4 million from $4.1 million for the same period in 2010. Sales and marketing expenses for the nine months ended September 30, 2011 increased $5.6 million, or 48%, to $17.4 million from $11.8 million for the same period in 2010. The increase in sales and marketing expenses for both periods was primarily due to increased personnel costs; higher commissions earned by sales personnel from new business; and increased promotional, occupancy and stock-based compensation costs. As a percentage of revenues, sales and marketing expenses were 41% for each of the three and nine months ended September 30, 2011, compared to 36% for each of the same periods in 2010. As we build our business, we will continue to add resources to our sales and marketing efforts over time, and we expect that these expenses will continue to increase in absolute dollars.

Research and Development Expenses. Research and development expenses for the three months ended September 30, 2011 increased $497,000, or 45%, to $1.6 million from $1.1 million for the same period in 2010. Research and development expenses for the nine months ended September 30, 2011 increased $1.1 million, or 32%, to $4.3 million from $3.2 million for the same period in 2010. The increase in research and development expenses for both periods was due primarily to increased personnel costs. As a percentage of revenues, research and development expenses were 10% for each of the three and nine month periods ended September 30, 2011 and 2010. As we enhance and expand our solutions and applications, we expect that research and development expenses will continue to increase in absolute dollars.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2011 increased $749,000, or 35%, to $2.9 million from $2.2 million for the same period in 2010. General and administrative expenses for the nine months ended September 30, 2011 increased $2.4 million, or 41%, to $8.2 million from $5.8 million for the same period in 2010. The increase in general and administrative expenses for both periods was primarily due to increased personnel costs, as well as increased stock-based compensation and software maintenance expenses. For the nine months ended September 30, 2011, the increase was also due to increased expenses related to being a public company, including legal and insurance expenses, as well as costs related to the Direct EDI acquisition in May 2011. As a percentage of revenues, general and administrative expenses were 19% for each of the three and nine months ended September 30, 2011, compared to 19% and 18% for the same periods in 2010. Going forward, we expect that general and administrative expenses will continue to increase in absolute dollars as we continue to build our business.

Amortization of Intangible Assets. Amortization expense was $260,000 and $383,000 for the three and nine months ended September 30, 2011 related to intangible assets recorded with the acquisition of Direct EDI in May 2011. There was no amortization expense for the comparable periods in 2010.

Other Income (Expense). We did not incur any interest expense for the three and nine months ended September 30, 2011 as our capital lease obligations were fully repaid in early January 2011. For the same periods in 2010, interest expense was $8,000 and $66,000 and was related to outstanding indebtedness under our equipment loans and credit facility, which were repaid in the second quarter of 2010, as well as our capital lease obligations. Interest income for the three and nine months ended September 30, 2011 was $16,000 and $74,000, respectively, as the result of interest earned on our cash and cash equivalents. Other expense for the three and nine months ended September 30, 2011 was $28,000 and $62,000, respectively, compared to other expense of $85,000 and $93,000 for the comparable periods in 2010.

Income Tax Expense (Benefit). Income tax expense was $81,000 for the three months ended September 30, 2011, compared to an income tax benefit of $7,000 for the three months ended September 30, 2010. Income tax expense was $188,000 and $96,000 for the nine months ended September 30, 2011 and 2010, respectively. We record our interim provision for income taxes based on our estimated annual effective tax rate for the year. Our provision for income taxes includes estimated federal alternative minimum taxes and state income taxes, as well as deferred tax expense resulting from the book and tax basis difference in goodwill from asset acquisitions.

Adjusted EBITDA. Adjusted EBITDA, which is a non-GAAP measure of financial performance, consists of net income plus depreciation and amortization, interest expense, interest income, income tax expense (benefit) and non-cash, stock-based compensation expense. We use Adjusted EBITDA as a measure of operating performance because it assists us in comparing performance on a consistent basis, as it removes from our operating results the impact of our capital structure. We believe Adjusted EBITDA is useful to an investor in evaluating our operating performance because it is widely used to measure a company’s operating performance without regard to items such as depreciation and amortization, which can vary depending upon accounting methods and the book value of assets, and to present a meaningful measure of corporate performance exclusive of our capital structure and the method by which assets were acquired.

The following table provides a reconciliation of net income to Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$177	$886	$560	$2,443
Depreciation and amortization of property and equipment	541	403	1,436	1,148
Amortization of intangible assets	260	—	383	—
Interest expense	—	8	—	66
Interest income	(16)	(104)	(74)	(104)
Income tax expense (benefit)	81	(7)	188	96

EBITDA	1,043	1,186	2,493	3,649
Stock-based compensation expense	487	232	1,286	458

Adjusted EBITDA	$1,530	$1,418	$3,779	$4,107

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

The following table provides a reconciliation of net income to non-GAAP income per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$177	$886	$560	$2,443
Stock-based compensation expense	487	232	1,286	458
Amortization of intangible assets	260	—	383	—

Non-GAAP income	$924	$1,118	$2,229	$2,901

Shares used to compute non-GAAP incomeper share
Basic	11,970	11,620	11,918	6,796
Diluted	12,735	12,413	12,685	11,275
Non-GAAP income per share
Basic	$0.08	$0.10	$0.19	$0.43
Diluted	$0.07	$0.09	$0.18	$0.26

Liquidity and Capital Resources

At September 30, 2011, our principal sources of liquidity were cash and cash equivalents of $31.5 million and accounts receivable, net of allowance for doubtful accounts, of $7.7 million. Our working capital at September 30, 2011 was $34.5 million compared to $42.6 million at December 31, 2010. The decrease in working capital from December 31, 2010 to September 30, 2011 resulted primarily from the following:

•	$8.9 million decrease in cash and cash equivalents, due primarily to $10.9 million of cash used for the acquisition of Direct EDI in May 2011;

•	$2.1 million increase in net accounts receivable, due to new business for the nine months ended September 30, 2011;

•	$766,000 increase in deferred costs, current, for expenses related to increased implementation resources and commission payments for new business;

•	$359,000 increase in prepaid expenses and other current assets, primarily related to the renewals of insurance coverage and a prepaid service contract;

•	$122,000 decrease in capital lease obligations, current, as all of our outstanding capital leases were repaid;

•	$389,000 increase in accounts payable, primarily due to timing of payments for equipment purchases, professional services and rent;

•

$1.6 million increase in accrued compensation and benefits, due to increases in salary, vacation and commission accruals, slightly offset by payments made in early 2011 for bonuses accrued as of December 31, 2010;

•	$319,000 increase in accrued expenses and other current liabilities, primarily due to an increase in accruals for professional services; and,

•	$221,000 increase in deferred revenue, current, due to new business for the nine months ended September 30, 2011.

Net Cash Flows from Operating Activities

Net cash provided by operating activities was $3.5 million for the nine months ended September 30, 2011 compared to $4.1 million for the same period in 2010. The approximate $1.9 million decrease in net income, the changes in non-cash expenses, including increased amortization and stock-based compensation, and the changes in working capital accounts discussed above all contributed to the decrease in net cash provided by operations.

Net Cash Flows from Investing Activities

Net cash used in investing activities was $12.6 million for the nine months ended September 30, 2011 and $1.2 million for the same period in 2010. In 2011, we used approximately $10.9 million for the acquisition of Direct EDI. Our capital expenditures, which totaled $1.7 million in 2011 and $1.2 million in 2010, are for supporting our business growth and existing customer base, as well as for our internal use such as equipment for our employees.

Net Cash Flows from Financing Activities

Net cash provided by financing activities was $108,000 for the nine months ended September 30, 2011, representing cash received from the exercise of stock options offset by payments of capital lease obligations and stock offering costs. Net cash provided by financing activities was $30.3 million for the nine months ended September 30, 2010, representing the approximate $33.0 million of net proceeds from our initial public offering slightly offset by $2.6 million of net repayments on our outstanding indebtedness.

Credit Facility

On September 30, 2011, we entered into a revolving credit agreement with JPMorgan Chase Bank, N.A. The revolving credit agreement provides for a $20 million revolving credit facility that we may draw upon from time to time, subject to certain terms and conditions, and will mature on September 30, 2016. Proceeds from the credit facility are anticipated to be used for acquisitions and our capital needs.

Interest on amounts borrowed under the credit facility is based on (i) an Adjusted LIBO Rate (as defined in the revolving credit agreement) plus an applicable margin of 175 to 225 basis points based on our net working capital, or (ii) JPMorgan’s prime rate (provided it is not less than the Adjusted One Month LIBO Rate (as defined in the revolving credit agreement)) plus an applicable margin of -25 to 25 basis points based on our net working capital. Interest is payable monthly in arrears. Availability under the credit facility is subject to a borrowing base equal to the sum of 250% of our eligible monthly recurring revenue (as defined in the revolving credit agreement) and all borrowings are due in full no later than the maturity date of the agreement.

The revolving credit agreement contains customary representations, warranties, covenants and events of default, including, but not limited to financial covenants requiring us to maintain a fixed charge coverage ratio of not less than 1.20 to 1.00, cash and cash equivalents of not less than $10 million and a minimum number of recurring revenue customers. If an event of default occurs, among other things, the applicable interest rate is subject to an increase of 2% and all outstanding obligations may become immediately due and payable.

There were no borrowings outstanding at September 30, 2011 and we were in compliance with all covenants under the revolving credit agreement as of that date.

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

Inflation and changing prices did not have a material effect on our business during the nine months ended September 30, 2011. We do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. – OTHER INFORMATION

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

Dated: November 7, 2011	SPS COMMERCE, INC.

/s/ KIMBERLY K. NELSON
Kimberly K. Nelson
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Credit agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on October 3, 2011 (File No. 001-34702)).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T.