Form 10-K
period 2011-12-31
SPS COMMERCE INC
filed 2012-03-09
CIK 1092699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐     No  ☒

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

As of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of the registrant’s common stock held by non-affiliates of the registrant (based upon the closing sale price of $17.79 per share on the Nasdaq Global Market on such date) was approximately $188.2 million.

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of February 24, 2012 was 12,165,315 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2012 (the “2012 Proxy Statement”), which is expected to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

Overview

We are a leading provider of on-demand supply chain management solutions and the Retail Universe community, providing integration, collaboration, connectivity, visibility and data analytics to thousands of customers worldwide. We provide our solutions through SPSCommerce.net, a hosted software suite that improves the way suppliers, retailers, distributors and other customers manage and fulfill orders. Implementing and maintaining supply chain management software is resource intensive and not a core competency for most businesses. SPSCommerce.net uses pre-built integrations to eliminate the need for on-premise software and support staff, which enables our supplier customers to shorten supply cycle times, optimize inventory levels, reduce costs and satisfy retailer requirements. As of December 31, 2011, we had approximately 16,100 customers with contracts to pay us monthly fees, which we refer to as recurring revenue customers. We have also generated revenues by providing supply chain management solutions to an additional 29,000 organizations that, together with our recurring revenue customers, we refer to as our customers. Once connected to our platform, our customers often require integrations to new organizations that represent an expansion of our platform and new sources of revenues for us.

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

In May 2011, we purchased substantially all of the assets of Direct EDI LLC, a privately-held provider of cloud-based integration solutions for electronic data interchange, which expanded our base of recurring revenue customers. In November 2011, we expanded into the social networking arena with the Retail Universe, a collaborative online website that facilitates relationships and communications with all members of the retail ecosystem.

For 2011, 2010 and 2009, we generated revenues of $58.0 million, $44.6 million and $37.7 million. Our fiscal quarter ended December 31, 2011 represented our 44th consecutive quarter of increased revenues. Recurring revenues from recurring revenue customers accounted for 85%, 83% and 80% of our total revenues for 2011, 2010 and 2009. No customer represented over 2% of our revenues for 2011, 2010 or 2009.

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

SPSCommerce.net: Our Platform

We operate one of the largest trading partner integration centers through SPSCommerce.net, a hosted software suite that improves the way suppliers, retailers, distributors and other trading partners manage and fulfill orders. More than 45,000 customers across more than 40 countries have used our platform to enhance their trading relationships. SPSCommerce.net fundamentally changes how organizations use electronic communication to manage their supply chains by replacing the collection of traditional, custom-built, point-to-point integrations with a “hub-and-spoke” model whereby a single integration to SPSCommerce.net allows an organization to connect seamlessly to the entire SPSCommerce.net network of trading partners.

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

•

Trading Partner Intelligence.    Our Trading Partner Intelligence solution consists of data analytics applications and allows our customers to improve their visibility across, and analysis of, their supply chains. Retailers improve their visibility into supplier performance and their understanding of product sell-through.

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

“Network Effect” of SPSCommerce.net

Once connected to our network, trading partners can exchange electronic supply chain information with each other. Through our platform, we helped over 45,000 customers to communicate electronically with their trading partners. The value of our platform increases with the number of trading partners connected to the platform. The addition of each new customer to our platform allows that new customer to communicate with our existing customers and allows our existing customers to route orders to the new customer. This “network effect”

of adding an additional customer to our platform creates a significant opportunity for existing customers to realize incremental sales by working with our new trading partners and vice versa. As a result of this increased volume of activity amongst our network participants, we earn additional revenues from these participants.

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

Channel Partners.    In addition to the customer acquisition sources identified above, we market and sell our solutions through a variety of channel partners including software providers, resellers, system integrators and logistics partners. For example, software partners such as NetSuite and their business partner communities generate sales for us as part of broader enterprise resource planning, warehouse management system and/or transportation management system sales efforts. Our logistics partners also drive new sales both by providing leads and by embedding our solutions as part of their service offerings. For example, we have a contractual relationship with a leading global logistics provider where we private label our solutions, which are in turn sold as that company’s branded solution.

Our Sales Force

We also sell our solutions through a direct sales force which is organized as follows:

•	Retailer Sales. We employ a team of sales professionals who focus on selling our Trading Partner Enablement solution to retailers, grocers and distributors.

•	Supplier Sales. We employ a team of supplier sales representatives based in North America. We also maintain sales offices in China, Hong Kong and Australia.

•

Business Development Efforts.    Our business development organization is tasked with finding new sources of revenue and development of new business opportunities through channel partners, new solutions, geographic expansion and other areas that present opportunity for growth.

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

•

Selectively Pursue Strategic Acquisitions.    The fragmented nature of our market provides opportunity for selective acquisitions. In 2011, we purchased substantially all of the assets of Direct EDI LLC, a privately-held provider of cloud-based integration solutions for electronic data interchange, which expanded our base of recurring revenue customers. To complement and accelerate our internal growth, we may pursue acquisitions of other supply chain management companies to add customers. We also may pursue acquisitions that allow us to expand into regions or industries where we do not have a significant presence or to offer new functionalities we do not currently provide. We plan to evaluate potential acquisitions of other supply chain management companies primarily based on the number of customers the acquisition would provide relative to the purchase price. We plan to evaluate potential acquisitions to expand into new regions or industries or offer additional functionalities primarily based on the anticipated growth the acquisition would provide, the purchase price and our ability to integrate and operate the acquired business.

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

Our Customers

As of December 31, 2011, we had approximately 16,100 recurring revenue customers and over 45,000 total customers. Our primary source of revenue is from small- to mid-sized suppliers in the consumer packaged goods industry. We also generate revenues from other members of the supply chain ecosystem, including retailers, grocers, distributors, third-party logistics providers and other trading partners. No customer represented over 2% of our revenues in 2011, 2010 or 2009.

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

Employees

As of December 31, 2011, we had 474 employees. We also employ independent contractors to support our operations. We believe that our continued success will depend on our ability to continue to attract and retain skilled technical and sales personnel. We have never had a work stoppage, and none of our employees are represented by a labor union. We believe our relationship with our employees is good.

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

SPS Commerce, Inc.

Attention: Investor Relations

333 South Seventh Street

Suite 1000

Minneapolis, MN 55402

Executive Officers

Set forth below are the names, ages and titles of the persons serving as our executive officers.

Name	Age	Position
Archie C. Black	49	Chief Executive Officer and President
Kimberly K. Nelson	44	Executive Vice President and Chief Financial Officer
James J. Frome	47	Executive Vice President and Chief Strategy Officer
Michael J. Gray	52	Executive Vice President of Operations
David J. Novak, Jr.	43	Executive Vice President of Business Development

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

To increase our revenues and achieve and maintain profitability, we must regularly add new customers, sell additional solutions and our customers must increase their use of the solutions for which they currently subscribe. We intend to grow our business by hiring additional inside sales personnel, developing strategic relationships with resellers, including resellers that incorporate our applications in their offerings, and increasing our marketing activities. In addition, we derived more than 90% of our revenues from sales of our Trading Partner Integration solution in 2011, 2010 and 2009 and have not yet received significant revenues from solutions and applications that we introduced in 2009. If we are unable to hire or retain quality sales personnel, convert companies that have been referred to us by our existing network into paying customers, ensure the effectiveness of our marketing programs, or if our existing or new customers do not perceive our solutions to be of sufficiently high value and quality, we might not be able to increase sales and our operating results will be adversely affected. In addition, if we fail to sell our new solutions to existing or new customers, we will not generate anticipated revenues from these solutions, our operating results will suffer and we might be unable to grow our revenues or achieve or maintain profitability.

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

We began operating our supply chain management solution business in 1997. Throughout most of our history, we have experienced net losses and negative cash flows from operations. As of December 31, 2011, we had an accumulated deficit of $49.1 million. We expect our operating expenses to continue to increase in the future as we expand our operations. If our revenues do not continue to grow to offset these increased expenses, we may not be profitable. We cannot assure you that we will be able to maintain profitability. You should not consider recent revenue growth as indicative of our future performance. In fact, in future periods, we may not have any revenue growth, or our revenues could decline.

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

Our new products and changes to existing products could fail to attract or retain users or generate revenue.

Our ability to retain, increase and engage our customers and to increase our revenues will depend heavily on our ability to create successful new products. We may introduce significant changes to our existing products or develop and introduce new and unproven products which include or use technologies with which we have little or no prior development or operating experience. If new or enhanced products fail to engage customers, we may fail to attract or retain customers or to generate sufficient revenues, operating margin, or other value to justify our investments and our business may be adversely affected. In the future, we may invest in new products and initiatives to generate revenue, but there is no guarantee these approaches will be successful. If we are not successful with new approaches to monetization, we may not be able to maintain or grow our revenues as anticipated or recover any associated development costs, and our financial results could be adversely affected.

Our business is dependent on our ability to maintain and scale our technical infrastructure, and any significant disruption in our service could damage our reputation, result in a potential loss of users and engagement, and adversely affect our financial results.

Our reputation and ability to attract, retain and serve our customers is dependent upon the reliable performance of SPSCommerce.net and our underlying technical infrastructure. As our user base and the amount and types of information shared on SPSCommerce.net continue to grow, we will need an increasing amount of technical infrastructure, including network capacity and computing power, to continue to satisfy the needs of our users. It is possible that we may fail to effectively scale and grow our technical infrastructure to accommodate these increased demands.

Our software is highly technical, and if it contains undetected errors, our business could be adversely affected.

Our products incorporate software that is highly technical and complex. Our software has contained, and may now or in the future contain, undetected errors, bugs or vulnerabilities. Some errors in our software code may only be discovered after the code has been released. Any errors, bugs or vulnerabilities discovered in our code after release could result in damage to our reputation, loss of customers, loss of revenue or liability for damages, any of which could adversely affect our business and financial results.

Computer malware, viruses, hacking and phishing attacks, and spamming could harm our business and results of operations.

Computer malware, viruses, and computer hacking and phishing attacks have become more prevalent in our industry, have occurred on our systems in the past, and may occur on our systems in the future. Because of our significant presence in the retail industry, we believe that we are a particularly attractive target for such attacks. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security and availability of our products and technical infrastructure to the satisfaction of our users may harm our reputation and our ability to retain existing customers and attract new customers.

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

Our ability to use our U.S. net operating loss carryforwards might be limited.

As of December 31, 2011, we had net operating loss carryforwards of $51.1 million for U.S. federal tax purposes and $22.5 million for state tax purposes. These loss carryforwards expire between 2012 and 2031. To the extent these net operating loss carryforwards are available, we intend to use them to reduce the corporate income tax liability associated with our operations. Section 382 of the U.S. Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that might be used to offset taxable income when a corporation has undergone significant changes in stock ownership. We have performed a Section 382 analysis for the time period from our inception through December 8, 2010. During this time period it was determined that we had six separate ownership changes under Section 382. We have not updated the Section 382 analysis subsequent to December 8, 2010; however, we believe there have not been any events subsequent to that date that would impact the analysis. We believe that approximately $17.6 million of federal losses and $13.0 million of state losses will expire unused due to Section 382 limitations. The maximum annual limitation under Section 382 is approximately $990,000. The limitation could be further restricted if ownership changes occur in future years. To the extent our use of net operating loss carryforwards is significantly limited, our taxable income could be subject to corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could result in lower profits.

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

Ensuring that we have internal financial and accounting controls and procedures adequate to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we are required to perform annual system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. There can be no assurance that material weaknesses will not be identified in the future. Furthermore, implementing any appropriate future changes to our internal control over financial reporting may entail substantial costs in order to modify our existing accounting systems, may take a significant period of time to complete and may distract our officers, directors and employees from the operation of our business. If we are not able to comply with the requirements of Section 404 in the future, or if material weaknesses are identified, the market price of our common stock could decline.

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

We have limited experience operating in foreign jurisdictions. Customers in countries outside of North America accounted for 2% of our revenues for 2011, 2010 and 2009. We also undertake software development activities in the Ukraine. Our inexperience in operating our business outside of North America increases the risk that our current and any future international expansion efforts will not be successful. Conducting international operations subjects us to new risks that, generally, we have not faced in the United States, including:

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

Our stock price may be volatile.

Shares of our common stock were sold in our April 2010 initial public offering at a price of $12.00 per share, and, through December 31, 2011, our common stock has traded as high as $27.89 per share and as low as $8.45 per share. An active, liquid and orderly market for our common stock may not develop or be sustained, which could depress the trading price of our common stock. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our stockholders might sell shares of our common stock could also depress the market price of our common stock. As of December 31, 2011, we had approximately 660,000 shares of our common stock issuable under approved equity compensation plans which are covered by effective registration statements. Furthermore, certain holders of our common stock have the right to demand that we file registration statements, or request that their shares be covered by a registration statement that we are otherwise filing, with respect to the shares of our common stock held by them, and have the right to include those shares in any registration statement that we file with the SEC, subject to exceptions, which would enable those shares to be sold in the public market.

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

Our corporate headquarters, including our principal administrative, marketing, sales, technical support and research and development facilities, are located in Minneapolis, MN where we lease approximately 71,000 square feet under an agreement that expires on October 31, 2012.

In February 2012, we executed a new lease agreement for our current headquarters location which commences on November 1, 2012 and expires on April 30, 2020. The new lease, initially covering approximately 94,000 square feet, includes an automatic expansion of space by approximately 24,000 square feet on or about September 1, 2013, as well as a right of first offer to lease certain additional space, and two options to extend the term of the lease for three years at a market rate determined in accordance with the lease.

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information.    Our common stock has traded on the Nasdaq Global Market under the symbol “SPSC” since April 22, 2010, the date of our initial public offering. Prior to that time, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on the Nasdaq Global Market.

	High	Low
Fiscal 2010
Second Quarter (from April 22, 2010)	$14.50	$10.90
Third Quarter	$12.83	$8.45
Fourth Quarter	$15.98	$11.59
Fiscal 2011
First Quarter	$17.30	$13.59
Second Quarter	$18.50	$13.65
Third Quarter	$18.99	$15.48
Fourth Quarter	$27.89	$15.04

Stockholders of Record.    As of February 24, 2012, we had 88 stockholders of record of our common stock, excluding holders whose stock is held either in nominee name and/or street name brokerage accounts.

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

The graph below compares the cumulative total stockholder return of our common stock with that of the Nasdaq Composite Index and the Nasdaq Computer & Data Processing Index from April 22, 2010 (the date on which our common stock commenced trading on the Nasdaq Global Market) through December 31, 2011. The graph assumes that $100 was invested in shares of our common stock, the Nasdaq Composite Index and the Nasdaq Computer & Data Processing Index at the close of market on April 22, 2010, and that dividends, if any, were reinvested. The comparisons in this graph are based on historical data and are not intended to forecast or be indicative of future performance of our common stock.

Comparison of Cumulative Total Returns of SPS Commerce, Inc., Nasdaq Composite Index and

Nasdaq Computer & Data Processing Index

	SPS Commerce	Nasdaq Composite Index	Nasdaq Computer & Data Processing Index
4/22/2010	100.0	100.0	100.0
6/30/2010	85.4	84.1	80.8
9/30/2010	94.3	94.6	95.4
12/31/2010	116.2	106.3	108.3
3/31/2011	114.0	111.7	111.7
6/30/2011	130.8	111.6	110.8
9/30/2011	119.8	97.5	100.3
12/31/2011	190.8	105.4	105.0

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Sales of Registered Securities

On April 27, 2010, we completed the initial public offering of our common stock pursuant to our Registration Statement on Form S-1 (File No. 333-163476), which was declared effective by the Securities and Exchange Commission on April 21, 2010. Our initial public offering involved the sale of 4,711,198 shares of common stock at an offering price of $12.00 per share. We issued and sold 3,114,504 shares, including 614,504 shares sold pursuant to the exercise in full of the underwriters’ over-allotment option, and the selling stockholders sold 1,596,694 shares. We received proceeds of approximately $33.0 million, after payment of underwriting discounts and commissions and legal, accounting and other fees incurred in connection with the offering. On April 30, 2010, approximately $555,000 of the net proceeds was used to repay principal and interest on certain outstanding equipment loans. On May 18, 2011, we used approximately $10.8 million of the net proceeds for the acquisition of Direct EDI.

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

The statements of operations data for each of the years ended December 31, 2011, 2010 and 2009; the balance sheet data as of December 31, 2011 and 2010; and the operating data relating to Adjusted EBITDA and non-GAAP income (loss) per diluted share for each of the years ended December 31, 2011, 2010 and 2009 have been derived from our audited annual financial statements which are included in this Annual Report on Form 10-K.

The statements of operations data for the years ended December 31, 2008 and 2007; the balance sheet data as of December 31, 2009, 2008 and 2007; and the operating data relating to Adjusted EBITDA and non-GAAP income (loss) per diluted share for each of the years ended December 31, 2008 and 2007 have been derived from our audited annual financial statements which are not included in this Annual Report on Form 10-K.

Adjusted EBITDA and non-GAAP income (loss) per diluted share are non-GAAP financial measures. We believe that these non-GAAP measures provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations. Our management uses these non-GAAP measures to compare the company’s performance to that of prior periods for trend analyses and planning purposes. Adjusted EBITDA is also used for purposes of determining executive and senior management incentive compensation. These measures are also presented to our board of directors.

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

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Statements of Operations Data
Revenues	$57,969	$44,597	$37,746	$30,697	$25,198
Cost of revenues(1)	15,366	12,626	11,715	9,258	6,379

Gross profit	42,603	31,971	26,031	21,439	18,819

Operating expenses
Sales and marketing(1)	23,836	16,601	13,506	12,493	11,636
Research and development(1)	5,838	4,349	4,305	3,640	3,546
General and administrative(1)	11,151	7,985	6,339	6,716	5,458
Amortization of intangible assets(2)	643	—	—	—	—

Total operating expenses	41,468	28,935	24,150	22,849	20,640

Income (loss) from operations	1,135	3,036	1,881	(1,410)	(1,821)
Other income (expense)
Interest expense	—	(74)	(270)	(419)	(439)
Interest income	89	158	—	—	—
Other income (expense)	(140)	(144)	(358)	28	120

Total other expense	(51)	(60)	(628)	(391)	(319)

Income (loss) before income taxes	1,084	2,976	1,253	(1,801)	(2,140)
Income tax (expense) benefit(3)	12,619	(92)	(91)	(94)	(16)

Net income (loss)	$13,703	$2,884	$1,162	$(1,895)	$(2,156)

Net income (loss) per share
Basic	$1.15	$0.36	$3.53	$(6.45)	$(11.65)
Diluted	$1.08	$0.25	$0.13	$(6.45)	$(11.65)
Weighted average common shares outstanding
Basic	11,960	8,036	329	294	185
Diluted	12,744	11,596	9,268	294	185

	As of December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Balance Sheet Data
Cash, cash equivalents and short-term investments	$31,985	$40,473	$5,931	$3,715	$6,117
Working capital	36,773	42,552	4,973	3,995	4,535
Total assets	77,618	57,880	21,919	19,197	20,687
Long-term liabilities	6,599	5,283	5,317	5,950	5,550
Total debt(4)	—	122	2,694	4,471	4,992
Total redeemable convertible preferred stock	—	—	65,778	65,964	65,964
Total stockholders’ equity (deficit)	59,553	43,508	(60,466)	(61,844)	(60,111)

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(Unaudited, adjusted EBITDA in thousands)
Operating Data
Adjusted EBITDA(5)	$5,410	$5,175	$3,206	$763	$103
Non-GAAP income (loss) per diluted share(6)	$0.26	$0.31	$0.17	$(3.23)	$(7.41)
Recurring revenue customers(7)	16,129	12,399	11,003	10,076	9,496

(1)	Includes stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009	2008	2007
Cost of revenues	$255	$103	$53	$19	$2
Sales and marketing	471	211	91	60	33
Research and development	56	20	4	4	2
General and administrative	986	416	80	74	9

Total	$1,768	$750	$228	$157	$46

(2)	For 2009, 2008 and 2007, amortization of intangible assets was $155,000, $788,000 and $740,000, respectively, and was included in general and administrative expense. There was no related amortization expense in 2010.

(3)	In 2011, we determined it was more-likely-than-not that we would be able to realize a substantial portion of our deferred tax assets and, therefore, we recorded an income tax benefit of $12.8 million for the reversal of the valuation allowance on these deferred tax assets.

(4)	Total debt consists of our current and long-term capital lease obligations, current and long-term equipment and term loans, line of credit and interest payable.

(5)	EBITDA consists of net income (loss) plus depreciation and amortization, interest expense, interest income and income tax expense (benefit). Adjusted EBITDA consists of EBITDA plus our non-cash, stock-based compensation expense. We use Adjusted EBITDA as a measure of operating performance because it assists us in comparing performance on a consistent basis, as it removes from our operating results the impact of our capital structure. We believe Adjusted EBITDA is useful to an investor in evaluating our operating performance because it is widely used to measure a company’s operating performance without regard to items such as depreciation and amortization, which can vary depending upon accounting methods and the book value of assets, and to present a meaningful measure of corporate performance exclusive of our capital structure and the method by which assets were acquired. The following table provides a reconciliation of net income (loss) to Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2011	2010	2009	2008	2007
Net income (loss)	$13,703	$2,884	$1,162	$(1,895)	$(2,156)
Depreciation and amortization	2,647	1,533	1,455	1,988	1,758
Interest expense	—	74	270	419	439
Interest income	(89)	(158)	—	—	—
Income tax expense (benefit)	(12,619)	92	91	94	16

EBITDA	3,642	4,425	2,978	606	57
Stock-based compensation expense	1,768	750	228	157	46

Adjusted EBITDA	$5,410	$5,175	$3,206	$763	$103

(6)	Non-GAAP income (loss) per share consists of net income (loss) plus non-cash, stock-based compensation expense and amortization expense related to intangible assets minus the deferred tax asset valuation allowance reversal divided by the weighted average number of shares of common stock outstanding during each period. We believe non-GAAP income (loss) per share is useful to an investor because it is widely used to measure a company’s operating performance. The following table provides a reconciliation of net income (loss) to non-GAAP income (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2011	2010	2009	2008	2007
Net income (loss)	$13,703	$2,884	$1,162	$(1,895)	$(2,156)
Deferred tax asset valuation allowance reversal	(12,802)	—	—	—	—
Stock-based compensation expense	1,768	750	228	157	46
Amortization of intangible assets	643	—	155	788	740

Non-GAAP income (loss)	$3,312	$3,634	$1,545	$(950)	$(1,370)

Non-GAAP income (loss) per share
Basic	$0.28	$0.45	$4.70	$(3.23)	$(7.41)
Diluted	$0.26	$0.31	$0.17	$(3.23)	$(7.41)
Shares used to compute non-GAAP income (loss) per share
Basic	11,960	8,036	329	294	185
Diluted	12,744	11,596	9,268	294	185

(7)	This reflects the number of recurring revenue customers at the end of the period. Recurring revenue customers are customers with contracts to pay us monthly fees. A minority portion of our recurring revenue customers consists of separate units within a larger organization. We treat each of these units, which may include divisions, departments, affiliates and franchises, as distinct customers. Our contracts with our recurring revenue customers typically allow the customer to cancel the contract for any reason with 30 days prior notice.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On May 18, 2011, we purchased substantially all of the assets of Direct EDI LLC, a privately-held provider of cloud-based integration solutions for electronic data interchange, which expanded our base of recurring revenue customers. See Note B to our consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding the acquisition of Direct EDI.

For 2011, 2010 and 2009, we generated revenues of $58.0 million, $44.6 million and $37.7 million. Our fiscal quarter ended December 31, 2011 represented our 44th consecutive quarter of increased revenues. Recurring revenues from recurring revenue customers accounted for 85%, 83% and 80% of our total revenues for 2011, 2010 and 2009. No customer represented over 2% of our revenues for 2011, 2010 or 2009.

Key Financial Terms and Metrics

Sources of Revenues

Trading Partner Integration.    Our revenues primarily consist of monthly revenues from our customers for our Trading Partner Integration solution. Our revenues for this solution consist of a monthly subscription fee and a transaction-based fee. We also receive set-up fees for initial integration solutions we provide our customers. Most of our customers have contracts with us that may be terminated by the customer by providing 30 days prior notice. Over 90% of our revenues for 2009, 2010 and 2011 were derived from Trading Partner Integration.

Trading Partner Enablement.     Our Trading Partner Enablement solution helps organizations, typically large retailers, to implement new integrations with trading partners. This solution ranges from Electronic Data Interchange testing and certification to more complex business workflow automation and results in a one-time payment to us.

Trading Partner Intelligence.    Our Trading Partner Intelligence solution consists of data analytics applications which allow our customers to improve their visibility across, and analysis of, their supply chains. Through interactive data analysis, our retailer customers improve their visibility into supplier performance and their understanding of product sell-through. Our revenues for this solution primarily consist of a monthly subscription fee.

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

Other Metrics

Recurring Revenue Customers.    As of December 31, 2011, we had approximately 16,100 customers with contracts to pay us monthly fees, which we refer to as recurring revenue customers. We report recurring revenue customers at the end of a period. A minority portion of our recurring revenue customers consists of separate units within a larger organization. We treat each of these units, which may include divisions, departments, affiliates and franchises, as distinct customers.

Average Recurring Revenues Per Recurring Revenue Customer.    We calculate average recurring revenues per recurring revenue customer for a period by dividing the recurring revenues from recurring revenue customers for the period by the average of the beginning and ending number of recurring revenue customers for the period. For interim periods, we annualize this number by multiplying the quotient by the quotient of 12 divided by the number of months in the period. We anticipate that average recurring revenues per recurring revenue customer will continue to increase as we increase the number of solutions we offer and increase the penetration of those solutions across our customer base.

Recurring Revenue.    For 2011, 2010 and 2009, revenues from fixed monthly subscription and transaction-based fees, which we refer to as recurring revenue, accounted for 85%, 83% and 80% of our total revenues. More than 90% of the recurring revenues for 2011, 2010 and 2009 related to our Trading Partner Integration solution. Our revenues are not concentrated with any customer, as no customer represented over 2% of our revenues for 2011, 2010 or 2009.

Non-GAAP Financial Measures.    To supplement our financial statements, we also provide investors with Adjusted EBITDA and non-GAAP income (loss) per share, both of which are non-GAAP financial measures. We believe that these non-GAAP measures provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations. Our management uses these non-GAAP measures to compare the company’s performance to that of prior periods for trend analyses and planning purposes. Adjusted EBITDA is also used for purposes of determining executive and senior management incentive compensation. These measures are also presented to our board of directors.

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

Revenues are recorded in accordance with Staff Accounting Bulletin 104, Revenue Recognition in Financial Statements and Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements, when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed and determinable, and (4) collectability is probable. If collection is not considered probable, revenues are recognized when the fees are collected. The services related to these fees have standalone value which is determined using vendor specific objective evidence (“VSOE”).

Fees related to our Trading Partner Integration and Trading Partner Intelligence solutions consist of two revenue sources: set-up fees and recurring monthly hosting fees. All set-up fees are deferred and recognized ratably over the expected life of the customer relationship, which is generally two years. We continue to evaluate and adjust the length of these amortization periods as more experience is gained with customer renewals, contract cancellations and technology changes requested by our customers. It is possible that, in the future, the estimates of expected customer lives may change and, if so, the periods over which such subscription set-up fees and costs are amortized will be adjusted. Any such change in estimated expected customer lives will affect our future results of operations. Set-up fees are further broken down as initial set-up fees and add-on set-up fees. Add-on set-up fees, which are nonrefundable, and our Trading Partner Integration revenues represent arrangements providing standalone value for our customers. Because these revenues are not dependent on the delivery of any future performance and the arrangement includes VSOE for pricing, ASU 2009-13 has not impacted how we separate and price these two elements. Initial setup fees are nonrefundable upfront fees that do not have standalone value and are not part of the multiple element arrangement. These fees are deferred and recognized over the customer relationship period as discussed above.

The recurring monthly fee is comprised of both fixed and transaction based fees that provide standalone value and are recognized as incurred. From time-to-time, we may provide discounts on set-up fees; however it is not possible to allocate the discount on the set-up fees because the contract period is unknown and the complete value of the deliverables is unknown. Variables preventing allocation include the variability of the recurring revenue due to transaction levels and the ability of customers to cancel the contract upon 30 days’ notice. If estimation of the customer relationship became necessary, we would rely on the existing customer relationship period that set-up fees are currently being recognized over, resulting in no change in the revenues recognized.

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

Income Taxes

We account for income taxes using the liability method, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. Under this method, deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of the deferred tax assets is evaluated quarterly by assessing the valuation allowance and by adjusting the amount of the allowance, if necessary, based on projections of future taxable income.

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

Stock-Based Compensation

Stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the vesting period of the grant. Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require the use of highly subjective assumptions, including the expected life of the stock-based payment awards and stock price volatility. We use the Black-Scholes option pricing model to value our option grants and determine the related compensation expense. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. We expect to continue to grant stock-based awards in the future, and to the extent that we do, our actual stock-based compensation expense recognized in future periods will likely increase.

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

For the period subsequent to December 31, 2009, and through April 22, 2010, all stock option grants were valued at the price to the public of our common stock for our initial public offering. Subsequent to our initial public offering, all grants have been valued at the closing sale price of our common stock on the Nasdaq Global Market on the date of grant.

Valuation of Goodwill and Purchased Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. Assets acquired may include identifiable intangible assets, such as subscriber relationships, which are recognized separately from goodwill. We have determined the fair value and useful lives of intangible assets with the assistance of an independent third-party valuation firm using certain estimates and assumptions.

We test goodwill for impairment annually at December 31, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test is conducted by comparing the fair value of the net assets with the carrying value of the reporting unit. Fair value is determined using the direct market observation of market price and outstanding equity of the reporting unit at December 31. If the carrying value of the goodwill exceeds the fair value of the reporting unit, goodwill may be impaired. If this occurs, the fair value is then allocated to its assets and liabilities in a manner similar to a purchase price allocation in order to determine the implied fair value of goodwill. This implied fair value is then compared to the carrying amount of goodwill and, if it is less, we would recognize an impairment loss. For the years ended December 31, 2009 and prior, the impairment test compared the carrying value of the company to the fair value of the company, which was based on an analysis of the discounted future cash flows. The methodology for evaluating the fair value of the company was changed with the completion of our initial public offering to use the per share prices as a direct market observable measure. There has been no impairment of our goodwill to date.

Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

The following table presents our results of operations for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2011		2010		Change
	% of revenue		% of revenue		$	%
Revenues	$57,969	100.0%	$44,597	100.0%	$13,372	30.0%
Cost of revenues	15,366	26.5	12,626	28.3	2,740	21.7

Gross profit	42,603	73.5	31,971	71.7	10,632	33.3

Operating expenses
Sales and marketing	23,836	41.1	16,601	37.2	7,235	43.6
Research and development	5,838	10.1	4,349	9.8	1,489	34.2
General and administrative	11,151	19.2	7,985	17.9	3,166	39.6
Amortization of intangible assets	643	1.1	—	—	643	*

Total operating expenses	41,468	71.5	28,935	64.9	12,533	43.3

Income from operations	1,135	2.0	3,036	6.8	(1,901)	(62.6)
Other income (expense)
Interest expense	—	—	(74)	(0.2)	74	(100.0)
Interest income	89	0.2	158	0.4	(69)	(43.7)
Other expense	(140)	(0.2)	(144)	(0.3)	4	(2.8)

Total other expense, net	(51)	(0.1)	(60)	(0.1)	9	(15.0)

Income before income taxes	1,084	1.9	2,976	6.7	(1,892)	(63.6)
Income tax benefit (expense)	12,619	21.8	(92)	(0.2)	12,711	*

Net income	$13,703	23.6	$2,884	6.5	10,819	*

Due to rounding, totals may not equal the sum of the line items in the table above

*	Percentage is not meaningful

Revenues.    Revenues for 2011 increased $13.4 million, or 30%, to $58.0 million from $44.6 million for 2010. Our fiscal quarter ended December 31, 2011 represented our 44th consecutive quarter of increased revenues. The increase in revenues resulted primarily from a 30% increase in recurring revenue customers to 16,129 at December 31, 2011 from 12,399 at December 31, 2010, as well as an 8% increase in average recurring revenues per recurring revenue customer to $3,440 from $3,176. The increase in average recurring revenues per recurring revenue customer was primarily attributable to increased fees resulting from increased usage of our solutions by our recurring revenue customers. Recurring revenues from recurring revenue customers accounted for 85% of our total revenues for 2011, compared to 83% for 2010. We anticipate that the number of recurring revenue customers and the recurring revenues per recurring revenue customer will continue to increase as we increase the number of solutions we offer and increase the penetration of those solutions across our customer base.

Cost of Revenues.    Cost of revenues for 2011 increased $2.7 million, or 22%, to $15.4 million from $12.6 million for 2010. The increase in costs was primarily attributable to higher costs of personnel and resale of adapters, as well as increased occupancy, network services, stock-based compensation and depreciation expenses. As a percentage of revenues, cost of revenues was 27% for 2011, compared to 28% for 2010. Increased revenues allowed us to leverage our personnel and infrastructure costs and decrease our cost of revenues as a percentage of total revenues. Going forward, we anticipate that cost of revenues will increase in absolute dollars as we continue to build our business.

Sales and Marketing Expenses.    Sales and marketing expenses for 2011 increased $7.2 million, or 44%, to $23.8 million from $16.6 million for 2010. The increase in sales and marketing expenses was due to higher commissions earned by sales personnel from new business, as well as increased personnel and promotional costs in 2011. As a percentage of revenues, sales and marketing expenses were 41% for 2011 and 37% for 2010. As we work to grow our business, we will continue to add resources to our sales and marketing efforts over time, and we expect that these expenses will increase in absolute dollars.

Research and Development Expenses.    Research and development expenses for 2011 were $5.8 million, an increase of $1.5 million, or 34%, from $4.3 million for 2010. The increase in research and development expenses was primarily due to higher personnel costs. As a percentage of revenues, research and development expenses were 10% for each of 2011 and 2010. We expect research and development expenses will increase in absolute dollars as we continue to enhance and expand our solutions and applications.

General and Administrative Expenses.    For 2011, general and administrative expenses increased $3.2 million, or 40%, to $11.2 million from $8.0 million for 2010. The increase in general and administrative expenses was due to increased personnel costs as well as increased stock-based compensation, legal, credit card and occupancy expenses. As a percentage of revenues, general and administrative expenses were 19% for 2011, compared to 18% for 2010. Going forward, we expect that general and administrative expenses will increase in absolute dollars as we grow our business.

Other Income (Expense).    There was no interest expense for 2011, compared to $74,000 for 2010. The decrease in interest expense was due to the repayment of all outstanding indebtedness under our credit facility in 2010. Interest income was $89,000 for 2011, compared to $158,000 for 2010. Other expense was $140,000 for 2011 and $144,000 for 2010.

Income Tax Benefit (Expense).    For 2011, we recorded an income tax benefit of $12.6 million, primarily resulting from the reversal of a substantial portion of the valuation allowance on our deferred tax assets. See Note I to our consolidated financial statements, included in this Annual Report on Form 10-K, for additional information regarding income taxes. For 2010, we recorded income tax expense of $92,000. Our provision for income taxes includes estimated federal alternative minimum taxes, state income and franchise taxes, as well as deferred tax expense resulting from the book and tax basis difference in goodwill from a prior asset acquisition.

Adjusted EBITDA.    Adjusted EBITDA, which is a non-GAAP measure of financial performance, consists of net income plus depreciation and amortization, interest expense, interest income, income tax benefit (expense) and non-cash, stock-based compensation expense. We use Adjusted EBITDA as a measure of operating performance because it assists us in comparing performance on a consistent basis, as it removes from our operating results the impact of our capital structure. We believe Adjusted EBITDA is useful to an investor in evaluating our operating performance because it is widely used to measure a company’s operating performance without regard to items such as depreciation and amortization, which can vary depending upon accounting methods and the book value of assets, and to present a meaningful measure of corporate performance exclusive of our capital structure and the method by which assets were acquired.

The following table provides a reconciliation of net income to Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2011	2010
Net income	$13,703	$2,884
Depreciation and amortization	2,647	1,533
Interest expense	—	74
Interest income	(89)	(158)
Income tax (benefit) expense	(12,619)	92

EBITDA	3,642	4,425
Stock-based compensation expense	1,768	750

Adjusted EBITDA	$5,410	$5,175

Non-GAAP Income per Share.    Non-GAAP income per share, which is also a non-GAAP measure of financial performance, consists of net income plus non-cash, stock-based compensation expense and amortization expense related to intangible assets minus the deferred tax valuation allowance reversal divided by the weighted average number of shares of common stock outstanding during each period. We believe non-GAAP income per share is useful to an investor because it is widely used to measure a company’s operating performance.

The following table provides a reconciliation of net income to non-GAAP income per share (in thousands, except per share amounts):

	Year Ended December 31,
	2011	2010
Net income	$13,703	$2,884
Deferred tax asset valuation allowance reversal	(12,802)	—
Stock-based compensation expense	1,768	750
Amortization of intangible assets	643	—

Non-GAAP income	$3,312	$3,634

Non-GAAP income per share
Basic	$0.28	$0.45
Diluted	$0.26	$0.31
Shares used to compute non-GAAP income per share
Basic	11,960	8,036
Diluted	12,744	11,596

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

The following table presents our results of operations for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2010		2009		Change
		% of revenue		% of revenue	$	%
Revenues	$44,597	100.0%	$37,746	100.0%	$6,851	18.2%
Cost of revenues	12,626	28.3	11,715	31.0	911	7.8

Gross profit	31,971	71.7	26,031	69.0	5,940	22.8

Operating expenses
Sales and marketing	16,601	37.2	13,506	35.8	3,095	22.9
Research and development	4,349	9.8	4,305	11.4	44	1.0
General and administrative	7,985	17.9	6,339	16.8	1,646	26.0

Total operating expenses	28,935	64.9	24,150	64.0	4,785	19.8

Income from operations	3,036	6.8	1,881	5.0	1,155	61.4
Other income (expense)
Interest expense	(74)	(0.2)	(270)	(0.7)	196	(72.6)
Interest income	158	0.4	—	—	158	*
Other expense	(144)	(0.3)	(358)	(0.9)	214	*

Total other expense, net	(60)	(0.1)	(628)	(1.7)	568	(90.4)

Income tax expense	(92)	(0.2)	(91)	(0.2)	(1)	1.1

Net income	$2,884	6.5	$1,162	3.1	1,722	148.2

Due to rounding, totals may not equal the sum of the line items in the table above

*	Percentage is not meaningful

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

The following table provides a reconciliation of net income to non-GAAP income per share (in thousands, except per share amounts):

	Year Ended December 31,
	2010	2009
Net income	$2,884	$1,162
Stock-based compensation expense	750	228
Amortization of intangible assets	—	155

Non-GAAP income	$3,634	$1,545

Non-GAAP income per share
Basic	$0.45	$4.70
Diluted	$0.31	$0.17
Shares used to compute non-GAAP income per share
Basic	8,036	329
Diluted	11,596	9,268

Liquidity and Capital Resources

At December 31, 2011, our principal sources of liquidity were cash and cash equivalents totaling $32.0 million and accounts receivable, net of allowance for doubtful accounts, of $8.0 million compared to cash and cash equivalents of $40.5 million and accounts receivable, net of allowance for doubtful accounts, of $5.6 million at December 31, 2010. Our working capital as of December 31, 2011 was $36.8 million compared to working capital of $42.6 million as of December 31, 2010. We bill our recurring revenue customers in arrears for monthly service fees and initial integration set-up fees. As a result, the amount of our accounts receivable at the end of a period is driven significantly by our revenues from recurring revenue customers for the last month of the period, and our cash flows from operations are affected by our collection of amounts due from customers for services that resulted in the recognition of revenues in a prior period.

The decrease in working capital from December 31, 2010 to December 31, 2011 resulted primarily from the following:

•	$8.5 million decrease in cash and cash equivalents, due primarily to $10.8 million of cash used for the acquisition of Direct EDI in May 2011;

•	$2.4 million increase in net accounts receivable, due to new business in 2011;

•	$1.0 million increase in deferred costs, current for expenses related to increased implementation resources and commission payments for new business;

•	$783,000 increase in deferred income taxes, current as a result of the reversal of a substantial portion of the valuation allowance on our deferred tax assets;

•	$891,000 increase in prepaid expenses and other current assets, primarily related to the renewals of insurance coverage and a prepaid service contract;

•	$122,000 decrease in capital lease obligations, current, as all of our outstanding capital leases were repaid;

•	$413,000 increase in accounts payable, primarily due to timing of payments for equipment purchases, professional services and rent;

•	$1.5 million increase in accrued compensation and benefits, due to increases in salary, vacation and commission accruals;

•	$290,000 increase in accrued expenses and other current liabilities, primarily due to an increase in accruals for professional services; and

•	$255,000 increase in current deferred revenue, due to new business in 2011.

Net Cash Flows from Operating Activities

Net cash provided by operating activities was $4.5 million for 2011 compared to $4.9 million for 2010. The $10.8 million increase in net income was more than offset by the impact of deferred income taxes, the changes in non-cash expenses, including depreciation, amortization, and stock-based compensation, and the changes in working capital accounts as discussed above.

Net cash provided by operating activities was $4.9 million for 2010 compared to $5.2 million for 2009. The approximate $1.7 million increase in net income was more than offset by the changes in non-cash expenses, including depreciation, amortization, and stock-based compensation, and the changes in working capital accounts.

Net Cash Flows from Investing Activities

For 2011, net cash used in investing activities was $13.4 million, including $10.8 million for the acquisition of Direct EDI and $2.6 million for capital expenditures.

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

Net Cash Flows from Financing Activities

Net cash provided by financing activities was $452,000 for 2011, representing cash received from the exercise of stock options offset by payments of capital lease obligations and stock offering costs.

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

There were no borrowings under the revolving credit agreement during 2011. As of December 31, 2011, there were no borrowings outstanding and approximately $11.6 million was available for borrowings. We were in compliance with all covenants under the revolving credit agreement as of that date.

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

Contractual and Commercial Commitment Summary

Our contractual obligations and commercial commitments as of December 31, 2011 are summarized below:

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Operating lease obligations	$1,098	$1,071	$27	$—	$—
Other long-term liabilities(1)	6,599	—	—	—	—

Total	$7,697	$1,071	$27	$—	$—

(1)	Consists of the long-term portion of deferred revenues.

Seasonality

The size and breadth of our customer base mitigates the seasonality of any particular retailer. As a result, our results of operations are not materially affected by seasonality.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, a

consensus of the FASB Emerging Issues Task Force. This guidance modifies the fair value requirements of ASC subtopic 605-25, Revenue Recognition-Multiple Element Arrangements, by allowing the use of the “best estimate of selling price” in addition to Vendor Specific Objective Evidence (“VSOE”) and third-party evidence (“TPE”) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted.

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

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (ASC Topic 805), Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU No. 2010-29 amends the disclosure requirements for supplementary pro forma information for business combinations. This update addresses the diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The update specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. It also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This update is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We have adopted this update and, with the acquisition of Direct EDI in May 2011, the required supplementary pro forma information is presented in Note B to our consolidated financial statements included in this Annual Report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity Risk.    For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities. We did not have any outstanding debt as of December 31, 2011 and 2010. We therefore do not have any material risk to interest rate fluctuations unless we borrow under our credit facility.

Foreign Currency Exchange Risk.    Our results of operations and cash flows are not materially affected by fluctuations in foreign currency exchange rates.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

SPS Commerce, Inc.

We have audited the accompanying consolidated balance sheets of SPS Commerce, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SPS Commerce, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 9, 2012, expressed an unqualified opinion thereon.

/S/    GRANT THORNTON LLP

Minneapolis, Minnesota

March 9, 2012

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

SPS Commerce, Inc.

We have audited SPS Commerce, Inc. (a Delaware Corporation) and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for their assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, SPS Commerce, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SPS Commerce, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 9, 2012 expressed an unqualified opinion.

/S/    GRANT THORNTON LLP

Minneapolis, Minnesota

March 9, 2012

SPS COMMERCE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$31,985	$40,473
Accounts receivable, less allowance for doubtful accounts of $222 and $209, respectively	7,958	5,574
Deferred costs, current	5,748	4,720
Deferred income taxes, current	783	—
Prepaid expenses and other current assets	1,765	874

Total current assets	48,239	51,641
PROPERTY AND EQUIPMENT, net	3,382	2,760
GOODWILL	5,853	1,166
INTANGIBLE ASSETS, net	5,767	290
OTHER ASSETS
Deferred costs, net of current portion	2,510	1,943
Deferred income taxes, net of current portion	11,787	—
Other non-current assets	80	80

	$77,618	$57,880

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Capital lease obligations, current	$—	$122
Accounts payable	1,411	998
Accrued compensation and benefits	5,118	3,577
Accrued expenses and other current liabilities	1,097	807
Deferred revenue, current	3,840	3,585

Total current liabilities	11,466	9,089
OTHER LIABILITIES
Deferred revenue, less current portion	6,599	5,002
Other non-current liabilities	—	281

Total liabilities	18,065	14,372

COMMITMENTS and CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 55,000,000 shares authorized; 12,138,858 and 11,849,572 shares issued and outstanding, respectively	12	12
Additional paid-in capital	108,606	106,264
Accumulated deficit	(49,065)	(62,768)

Total stockholders’ equity	59,553	43,508

	$77,618	$57,880

The accompanying notes are an integral part of these consolidated financial statements.

SPS COMMERCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Revenues	$57,969	$44,597	$37,746
Cost of revenues	15,366	12,626	11,715

Gross profit	42,603	31,971	26,031

Operating expenses
Sales and marketing	23,836	16,601	13,506
Research and development	5,838	4,349	4,305
General and administrative	11,151	7,985	6,339
Amortization of intangible assets	643	—	—

Total operating expenses	41,468	28,935	24,150

Income from operations	1,135	3,036	1,881
Other income (expense)
Interest expense	—	(74)	(270)
Interest income	89	158	—
Other expense	(140)	(144)	(358)

Total other expense, net	(51)	(60)	(628)

Income before income taxes	1,084	2,976	1,253
Income tax benefit (expense)	12,619	(92)	(91)

Net income	$13,703	$2,884	$1,162

Net income per share
Basic	$1.15	$0.36	$3.53
Diluted	$1.08	$0.25	$0.13
Weighted average common shares used to compute net income per share
Basic	11,960	8,036	329
Diluted	12,744	11,596	9,268

The accompanying notes are an integral part of these consolidated financial statements.

SPS COMMERCE, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Redeemable Convertible Preferred Stock							Stockholders’ Equity (Deficit)
	Series A		Series B		Series C			Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Total	Shares	Amount
Balances, January 1, 2009	1,154,151	$37,676	5,759,246	$20,844	1,251,559	$7,444	$65,964	331,145	$—	$4,970	$(66,814)	$(61,844)
Stock-based compensation	—	—	—	—	—	—	—	—	—	228	—	228
Exercise of stock options	—	—	—	—	—	—	—	15,640	—	2	—	2
Repurchase of redeemable convertible preferred and common stock	—	—	(71,130)	(186)	—	—	(186)	(19,672)	—	(14)	—	(14)
Net income	—	—	—	—	—	—	—	—	—	—	1,162	1,162

Balances, December 31, 2009	1,154,151	37,676	5,688,116	20,658	1,251,559	7,444	65,778	327,113	—	5,186	(65,652)	(60,466)
Stock-based compensation	—	—	—	—	—	—	—	—	—	750	—	750
Exercise of warrants	—	—	—	—	—	—	—	49,224	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	149,905	—	43	—	43
Conversion of redeemable con- vertible preferred stock	(1,154,151)	(37,676)	(5,688,116)	(20,658)	(1,251,559)	(7,444)	(65,778)	8,093,826	8	65,770	—	65,778
Conversion of warrants to purchase redeemable convertible preferred stock	—	—	—	—	—	—	—	—	—	596	—	596
Initial public offering, net of costs	—	—	—	—	—	—	—	3,114,504	3	32,899	—	32,902
Secondary stock offering, net of costs	—	—	—	—	—	—	—	115,000	—	1,020	—	1,020
Net income	—	—	—	—	—	—	—	—	—	—	2,884	2,884
Other	—	—	—	—	—	—	—	—	1	—	—	1

Balances, December 31, 2010	—	—	—	—	—	—	—	11,849,572	12	106,264	(62,768)	43,508
Stock-based compensation	—	—	—	—	—	—	—	—	—	1,768	—	1,768
Exercise of stock options	—	—	—	—	—	—	—	289,286	—	621	—	621
Stock offering costs	—	—	—	—	—	—	—	—	—	(108)	—	(108)
Excess tax benefit of stock options exercised	—	—	—	—	—	—	—	—	—	61	—	61
Net income	—	—	—	—	—	—	—	—	—	—	13,703	13,703

Balances, December 31, 2011	—	$—	—	$—	—	$—	$—	12,138,858	$12	$108,606	$(49,065)	$59,553

The accompanying notes are an integral part of these consolidated financial statements.

SPS COMMERCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net income	$13,703	$2,884	$1,162
Reconciliation of net income to net cash provided by operating activities
Deferred income taxes	(12,708)	—	28
Depreciation and amortization of property and equipment	2,004	1,533	1,445
Amortization of intangible assets	643	—	—
Provision for doubtful accounts	425	274	439
Stock-based compensation	1,768	750	228
Change in carrying value of preferred stock warrants	—	27	381
Other	—	1	10
Changes in assets and liabilities, net of effect of acquisition
Accounts receivable	(2,810)	(1,081)	(641)
Deferred costs	(1,595)	(919)	(98)
Prepaid expenses and other current assets	(882)	567	(655)
Other assets	(10)	(17)	(6)
Accounts payable	413	(347)	541
Accrued compensation and benefits	1,541	572	1,121
Accrued expenses and other current liabilities	140	(480)	359
Deferred revenue	1,853	1,155	844

Net cash provided by operating activities	4,485	4,919	5,158

Cash flows from investing activities
Acquisition of Direct EDI	(10,841)	—	—
Purchases of property and equipment	(2,584)	(1,772)	(1,000)

Net cash used in investing activities	(13,425)	(1,772)	(1,000)

Cash flows from financing activities
Borrowings on line of credit	—	4,450	16,325
Payments on line of credit	—	(5,950)	(16,125)
Payments on equipment loans	—	(732)	(730)
Payments on term loan	—	—	(679)
Payments of capital lease obligations	(122)	(338)	(534)
Net proceeds from initial public offering	—	32,902	—
Net proceeds from secondary stock offering	—	1,020	—
Stock offering costs	(108)	—	—
Net proceeds from exercise of options to purchase common stock	621	43	2
Excess tax benefit from exercise of stock options	61	—	—
Purchase of preferred and common stock	—	—	(201)

Net cash provided by (used in) financing activities	452	31,395	(1,942)

Net increase (decrease) in cash and cash equivalents	(8,488)	34,542	2,216
Cash and cash equivalents at beginning of period	40,473	5,931	3,715

Cash and cash equivalents at end of period	$31,985	$40,473	$5,931

Supplemental disclosure of cash flow information
Cash paid for interest	$3	$62	$285

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of SPS Commerce, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Certain reclassifications have been made to present prior year’s cash flow statement and footnote information consistently with the current year presentation.

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

Business Combinations

We recognize separately from goodwill the fair value of the assets acquired and the liabilities assumed at the acquisition date. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date amounts of the assets acquired and the liabilities assumed. Assets acquired include tangible and intangible assets. We determine the value and useful lives of purchased intangible assets with the assistance of an independent third-party valuation firm using certain estimates and assumptions.

While we use estimates and assumptions that we believe are reasonable as a part of the purchase price allocation process to accurately value the assets acquired and the liabilities assumed at the acquisition date, they are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the fair value of the assets acquired and the liabilities assumed based on new information about facts and circumstances that existed as of the acquisition date. Any such adjustments would be recorded as an offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair values, whichever comes first, any subsequent adjustments would be recorded in our consolidated statements of operations.

Segment Information

We operate in and report on one segment, supply chain management solutions.

SPS COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Risk and Uncertainties

We rely on hardware and software licensed from third parties to offer our on-demand solutions. Our management believes alternate sources are available; however, disruption or termination of these relationships could adversely affect our operating results in the near term.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable and other accrued expenses, approximates fair value due to their short maturities. Based on borrowing rates currently available to us for loans with similar terms, the carrying value of our outstanding debt and capital lease obligations, if any, approximates fair value.

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

Accounts Receivable

Accounts receivable are initially recorded upon the sale of solutions to customers. Credit is granted in the normal course of business without collateral. Accounts receivable are stated net of allowances for doubtful accounts, which represent estimated losses resulting from the inability of customers to make the required payments. Accounts that are outstanding longer than the contractual terms are considered past due. When determining the allowances for doubtful accounts, we take several factors into consideration including the overall composition of the accounts receivable aging, our prior history of accounts receivable write-offs, the type of customers and our day-to-day knowledge of specific customers. We write off accounts receivable when they become uncollectible. Changes in the allowances for doubtful accounts are recorded as bad debt expense and are included in general and administrative expense in our consolidated statements of operations.

Property and Equipment

Property and equipment, including assets acquired under capital lease obligations, are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the shorter of the estimated useful lives of the individual assets or the lease term. The estimated useful lives are:

Computer equipment and purchased software: 2 to 5 years

Office equipment and furniture: 5 to 7 years

Leasehold improvements: 2 to 7 years

SPS COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant additions or improvements extending asset lives beyond one year are capitalized, while repairs and maintenance are charged to expense as incurred. The assets and related accumulated depreciation and amortization accounts are adjusted for asset retirements and disposals with the resulting gain or loss included in net income (loss).

Research and Development

Costs incurred to develop software applications used in our on-demand supply chain management solutions may be capitalized. Capitalizable costs consist of (a) certain external direct costs of materials and services incurred in developing or obtaining internal-use computer software and (b) payroll and payroll-related costs for employees who are directly associated with, and who devote time to, the project. These costs generally consist of internal labor during configuration, coding and testing activities. Research and development costs incurred during the preliminary project stage, or costs incurred for data conversion activities, training, maintenance and general and administrative or overhead costs, are expensed as incurred. Costs that cannot be separated between the maintenance of, and relatively minor upgrades and enhancements to, internal-use software are also expensed as incurred. Capitalization begins when (a) the preliminary project stage is complete, (b) management with the relevant authority authorizes and commits to the funding of the software project, (c) it is probable the project will be completed, (d) the software will be used to perform the functions intended, and (e) certain functional and quality standards have been met. Historically, no projects have had material costs beyond the preliminary project stage.

Our research and development efforts during 2011, 2010 and 2009 were primarily maintenance and data conversion activities related to our on-demand supply chain management solutions. As such, we did not capitalize any research and development costs during 2011, 2010 or 2009.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. We test goodwill for impairment annually at December 31, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test is conducted by comparing the fair value of the net assets with the carrying value of the reporting unit. Fair value is determined using the direct market observation of market price and outstanding equity of the reporting unit at December 31. If the carrying value of the goodwill exceeds the fair value of the reporting unit, goodwill may be impaired. If this occurs, the fair value is then allocated to its assets and liabilities in a manner similar to a purchase price allocation in order to determine the implied fair value of goodwill. This implied fair value is then compared to the carrying amount of goodwill and, if it is less, we would recognize an impairment loss. For the year ended December 31, 2009, the impairment test compared the carrying value of the company to the fair value of the company, which was based on an analysis of the discounted future cash flows. The methodology for evaluating the fair value of the company was changed with the completion of our initial public offering to use the per share prices as a direct market observable measure. There has been no impairment of our goodwill to date.

Intangible Assets

Assets acquired in business combinations may include identifiable intangible assets such as subscriber relationships and non-competition agreements. We recognize separately from goodwill the fair value of the identifiable intangible assets acquired. We have determined the fair value and useful lives of our purchased intangible assets with the assistance of an independent third-party valuation firm using certain estimates and assumptions.

SPS COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The purchased intangible assets are being amortized on a straight-line basis over their estimated useful lives, which is three to seven years for subscriber relationships and two to three years for non-competition agreements. We also have non-competition agreements from a previous acquisition that are amortized on a straight-line basis over the term of the agreements, which begins with the termination of employment of the respective employee(s).

Impairment of Long-Lived Assets

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

Revenue Recognition

We generate revenues by providing a number of solutions to our customers. These solutions include Trading Partner Integration, Trading Partner Enablement and Trading Partner Intelligence. All of our solutions are hosted applications that allow customers to meet their supply chain management requirements. Revenues from our Trading Partner Integration and Trading Partner Intelligence solutions are generated through set-up fees and a recurring monthly hosting fee. Revenues from our Trading Partner Enablement solutions are generally one-time service fees. Sales taxes are presented on a net basis within revenue.

Revenues are recorded in accordance with Staff Accounting Bulletin 104, Revenue Recognition in Financial Statements and Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements, when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed and determinable, and (4) collectability is probable. If collection is not considered probable, revenues are recognized when the fees are collected. The services related to these fees have standalone value which is determined using vendor specific objective evidence (“VSOE”).

Fees related to our Trading Partner Integration and Trading Partner Intelligence solutions consist of two revenue sources: set-up fees and recurring monthly hosting fees. All set-up fees are deferred and recognized ratably over the expected life of the customer relationship, which is generally two years. We continue to evaluate and adjust the length of these amortization periods as more experience is gained with customer renewals, contract cancellations and technology changes requested by our customers. It is possible that, in the future, the estimates of expected customer lives may change and, if so, the periods over which such subscription set-up fees and costs are amortized will be adjusted. Any such change in estimated expected customer lives will affect our future results of operations. Set-up fees are further broken down as initial set-up fees and add-on set-up fees. Add-on set-up fees, which are nonrefundable, and our Trading Partner Integration revenues represent arrangements providing standalone value for our customers. Because these revenues are not dependent on the delivery of any future performance and the arrangement includes VSOE for pricing, ASU 2009-13 has not impacted how we separate and price these two elements. Initial setup fees are nonrefundable upfront fees that do not have standalone value and are not part of the multiple element arrangement. These fees are deferred and recognized over the customer relationship period as discussed above.

The recurring monthly fee is comprised of both fixed and transaction based fees that provide standalone value and are recognized as incurred. From time-to-time, we may provide discounts on set-up fees; however it is not possible to allocate the discount on the set-up fees because the contract period is unknown and the complete

SPS COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of the deliverables is unknown. Variables preventing allocation include the variability of the recurring revenue due to transaction levels and the ability of customers to cancel the contract upon 30 days’ notice. If estimation of the customer relationship became necessary, we would rely on the existing customer relationship period that set-up fees are currently being recognized over, resulting in no change in the revenues recognized.

Stock-Based Compensation

We recognize the cost of all share-based payments to employees, including grants of employee stock options, in the financial statements based on the grant date fair value of those awards. This cost is recognized over the period for which an employee is required to provide service in exchange for the award. Benefits associated with tax deductions in excess of recognized compensation expense are reported as a cash flow from financing activities.

We estimate the fair value of options granted using the Black-Scholes option pricing model. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as an adjustment in the period estimates are revised. In valuing share-based awards, significant judgment is required in determining the expected volatility of common stock and the expected term individuals will hold their share-based awards prior to exercising. Expected volatility of the stock is based on a peer group in the industry in which we do business because we do not have sufficient historical volatility data for our own common stock. The expected term of the options is based on the simplified method which does not consider historical or expected employee exercise behavior.

Advertising Costs

Advertising costs are charged to expense as incurred. Advertising costs were approximately $93,000, $94,000 and $56,000 for the years ended December 31, 2011, 2010 and 2009, respectively. Advertising costs are included in operating expenses in our consolidated statements of operations.

Income Taxes

We account for income taxes using the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent that utilization is not presently more likely than not.

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

SPS COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force. This guidance modifies the fair value requirements of ASC subtopic 605-25, Revenue Recognition-Multiple Element Arrangements, by allowing the use of the “best estimate of selling price” in addition to Vendor Specific Objective Evidence (“VSOE”) and third-party evidence (“TPE”) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted.

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

NOTE B — Acquisition of Direct EDI

On May 17, 2011, we entered into an asset purchase agreement with Direct EDI LLC, a privately-held provider of cloud-based integration solutions for electronic data interchange, and we completed the asset purchase on May 18, 2011. Under the asset purchase agreement, we purchased and acquired substantially all of the assets of Direct EDI for $10.8 million in cash and assumed certain liabilities of Direct EDI. The acquisition of Direct EDI allows us to expand our base of recurring revenue customers.

Purchase Price Allocation

We accounted for the acquisition as a business combination. We allocated the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. We engaged an independent third-party valuation firm to assist us in the determination of the

SPS COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of the purchased intangible assets. The excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. Goodwill is attributed to a trained workforce and other buyer-specific value resulting from expected synergies, including long-term cost savings that are not included in the fair values of assets. Goodwill will not be amortized; however it is deductible for tax purposes. During the fourth quarter of 2011, we completed our evaluation of the purchase price allocation and recorded a purchase price adjustment of approximately $25,000 related to working capital.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Current assets	$195
Property and equipment	42
Intangible assets	6,120
Goodwill	4,688
Current liabilities	(204)

Total purchase price	$10,841

Purchased Intangible Assets

The following table summarizes the estimated fair value of the purchased intangible assets and their estimated useful lives:

Purchased Intangible Assets	Estimated Fair Value (in thousands)	Estimated Life (in years)
Subscriber relationships	$5,250	7
Non-competition agreements	870	3

Total	$6,120

The purchased intangible assets are being amortized on a straight-line basis over their estimated useful lives. Amortization expense related to these intangible assets was $643,000 for the year ended December 31, 2011.

Acquisition-Related Costs and Post-Acquisition Operating Results

Acquisition-related costs were approximately $232,000 and are included in general and administrative expense in our consolidated statements of operations for the year ended December 31, 2011. The operating results of Direct EDI have been included in our consolidated financial statements from May 18, 2011, the date of the acquisition. For the year ended December 31, 2011, approximately $2.7 million of our revenues were derived from Direct EDI customers. The amount of operating income or loss from Direct EDI was not separately identifiable due to our integration.

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below presents the combined operating results of SPS Commerce and Direct EDI as if the acquisition had occurred on January 1, 2010. The unaudited pro forma information includes the historical operating results of each company and certain pro forma adjustments,

SPS COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

including annual amortization expense for purchased intangible assets of approximately $1.0 million and additional annual compensation expense of approximately $280,000 related to employment arrangements entered into as part of the acquisition.

	Year Ended December 31,
	2011	2010
	(in thousands, except per share data)
Pro forma total revenue	$59,815	$48,746
Pro forma net income	13,576	2,299
Pro forma net income per share
Basic	1.14	0.29
Diluted	1.07	0.20

The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have actually been reported had the acquisition occurred on January 1, 2010, nor is it necessarily indicative of our results of operations for any future periods.

NOTE C — Financial Statement Components

Allowance for Doubtful Accounts

The allowance for doubtful accounts activity was as follows (in thousands):

	2011	2010	2009
Balances, January 1	$209	$226	$308
Provision for doubtful accounts	425	274	439
Write-offs, net of recoveries	(412)	(291)	(521)

Balances, December 31	$222	$209	$226

Property and Equipment, net

Property and equipment, net included the following (in thousands):

	December 31,
	2011	2010
Computer equipment and purchased software	$7,914	$6,678
Office equipment and furniture	1,964	1,840
Leasehold improvements	882	720

	10,760	9,238
Less: accumulated depreciation and amortization	(7,378)	(6,478)

	$3,382	$2,760

At December 31, 2011, our property and equipment, net included approximately $26,000 of assets held at subsidiary and office locations outside of the United States of America.

SPS COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets, net

Intangible assets, net included the following (in thousands):

	December 31,
	2011			2010
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Subscriber relationships	$7,180	$(2,394)	$4,786	$1,930	$(1,930)	$—
Non-competition agreements	1,450	(469)	981	580	(290)	290

	$8,630	$(2,863)	$5,767	$2,510	$(2,220)	$290

Amortization expense for intangible assets was $643,000, $0 and $155,000 for the years ended December 31, 2011, 2010 and 2009, respectively. The amortization for 2009 was included in general and administrative expense in the consolidated statement of operations.

At December 31, 2011, future amortization expense for intangible assets was as follows (in thousands):

2012	$1,040
2013	1,040
2014	861
2015	750
2016	750
Thereafter	1,036

$5,477

The table above does not include amounts related to non-competition agreements where the term of the agreement has not yet started. The term of such agreements, and the related amortization, begins with the termination of employment of the respective employee(s).

NOTE D — Fair Value of Financial Instruments

Fair value represents the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair value:

•	Level 1 — quoted prices in active markets for identical assets and liabilities.

•	Level 2 — observable inputs other than quoted prices in active markets for identical assets and liabilities.

•	Level 3 — unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.

We previously had warrants outstanding to purchase 68,201 shares of our Series B redeemable convertible preferred stock. With the completion of our initial public offering in April 2010, these warrants were converted into warrants to purchase common stock and the related liability was transferred to additional paid-in capital in

SPS COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our consolidated balance sheets. See Note G for additional information. The table below presents a reconciliation of these preferred stock warrants, which were measured at fair value on a recurring basis using significant unobservable inputs (Level 3 inputs) (in thousands):

Balance at January 1, 2010	$569
Total losses recognized	27
Converted into warrants to purchase common stock and liability transferred to additional paid-in capital	(596)

Balance at December 31, 2010	$—

NOTE E — Debt

Revolving Credit Agreement

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

There were no borrowings under the revolving credit agreement during 2011. As of December 31, 2011, there were no borrowings outstanding and approximately $11.6 million was available for borrowings. We were in compliance with all covenants under the revolving credit agreement as of that date.

NOTE F – Commitments and Contingencies

Capital Leases

We previously leased certain computer equipment and purchased software under capital leases with an interest rate of 10.75%. These capital lease obligations were fully repaid in 2011.

Operating Leases

We are obligated under non-cancellable operating leases primarily for office space. Rent expense charged to operations was $963,000, $684,000 and $682,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

SPS COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2011, future minimum payments under operating leases were as follows (in thousands):

2012	$1,071
2013	27
2014	—
2015	—
2016	—
Thereafter	—

$1,098

The lease for our current headquarters in Minneapolis, Minnesota expires in October 2012. A new lease agreement for this same location was executed subsequent to December 31, 2011, which is not reflected in the table above. See Note N for additional information.

Management Incentive Agreements

Our board of directors previously approved management incentive agreements that provide for a bonus to be paid to certain executive officers upon a sale of the company. The aggregate bonus is equal to 0.322% of the amount of the purchase price, as defined, exceeding $25 million and less than $65 million. The aggregate bonus under these agreements is limited to $150,000. These management incentive agreements terminate on June 30, 2012, regardless of employment status. At December 31, 2011 and 2010, no expense or liability had been recorded relating to these agreements.

Other Contingencies

We are involved in various claims and legal actions in the normal course of business. Our management believes that the outcome of such claims and legal actions will not have a significant adverse effect on our financial position, results of operations or cash flows.

NOTE G — Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

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

At the close of the initial public offering, our previously outstanding shares of redeemable convertible preferred stock were automatically converted into 8,093,826 shares of common stock and warrants to purchase

SPS COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

68,201 shares of redeemable convertible preferred stock were converted into warrants to purchase 68,201 shares of common stock. Accordingly, the related warrant liability of approximately $596,000 was transferred to additional paid-in capital in our consolidated balance sheet. These common stock warrants have an exercise price of $3.67 per share and expiration dates ranging from May 2011 to February 2016.

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

Preferred Stock Warrants

As discussed above, we previously had warrants outstanding to purchase 68,201 shares of our Series B redeemable convertible preferred stock. These warrants had an exercise price of $3.67 per share and expiration dates ranging from May 2011 to February 2016. We classified these outstanding warrants as a liability in our consolidated balance sheets. These warrants were subject to revaluation at each balance sheet date and any change in fair market value was recognized as a component of other income (expense) in our consolidated statements of operations.

Prior to the conversion of the preferred stock warrants into common stock warrants, we recorded other expense of $27,000 and $381,000 for the years ended December 31, 2010 and 2009, respectively, for changes in the fair market value of these warrants.

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

SPS COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Each share of Series A, B and C redeemable convertible preferred stock were to be automatically and immediately converted into shares of common stock upon the closing of a public offering pursuant to an effective registration statement at the then effective conversion ratio, if the offering price per share was not less than $13.45 and the gross proceeds to the company were at least $20,000,000. Each share of redeemable convertible preferred stock was subject to weighted-average anti-dilution price protection. The holders of the redeemable convertible preferred stock were entitled to dividends only when declared. No dividends had been declared since the issuance of the redeemable convertible preferred stock. The holders of Series A, B and C redeemable convertible preferred stock were generally entitled to vote on all matters submitted to a vote of stockholders, except those required by law to be submitted to a class vote.

NOTE H — Stock-Based Compensation

Our equity compensation plans provide for the grant of incentive and nonqualified stock options, as well as other stock-based awards, to employees, non-employee directors and other consultants who provide services to us. Stock options generally vest over three to four years and have a contractual term of ten years from the date of grant. During 2011, approximately 711,000 additional shares were authorized under our 2010 Equity Incentive Plan as available for grant and, at December 31, 2011, there were approximately 660,000 shares available for grant under approved equity compensation plans. Each award exercised results in the issuance of new shares.

We recorded non-cash stock-based compensation expense of $1.8 million, $750,000 and $228,000 for the years ended December 31, 2011, 2010 and 2009, respectively. This expense was allocated as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Cost of revenues	$255	$103	$46
Operating expenses
Sales and marketing	471	211	91
Research and development	56	20	4
General and administrative	986	416	88

Total stock-based compensation expense	$1,768	$750	$229

As of December 31, 2011, there was approximately $4.3 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a straight line basis over a weighted average period of approximately 2 years.

SPS COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our stock option activity was as follows:

	Options (#)	Weighted Average Exercise Price ($/share)
Outstanding at January 1, 2009	1,187,583	$2.69
Granted	339,187	2.86
Exercised	(15,640)	0.37
Forfeited	(262,925)	7.98

Outstanding at December 31, 2009	1,248,205	1.65
Granted	479,691	11.87
Exercised	(157,056)	0.82
Forfeited	(21,496)	23.92

Outstanding at December 31, 2010	1,549,344	4.59
Granted	431,790	17.04
Exercised	(289,286)	2.15
Forfeited	(22,439)	11.38

Outstanding at December 31, 2011	1,669,409	8.14

Of the total outstanding options at December 31, 2011, 955,342 were exercisable with a weighted average exercise price of $3.23 per share. The total outstanding options had a weighted average remaining contractual life of 6.2 years.

The fair value of options vested during the years ended December 31, 2011, 2010 and 2009 was $1.3 million, $200,000 and $228,000, respectively.

The intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $4.9 million, $1.7 million and $101,000, respectively. The intrinsic value of outstanding options was $29.7 million, $17.4 million and $12.9 million at December 31, 2011, 2010 and 2009 respectively.

The weighted-average fair values per share of options granted during 2011, 2010 and 2009 were $8.25, $5.82 and $1.54, respectively. The fair value of the options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2011	2010	2009
Weighted-average volatility	45%	46% - 49%	49% - 53%
Expected dividend yield	—	—	—
Expected life (in years)	6.25	6.25	4.0 - 7.0
Weighted-average risk-free interest rate	1.58% - 3.05%	1.79% - 3.14%	2.71% - 4.01%

Prior to becoming a public entity in 2010, historic volatility was not available for our shares. As a result, we estimated volatility based on a peer group of companies, which collectively provided a reasonable basis for estimating volatility. We intend to continue to consistently use the same group of publicly traded peer companies to determine volatility in the future until sufficient information regarding volatility of our share price becomes available or the selected companies are no longer suitable for this purpose.

We have not issued dividends on our common stock and do not expect to do so in the foreseeable future. The expected term of the options is based on evaluations of historical and expected future employee exercise

SPS COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

behavior. The estimated pre-vesting forfeiture rate is based on our historical experience. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date.

NOTE I — Income Taxes

The provision (benefit) for income taxes was as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current
Federal	$—	$41	$36
State	89	23	27
Deferred
Federal	(12,282)	26	26
State	(426)	2	2

	$(12,619)	$92	$91

Our provision (benefit) for income taxes includes state income and franchise taxes and the release of a substantial portion of the valuation allowance on our deferred tax assets. The release of the valuation allowance is a non-cash event that indicates we expect the probability is more likely than not that we will generate sufficient future profits to fully utilize our deferred tax assets.

A reconciliation of the provision (benefit) for income taxes to the statutory federal rate was as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Expected federal income tax at statutory rate	$396	$1,013	$420
State income taxes, net of federal tax effect	37	75	52
Tax impact of foreign activity	55	—	—
Permanent book/tax differences	100	106	83
Change in valuation allowance	(1,310)	(6,475)	(751)
Release of valuation allowance	(12,802)	—	—
Section 382 limitation	415	6,427	—
Prior year true up	43	69	100
AMT expense	—	71	36
General business credit	—	(107)	—
State net operating loss adjustment	413	(1,087)	—
Other	34	—	151

Total provision (benefit) for income taxes	$(12,619)	$92	$91

As of December 31, 2011, we had an income tax receivable of $90,000, which is included in prepaid expenses and other current assets in the consolidated balance sheets.

As of December 31, 2011, we had net operating loss carryforwards of $51.1 million for U.S. federal tax purposes and $22.5 million of various state net operating loss carryforwards. Our net operating loss carryforwards will expire between 2012 and 2031 if not utilized.

SPS COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Section 382 of the U.S. Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that might be used to offset taxable income when a corporation has undergone significant changes in stock ownership. We have performed a Section 382 analysis for the time period from our inception through December 8, 2010. During this time period it was determined that we had six separate ownership changes under Section 382. We have not updated the Section 382 analysis subsequent to December 8, 2010; however, we believe there have not been any events subsequent to that date that would impact the analysis. We believe that approximately $17.6 million of federal losses and $13.0 million of state losses will expire unused due to Section 382 limitations. The maximum annual limitation of federal net operating losses under Section 382 is approximately $990,000. The limitation could be further restricted if ownership changes occur in future years.

Our federal and state net operating losses at December 31, 2011 include $5.9 million and $0.9 million, respectively, of income tax deductions in excess of previously recorded tax benefits. Although these additional tax deductions are included in the net operating losses referenced above, the related tax benefit will not be recognized until the deductions reduce our income taxes payable. The tax benefit of these excess deductions will be reflected as a credit to additional paid in capital when recognized. Accordingly, our deferred tax assets are reported net of the excess tax deductions for stock compensation and Section 382 limitations.

Realization of our net operating loss carryforwards and other deferred tax temporary differences are contingent upon future taxable earnings. We assess our ability to realize our deferred tax assets on a regular and periodic basis. Based on our assessments prior to the fourth quarter of 2011, we had provided full valuation allowances against all of our deferred tax assets. The valuation allowances had been provided because our management determined that it was more-likely-than-not that we would not realize these deferred tax assets, largely due to our history of taxable losses since inception.

Based on our assessment during the fourth quarter of 2011, we determined that it was more-likely-than-not that we would be able to realize $12.8 million of our deferred tax assets, which enabled us to release a substantial portion of the valuation allowance previously recorded. This determination was based on weighing both the positive and negative evidence available including, but not limited to, our earnings history, our projected future taxable income, our business strategy and the nature of each of our deferred tax assets. The remaining valuation allowance of $369,000 relates to various state net operating loss carryforwards, state credit carryforwards and foreign net operating loss carryforwards that we do not expect to utilize.

The assessment of our valuation allowance against our deferred tax assets requires significant judgment. If our estimates of future taxable income vary from actual results, our assessment regarding the realization of our deferred tax assets could change. Future changes in the estimated amount of deferred taxes that are expected to be realized will be reflected in our consolidated financial statements in the period the estimate is changed, with a corresponding adjustment to our operating results.

SPS COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant components of our deferred tax assets (liabilities) were as follows (in thousands):

	December 31,
	2011	2010
Current
Current net operating loss and credit carryforwards	$856	$—
Accounts receivable allowance	126	115
Accrued expenses	390	346

Total current deferred tax asset	1,372	461

Deferred operations	(589)	(315)

Total current deferred tax liability	(589)	(315)

Valuation allowance	—	(146)

Net current deferred tax asset	$783	$—

Non-current
Net operating loss and credit carryforwards	$9,342	$12,636
Deferred operations	1,413	1,116
Stock option expense	718	—
Depreciation and amortization	672	444
Other	11	—

Total non-current deferred tax asset	12,156	14,196
Valuation allowance	(369)	(14,334)

Net non-current deferred tax asset	$11,787	$(138)

We are subject to income taxes in the U.S. federal and various state and international jurisdictions. We are generally subject to U.S. federal and state tax examinations for all tax years since 1995 due to our net operating loss carryforwards and the utilization of the carryforwards in years still open under statute. As of December 31, 2011 we are not under any income tax audits by tax authorities.

As of December 31, 2011, we do not have any unrecognized tax benefits. It is our practice to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We do not expect any material changes in our unrecognized tax positions over the next 12 months.

SPS COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE J — Net Income per Share

The following table presents the components of the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Year Ended December 31,
	2011	2010	2009
Numerator
Net income	$13,703	$2,884	$1,162

Denominator
Weighted average common shares outstanding, basic	11,960	8,036	329
Options and warrants to purchase common and preferred stock	784	973	791
Redeemable convertible preferred stock	—	2,587	8,148

Weighted average common shares outstanding, diluted	12,744	11,596	9,268

Net income per share
Basic	$1.15	$0.36	$3.53

Diluted	$1.08	$0.25	$0.13

Approximately 19,000 outstanding options and warrants were excluded from the computation of diluted net income per share for the year ended December 31, 2009 because they were anti-dilutive.

NOTE K — Employee Benefit Plan

We sponsor a 401(k) retirement savings plan whereby employees are allowed to contribute up to 100% of their salaries and the company will match 25% up to the first 6%. Our matching contributions to the plan, which vest immediately, were $287,000, $241,000 and $219,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE L — Guarantees

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

NOTE M — Selected Quarterly Financial Data (Unaudited)

The following table presents our selected unaudited quarterly statements of operations data (in thousands, except per share amounts):

	For the Three Months Ended
2011	Mar 31	Jun 30	Sep 30	Dec 31
Revenue	$12,649	$13,937	$15,529	$15,854
Gross profit	9,328	10,187	11,453	11,635
Operating income (loss)	507	(41)	270	399
Net income (loss)	492	(109)	177	13,143
Diluted earnings (loss) per share	0.04	(0.01)	0.01	1.02

SPS COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Three Months Ended
2010	Mar 31	Jun 30	Sep 30	Dec 31
Revenue	$10,243	$10,944	$11,491	$11,919
Gross profit	7,262	7,843	8,280	8,586
Operating income	1,047	679	868	442
Net income	919	638	886	441
Diluted earnings per share	0.10	0.05	0.07	0.04

NOTE N — Subsequent Event (Unaudited)

On February 14, 2012, we executed a new lease agreement for our current headquarters location which commences on November 1, 2012 and expires on April 30, 2020. The lease includes additional square footage upon commencement, an automatic expansion of space on or about September 1, 2013, a right of first offer to lease certain additional space, and two options to extend the term of the lease for three years at a market rate determined in accordance with the lease. In connection with this new lease, we will deliver to the landlord cash or an irrevocable letter of credit for approximately $172,000, subject to increase based on square footage expansion, as security for performance of our obligations under the lease.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011, the end of the period covered by this Annual Report on Form 10-K. This evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Disclosure controls and procedures means controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed such that information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO and CFO have concluded that as of December 31, 2011, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed our internal control over financial reporting as of December 31, 2011, based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2011 based on the specified criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in their report, which is included under Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to executive officers is contained in Item 1 of this Annual Report on Form 10-K under the heading “Executive Officers” and with respect to other information relating to our directors and executive officers will be set forth in our 2012 Proxy Statement under the caption “Item 1 — Election of Directors,” which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference.

The information required by this item under Item 405 of Regulation S-K is incorporated herein by reference to the section titled “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2012 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. The information required by this item under Item 407(d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference to the section titled “Information Regarding the Board of Directors and Corporate Governance — Board Committees — Audit Committee” of our 2012 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Information related to security ownership required by this item is incorporated herein by reference to the sections titled “Executive Compensation,” and “Certain Relationships and Related Transactions — Compensation Committee Interlocks and Insider Participation” of our 2012 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information related to security ownership required by this item is incorporated herein by reference to the section titled “Security Ownership” of our 2012 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. Information related to our equity compensation plans required by this item is incorporated herein by reference to the section titled “Executive Compensation — Outstanding Equity Awards” of our 2012 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated herein by reference to the sections titled “Certain Relationships and Related Transactions,” and “Information Regarding the Board of Directors and Corporate Governance — Director Independence” of our 2012 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.	Principal Accounting Fees and Services

Information required by this item is incorporated herein by reference to the section titled “Audit Committee Report and Payment of Fees to Our Independent Auditor” of our 2012 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Dated: March 9, 2012

SPS COMMERCE, INC.

By:	/s/ ARCHIE C. BLACK
Archie C. Black
President and Chief Executive Officer

Each of the undersigned hereby appoints Archie C. Black and Kimberly K. Nelson, and each of them (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Act of 1934, any and all amendments and exhibits to this annual report on Form 10-K and any and all applications, instruments, and other documents to be filed with the Securities and Exchange Commission pertaining to this annual report on Form 10-K or any amendments thereto, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 9, 2012.

Name and Signature	Title

/s/ ARCHIE C. BLACK Archie C. Black	Chief Executive Officer, President and Director (principal executive officer)

/s/ KIMBERLY K. NELSON Kimberly K. Nelson	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

/s/ DANIEL R. FISHBACK Daniel R. Fishback	Director

/s/ MICHAEL B. GORMAN Michael B. Gorman	Director

/s/ MARTIN J. LEESTMA Martin J. Leestma	Director

/s/ PHILIP E. SORAN Philip E. Soran	Director

/s/ GEORGE H. SPENCER, III George H. Spencer, III	Director

/s/ SVEN A. WEHRWEIN Sven A. Wehrwein	Director

EXHIBIT INDEX

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

2.1	Asset Purchase Agreement, dated as of May 17, 2011, by and between Direct EDI LLC and the registrant	8-K	001-34702	05/23/2011	2.1

3.1	Amended and Restated Certificate of Incorporation	S-1/A	333-163476	04/13/2010	3.1

3.2	Amended and Restated Bylaws	S-1/A	333-163476	03/05/2010	3.2

4.1	Registration Rights Agreement, as amended	8-K	001-34702	05/06/2011	10.2

10.1	1999 Equity Incentive Plan**	S-1/A	333-163476	01/11/2010	10.1

10.2	Form of Option Agreement under 1999 Equity Incentive Plan**	S-1/A	333-163476	01/11/2010	10.2

10.3	2001 Stock Option Plan**	S-1/A	333-163476	01/11/2010	10.3

10.4	Form of Incentive Stock Option Agreement under 2001 Stock Option Plan**	S-1/A	333-163476	01/11/2010	10.4

10.5	Form of Non-Statutory Stock Option Agreement (Director) under 2001 Stock Option Plan**	S-1/A	333-163476	01/11/2010	10.5

10.6	2010 Equity Incentive Plan**	S-1/A	333-163476	03/05/2010	10.6

10.7	Form of Incentive Stock Option Agreement under 2010 Equity Incentive Plan**	8-K	001-34702	02/17/2012	10.2

10.8	Form of Non-Statutory Stock Option Agreement (Employee) under 2010 Equity Incentive Plan**	8-K	001-34702	02/17/2012	10.3

10.9	Form of Non-Statutory Stock Option Agreement (Director) under 2010 Equity Incentive Plan**	8-K	001-34702	02/17/2012	10.4

10.10	Form of Restricted Stock Unit Award Agreement under 2010 Equity Incentive Plan**	8-K	001-34702	02/17/2012	10.5

10.11	2002 Management Incentive Agreement between the Company and Archie C. Black**	S-1/A	333-163476	01/11/2010	10.14

10.12	2002 Management Incentive Agreement between the Company and James J. Frome**	S-1/A	333-163476	01/11/2010	10.15

10.13	Non-Employee Director Compensation Policy**	S-1/A	333-163476	02/12/2010	10.16

10.14	Form of Indemnification Agreement for Steve A. Cobb, Michael B. Gorman, and George H. Spencer, III	S-1/A	333-163476	01/11/2010	10.17

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

10.15	Form of Indemnification Agreement for Martin J. Leestma, Philip E. Soran and Sven A. Wehrwein	S-1/A	333-163476	01/11/2010	10.18

10.16	Form of Indemnification Agreement for Archie C. Black**	S-1/A	333-163476	01/11/2010	10.19

10.17	Employment Agreement between the Company and Archie C. Black**	S-1/A	333-163476	03/05/2010	10.20

10.18	Form of At-will Confidentiality Agreement Regarding Certain Terms and Conditions of Employment for Kimberly K. Nelson, James J. Frome, Michael J. Gray and David J. Novak, Jr.**	S-1/A	333-163476	03/05/2010	10.21

10.19	Revolving Credit Agreement, dated as of September 30, 2011, by and between the registrant and JPMorgan Chase Bank, N.A.	8-K	001-34702	10/03/2011	10.1

10.20	Standard Form Office Lease, dated as of February 14, 2012, by and between the registrant and CSDV-MN Limited Partnership	8-K	001-34702	02/17/2012	10.1

21.1	Subsidiaries of the registrant					X

23.1	Consent of Grant Thornton LLP					X

24.1	Power of Attorney (included on signature page)					X

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T					X

**	Indicates management contract or compensatory plan or arrangement.