Form 10-Q
period 2012-03-31
SPS COMMERCE INC
filed 2012-05-08
CIK 1092699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2012

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

Large Accelerated Filer	☐		Accelerated Filer	☒

Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding at April 27, 2012 was 12,204,986 shares.

SPS COMMERCE, INC.

QUARTERLY REPORT ON FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains forward-looking statements regarding us, our business prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described under the heading “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Commission that advise interested parties of the risks and factors that may affect our business.

PART I. – FINANCIAL INFORMATION

Item 1.	Financial Statements

SPS COMMERCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except share amounts)

	March 31,	December 31,
	2012	2011
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$33,063	$31,985
Accounts receivable, less allowance for doubtful accounts of $243 and $222, respectively	7,981	7,958
Deferred costs, current	6,085	5,748
Deferred income taxes, current	782	783
Prepaid expenses and other current assets	1,896	1,765

Total current assets	49,807	48,239
PROPERTY AND EQUIPMENT, net	3,420	3,382
GOODWILL	5,853	5,853
INTANGIBLE ASSETS, net	5,507	5,767
OTHER ASSETS
Deferred costs, net of current portion	2,670	2,510
Deferred income taxes, net of current portion	11,646	11,787
Other non-current assets	93	80

	$78,996	$77,618

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,240	$1,411
Accrued compensation and benefits	4,548	5,118
Accrued expenses and other current liabilities	1,311	1,097
Deferred revenue, current	4,077	3,840

Total current liabilities	11,176	11,466
OTHER LIABILITIES
Deferred revenue, less current portion	7,294	6,599

Total liabilities	18,470	18,065

COMMITMENTS and CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 55,000,000 shares authorized; 12,186,915 and 12,138,858 shares issued and outstanding, respectively	12	12
Additional paid-in capital	109,323	108,606
Accumulated deficit	(48,809)	(49,065)

Total stockholders’ equity	60,526	59,553

	$78,996	$77,618

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPS COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2012	2011
Revenues	$16,534	$12,649
Cost of revenues	4,448	3,321

Gross profit	12,086	9,328

Operating expenses
Sales and marketing	6,447	5,126
Research and development	1,732	1,240
General and administrative	3,188	2,455
Amortization of intangible assets	260	—

Total operating expenses	11,627	8,821

Income from operations	459	507
Other income (expense)
Interest income	15	32
Other expense	(65)	(18)

Total other income (expense), net	(50)	14

Income before income taxes	409	521
Income tax expense	(153)	(29)

Net income	$256	$492

Net income per share
Basic	$0.02	$0.04
Diluted	$0.02	$0.04

Weighted average common shares used to compute net income per share
Basic	12,163	11,864
Diluted	13,185	12,698

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPS COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities
Net income	$256	$492
Reconciliation of net income to net cash provided by operating activities
Deferred income taxes	142	—
Depreciation and amortization of property and equipment	592	422
Amortization of intangible assets	260	—
Provision for doubtful accounts	82	55
Stock-based compensation	612	312
Changes in assets and liabilities
Accounts receivable	(105)	(837)
Deferred costs	(497)	(255)
Prepaid expenses and other current assets	(144)	(360)
Accounts payable	(171)	581
Accrued compensation and benefits	(570)	(215)
Accrued expenses and other current liabilities	215	101
Deferred revenue	932	264

Net cash provided by operating activities	1,604	560

Cash flows from investing activities
Purchases of property and equipment	(630)	(488)

Net cash used in investing activities	(630)	(488)

Cash flows from financing activities
Payments of capital lease obligations	—	(122)
Net proceeds from exercise of options to purchase common stock	93	24
Excess tax benefit from exercise of options to purchase common stock	11	—

Net cash provided by (used in) financing activities	104	(98)

Net increase (decrease) in cash and cash equivalents	1,078	(26)
Cash and cash equivalents at beginning of period	31,985	40,473

Cash and cash equivalents at end of period	$33,063	$40,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by GAAP. We have included all normal recurring adjustments considered necessary to give a fair statement of our financial position, results of operations and cash flows for the interim periods shown. Operating results for these interim periods are not necessarily indicative of the results to be expected for the full year. The December 31, 2011 balance sheet data was derived from our audited financial statements at that date. For further information, refer to the consolidated financial statements and accompanying notes for the year ended December 31, 2011 included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 9, 2012.

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

Significant Accounting Policies

During the three months ended March 31, 2012, there were no material changes in our significant accounting policies. See Note A to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission on March 9, 2012, for additional information regarding our significant accounting policies.

Recent Accounting Pronouncements

We have evaluated all recent accounting pronouncements and believe that none of them will have a material effect on our consolidated financial statements.

NOTE B – Financial Statement Components

Intangible Assets, net

Intangible assets included the following (in thousands):

	March 31, 2012			December 31, 2011
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Subscriber relationships	$7,180	$(2,581)	$4,599	$7,180	$(2,394)	$4,786
Non-competition agreements	1,450	(542)	908	1,450	(469)	981

	$8,630	$(3,123)	$5,507	$8,630	$(2,863)	$5,767

Amortization expense for intangible assets was $260,000 for the three months ended March 31, 2012. There was no amortization expense for the three months ended March 31, 2011.

NOTE C – Line of Credit

We have a revolving credit agreement with JPMorgan Chase Bank, N.A. which provides for a $20 million revolving credit facility that we may draw upon from time to time, subject to certain terms and conditions, and will mature on September 30, 2016. There were no borrowings outstanding at March 31, 2012 and we were in compliance with all covenants under the revolving credit agreement as of that date.

NOTE D – Commitments and Contingencies

Operating Leases

On February 14, 2012, we executed a new lease agreement for our current headquarters location which commences on November 1, 2012 and expires on April 30, 2020. The lease includes additional square footage upon commencement, an automatic expansion of space on or about September 1, 2013, a right of first offer to lease certain additional space, and two options to extend the term of the lease for three years at a market rate determined in accordance with the lease. We will also have a rent holiday from November 2012 to October 2013 which will be incorporated into our deferred rent calculation upon commencement of the lease. In connection with this new lease, we will deliver to the landlord cash or an irrevocable letter of credit for approximately $172,000, subject to increase based on square footage expansion, as security for performance of our obligations under the lease.

At March 31, 2012, our future minimum payments under operating leases were as follows (in thousands):

Remainder of 2012	$705
2013	306
2014	2,283
2015	2,391
2016	2,500
Thereafter	9,246

$17,431

NOTE E – Stock-Based Compensation

Our equity compensation plans provide for the grant of incentive and nonqualified stock options, as well as other stock-based awards, to employees, non-employee directors and other consultants who provide services to us. Stock options generally vest over three to four years and have a contractual term of eight to ten years from the date of grant. At March 31, 2012, there were approximately 1,141,000 shares available for grant under approved equity compensation plans.

We recorded stock-based compensation expense of $612,000 and $312,000 for the three months ended March 31, 2012 and 2011, respectively. This expense was allocated as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Cost of revenues	$98	$46
Operating expenses
Sales and marketing	178	89
Research and development	22	7
General and administrative	314	170

Total stock-based compensation expense	$612	$312

As of March 31, 2012, there was approximately $7.2 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a straight line basis over a weighted average period of approximately two years.

Stock Options

Our stock option activity was as follows:

		Weighted Average
	Options	Exercise Price
	(#)	($/share)
Outstanding at December 31, 2011	1,669,409	$8.14
Granted	185,239	25.32
Exercised	(48,057)	1.92
Forfeited	—	—

Outstanding at March 31, 2012	1,806,591	10.07

Of the total outstanding options at March 31, 2012, 1,004,350 were exercisable with a weighted average exercise price of $4.33 per share. The total outstanding options had a weighted average remaining contractual life of 6.4 years.

The weighted average fair value per share of options granted during the first three months of 2012 was $10.02 and this was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Weighted-average volatility	46.0%
Expected dividend yield	0%
Expected life (in years)	4.75
Weighted-average risk-free interest rate	0.81%

Restricted Stock Units

During the three months ended March 31, 2012, we granted 62,367 restricted stock units with a grant date fair value of $25.32 per share. These restricted stock units vest over a four year period and, upon vesting, the holder is entitled to receive shares of our common stock.

NOTE F – Income Taxes

We recorded a provision for income taxes of $153,000 and $29,000 for the three months ended March 31, 2012 and 2011, respectively. We record our interim provision for income taxes based on our estimated annual effective tax rate for the year. Our provisions for income taxes included current federal alternative minimum tax expense and current foreign and state income tax expense. In addition, our provision for income taxes for the three months ended March 31, 2012 included deferred tax expense.

For periods prior to the fourth quarter of 2011, a full valuation allowance was recorded against all of our deferred tax assets as it was more-likely-than-not that we would not realize these deferred tax assets, largely due to our history of taxable losses since inception. Based on our assessment during the fourth quarter of 2011, we determined that it was more-likely-than-not that we would be able to realize approximately $12.8 million of our deferred tax assets, which enabled us to release a substantial portion of the valuation allowance previously recorded. This determination was based on weighing both the positive and negative evidence available including, but not limited to, our earnings history, our projected future taxable income, our business strategy and the nature of each of our deferred tax assets.

We are subject to income taxes in the U.S. federal and various state and international jurisdictions. As of March 31, 2012, we are generally subject to tax examinations for all prior years due to our net operating loss carryforwards.

As of March 31, 2012, we do not have any unrecognized tax benefits. It is our practice to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We do not expect any material changes in our unrecognized tax positions over the next 12 months.

NOTE G – Net Income per Share

Basic net income per share has been computed using the weighted average number of shares of common stock outstanding during each period. Diluted net income per share also includes the impact of our outstanding potential common shares, including options and restricted stock units. Potential common shares that are anti-dilutive are excluded from the calculation of diluted net income per share.

The following table presents the components of the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2012	2011
Numerator
Net income	$256	$492

Denominator
Weighted average common shares outstanding, basic	12,163	11,864
Options to purchase common stock	988	834
Restricted stock units	34	—

Weighted average common shares outstanding, diluted	13,185	12,698

Net income per share
Basic	$0.02	$0.04

Diluted	$0.02	$0.04

For the three months ended March 31, 2012, all outstanding potential common shares were included in the calculation of diluted net income per share. For the three months ended March 31, 2011, the effect of approximately 235,000 outstanding potential common shares was excluded from the calculation of diluted net income per share because they were anti-dilutive.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading provider of on-demand supply chain management solutions and the Retail Universe community, providing integration, collaboration, connectivity, visibility and data analytics to thousands of trading partners worldwide. We provide our solutions through SPSCommerce.net, a hosted software suite that improves the way suppliers, retailers, distributors and other trading partners manage and fulfill orders. We deliver our solutions to our customers over the Internet using a Software-as-a-Service model.

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

Key Financial Terms and Metrics

We have several key financial terms and metrics, including annualized average recurring revenues per recurring revenue customer. During the three months ended March 31, 2012, there were no changes in the definitions of our key financial terms and metrics, which are discussed in more detail under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission on March 9, 2012.

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

During the three months ended March 31, 2012, there were no significant changes in our critical accounting policies or estimates.

See Note A to our financial statements included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission on March 9, 2012, for additional information regarding our critical accounting policies, as well as a description of our other significant accounting policies.

Results of Operations

The following table presents our results of operations for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2012		2011		Change
		% of revenue		% of revenue	$	%
Revenues	$16,534	100.0%	$12,649	100.0%	$3,885	30.7%
Cost of revenues	4,448	26.9	3,321	26.3	1,127	33.9

Gross profit	12,086	73.1	9,328	73.7	2,758	29.6

Operating expenses
Sales and marketing	6,447	39.0	5,126	40.5	1,321	25.8
Research and development	1,732	10.5	1,240	9.8	492	39.7
General and administrative	3,188	19.3	2,455	19.4	733	29.9
Amortization of intangible assets	260	1.6	—	—	260	*

Total operating expenses	11,627	70.3	8,821	69.7	2,806	31.8

Income from operations	459	2.8	507	4.0	(48)	(9.5)
Other income (expense)
Interest income	15	0.1	32	0.3	(17)	(53.1)
Other expense	(65)	(0.4)	(18)	(0.1)	(47)	261.1

Total other income (expense), net	(50)	(0.3)	14	0.1	(64)	*

Income before income taxes	409	2.5	521	4.1	(112)	(21.5)
Income tax expense	(153)	(0.9)	(29)	(0.2)	(124)	427.6

Net income	$256	1.5	$492	3.9	(236)	(48.0)

Due to rounding, totals may not equal the sum of the line items in the table above.

*	Percentage is not meaningful.

Three Months Ended March 31, 2012 compared to Three Months Ended March 31, 2011

Revenues. Revenues for the three months ended March 31, 2012 increased $3.9 million, or 31%, to $16.5 million from $12.6 million for the same period in 2011. Our fiscal quarter ended March 31, 2012 represented our 45th consecutive quarter of increased revenues.

The increase in revenues resulted from two primary factors: the increase in recurring revenue customers and the increase in annualized average recurring revenues per recurring revenue customer.

•	The number of recurring revenue customers increased 26% to 16,433 at March 31, 2012 from 13,040 at March 31, 2011.

•

Annualized average recurring revenues per recurring revenue customer increased 7% to $3,529 for the three months ended March 31, 2012 from $3,291 for the same period in 2011. This increase was primarily attributable to increased fees resulting from increased usage of our solutions by our recurring revenue customers, including growth in large enterprise customers.

Recurring revenues from recurring revenue customers accounted for 87% of our total revenues for the three months ended March 31, 2012, compared to 83% for the same period in 2011. We anticipate that the number of recurring revenue customers and the recurring revenues per recurring revenue customer will continue to increase as we increase the number of solutions we offer and increase the penetration of those solutions across our customer base.

Cost of Revenues. Cost of revenues for the three months ended March 31, 2012 increased $1.1 million, or 34%, to $4.4 million from $3.3 million for the same period in 2011. The increase was attributable to increased costs for personnel, network services, referral fees and stock-based compensation. As a percentage of revenues, cost of revenues was 27% for the three months ended March 31, 2012, compared to 26% for the same period in 2011. Going forward, we anticipate that cost of revenues will continue to increase in absolute dollars as we build our business.

Sales and Marketing Expenses. Sales and marketing expenses for the three months ended March 31, 2012 increased $1.3 million, or 26%, to $6.4 million from $5.1 million for the same period in 2011. The increase in sales and marketing expenses was primarily due to increased personnel costs and higher commissions earned by sales personnel from new business. As a percentage of revenues, sales and marketing expenses were 39% for the three months ended March 31, 2012, compared to 41% for the same period in 2011. As we build our business, we will continue to add resources to our sales and marketing efforts over time, and we expect that these expenses will continue to increase in absolute dollars.

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2012 increased $492,000, or 40%, to $1.7 million from $1.2 million for the same period in 2011. The increase in research and development expenses was due primarily to increased personnel costs. As a percentage of revenues, research and development expenses were 11% for the three months ended March 31, 2012, compared to 10% for the same period in 2011. As we enhance and expand our solutions and applications, we expect that research and development expenses will continue to increase in absolute dollars.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2012 increased $733,000, or 30%, to $3.2 million from $2.5 million for the same period in 2011. The increase in general and administrative expenses was primarily due to increased personnel costs, as well as increased stock-based compensation, professional services and credit card processing expenses. As a percentage of revenues, general and administrative expenses were 19% for each of the three months ended March 31, 2012 and 2011. Going forward, we expect that general and administrative expenses will continue to increase in absolute dollars as we build our business.

Amortization of Intangible Assets. Amortization expense was $260,000 for the three months ended March 31, 2012 related to intangible assets recorded with the acquisition of Direct EDI in May 2011. There was no amortization expense for the comparable period in 2011.

Other Income (Expense). Interest income for the three months ended March 31, 2012 and 2011 was $15,000 and $32,000, respectively. Other expense for the three months ended March 31, 2012 and 2011 was $65,000 and $18,000, respectively.

Income Tax Expense. Income tax expense was $153,000 and $29,000 for the three months ended March 31, 2012 and 2011, respectively. We record our interim provision for income taxes based on our estimated annual effective tax rate for the year. Our provisions for income taxes included current federal alternative minimum tax expense and current foreign and state income tax expense. In addition, our provision for income taxes for the three months ended March 31, 2012 included deferred tax expense. The increase in income tax expense was primarily due to the reversal of substantially of the valuation allowance on our deferred tax assets in the fourth quarter of 2011 and the subsequent normal tax effect on our pretax income in 2012.

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

The following table provides a reconciliation of net income to Adjusted EBITDA (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Net income	$256	$492
Depreciation and amortization of property and equipment	592	422
Amortization of intangible assets	260	—
Interest expense	—	—
Interest income	(15)	(32)
Income tax expense	153	29

EBITDA	1,246	911
Stock-based compensation expense	612	312

Adjusted EBITDA	$1,858	$1,223

Non-GAAP Income per Share. Non-GAAP income per share, which is also a non-GAAP measure of financial performance, consists of net income plus non-cash, stock-based compensation expense and amortization expense related to intangible assets divided by the weighted average number of shares of common stock outstanding during each period. We believe non-GAAP income per share is useful to an investor because it is widely used to measure a company's operating performance.

The following table provides a reconciliation of net income to non-GAAP income per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2012	2011
Net income	$256	$492
Stock-based compensation expense	612	312
Amortization of intangible assets	260	—

Non-GAAP income	$1,128	$804

Shares used to compute non-GAAP income per share
Basic	12,163	11,864
Diluted	13,185	12,698

Non-GAAP income per share
Basic	$0.09	$0.07
Diluted	$0.09	$0.06

Liquidity and Capital Resources

At March 31, 2012, our principal sources of liquidity were cash and cash equivalents of $33.1 million and accounts receivable, net of allowance for doubtful accounts, of $8.0 million. Our working capital at March 31, 2012 was $38.6 million compared to $36.8 million at December 31, 2011. The increase in working capital from December 31, 2011 to March 31, 2012 resulted primarily from the following:

•	$1.1 million increase in cash and cash equivalents, due primarily to cash provided by operations, slightly offset by cash used for capital expenditures;

•	$337,000 increase in deferred costs, current, for expenses related to increased implementation resources and commission payments for new business;

•	$131,000 increase in prepaid expenses and other current assets, primarily related to prepaid service contracts;

•	$171,000 decrease in accounts payable, primarily due to timing of payments;

•	$570,000 decrease in accrued compensation and benefits, due payments made in early 2012 for bonuses accrued as of December 31, 2011 slightly offset by an increase in salary accruals;

•	$214,000 increase in accrued expenses and other current liabilities, primarily due to an increase in accruals for professional services; and,

•	$237,000 increase in deferred revenue, current, due to new business for the three months ended March 31, 2012.

Net Cash Flows from Operating Activities

Net cash provided by operating activities was $1.6 million for the three months ended March 31, 2012 compared to $560,000 for the same period in 2011. The $236,000 decrease in net income was more than offset by the changes in non-cash expenses, including increased amortization and stock-based compensation, and the changes in working capital accounts discussed above, resulting in the overall increase in net cash provided by operations.

Net Cash Flows from Investing Activities

Net cash used in investing activities was $630,000 for the three months ended March 31, 2012 and $488,000 for the same period in 2011, all for capital expenditures. Our capital expenditures are for supporting our business growth and existing customer base, as well as for our internal use such as equipment for our employees.

Net Cash Flows from Financing Activities

Net cash provided by financing activities was $104,000 for the three months ended March 31, 2012, representing the proceeds and excess tax benefit from the exercise of stock options. Net cash used in financing activities was $98,000 for the three months ended March 31, 2011, representing repayments of capital lease obligations slightly offset by proceeds from the exercise of stock options.

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

There were no borrowings outstanding at March 31, 2012 and we were in compliance with all covenants under the revolving credit agreement as of that date.

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

Inflation and changing prices did not have a material effect on our business during the three months ended March 31, 2012. We do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity Risk

For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities. We did not have any outstanding debt as of March 31, 2012. We therefore do not have any material risk to interest rate fluctuations unless we borrow under our credit facility.

Foreign Currency Exchange Risk

Our results of operations and cash flows are not materially affected by fluctuations in foreign currency exchange rates.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently subject to any material legal proceedings. From time to time, however, we may be engaged in legal actions arising from our normal business activities. Any such actions, even those that lack merit, could result in the expenditure of significant financial and managerial resources.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission on March 9, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index immediately following the signatures to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 8, 2012	SPS COMMERCE, INC.

/S/ KIMBERLY K. NELSON
Kimberly K. Nelson
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Standard Form Office Lease, dated February 14, 2012, by and between the registrant and CSDV-MN Limited Partnership (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on February 17, 2012 (File No. 001-34702)).

10.2	Form of Incentive Stock Option Agreement under 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on February 17, 2012 (File No. 001-34702)).

10.3	Form of Non-Statutory Stock Option Agreement (Employee) under 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on February 17, 2012 (File No. 001-34702)).

10.4	Form of Non-Statutory Stock Option Agreement (Director) under 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the Commission on February 17, 2012 (File No. 001-34702)).

10.5	Form of Restricted Stock Unit Award Agreement under 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the Commission on February 17, 2012 (File No. 001-34702)).

10.6	Form of Restricted Stock Award Agreement under 2010 Equity Incentive Plan (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T.