Form 10-Q
period 2012-06-30
SPS COMMERCE INC
filed 2012-08-06
CIK 1092699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2012

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding at July 26, 2012 was 12,402,001 shares.

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

PART I. – FINANCIAL INFORMATION

Item 1.	Financial Statements

SPS COMMERCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except share amounts)

	June 30, 2012	December 31, 2011

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$35,501	$31,985
Accounts receivable, less allowance for doubtful accounts of $288 and $222, respectively	9,029	7,958
Deferred costs, current	6,509	5,748
Deferred income taxes, current	782	783
Prepaid expenses and other current assets	1,604	1,765

Total current assets	53,425	48,239
PROPERTY AND EQUIPMENT, net	4,028	3,382
GOODWILL	5,853	5,853
INTANGIBLE ASSETS, net	5,247	5,767
OTHER ASSETS
Deferred costs, net of current portion	2,885	2,510
Deferred income taxes, net of current portion	11,424	11,787
Other non-current assets	84	80

	$82,946	$77,618

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,944	$1,411
Accrued compensation and benefits	4,806	5,118
Accrued expenses and other current liabilities	1,560	1,097
Deferred revenue, current	4,366	3,840

Total current liabilities	12,676	11,466

OTHER LIABILITIES
Deferred revenue, less current portion	7,873	6,599

Total liabilities	20,549	18,065

COMMITMENTS and CONTINGENCIES

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 55,000,000 shares authorized; 12,386,417 and 12,138,858 shares issued and outstanding, respectively	12	12
Additional paid-in capital	110,768	108,606
Accumulated deficit	(48,383)	(49,065)

Total stockholders’ equity	62,397	59,553

	$82,946	$77,618

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPS COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$17,821	$13,937	$34,355	$26,586
Cost of revenues	4,843	3,750	9,291	7,071

Gross profit	12,978	10,187	25,064	19,515

Operating expenses
Sales and marketing	6,972	5,852	13,419	10,978
Research and development	1,830	1,414	3,562	2,654
General and administrative	3,165	2,839	6,353	5,294
Amortization of intangible assets	260	123	520	123

Total operating expenses	12,227	10,228	23,854	19,049

Income (loss) from operations	751	(41)	1,210	466
Other income (expense)
Interest income	13	26	28	58
Other expense	(38)	(16)	(103)	(34)

Total other income (expense), net	(25)	10	(75)	24

Income (loss) before income taxes	726	(31)	1,135	490
Income tax expense	(300)	(78)	(453)	(107)

Net income (loss)	$426	$(109)	$682	$383

Net income (loss) per share
Basic	$0.03	$(0.01)	$0.06	$0.03
Diluted	$0.03	$(0.01)	$0.05	$0.03

Weighted average common shares used to compute net income (loss) per share
Basic	12,284	11,919	12,224	11,892
Diluted	13,026	11,919	13,106	12,659

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPS COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities
Net income	$682	$383
Reconciliation of net income to net cash provided by operating activities
Deferred income taxes	364	—
Depreciation and amortization of property and equipment	1,244	895
Amortization of intangible assets	520	123
Provision for doubtful accounts	164	120
Stock-based compensation	1,327	799
Changes in assets and liabilities, net of effect of acquisition
Accounts receivable	(1,235)	(1,799)
Deferred costs	(1,136)	(708)
Prepaid expenses and other current assets	157	(593)
Accounts payable	533	823
Accrued compensation and benefits	(312)	259
Accrued expenses and other current liabilities	463	216
Deferred revenue	1,800	608

Net cash provided by operating activities	4,571	1,126

Cash flows from investing activities
Purchases of property and equipment	(1,890)	(989)
Acquisition of Direct EDI	—	(10,865)

Net cash used in investing activities	(1,890)	(11,854)

Cash flows from financing activities
Payments of capital lease obligations	—	(122)
Net proceeds from exercise of options to purchase common stock	811	273
Excess tax benefit from exercise of options to purchase common stock	24	—
Stock offering costs	—	(108)

Net cash provided by financing activities	835	43

Net increase (decrease) in cash and cash equivalents	3,516	(10,685)
Cash and cash equivalents at beginning of period	31,985	40,473

Cash and cash equivalents at end of period	$35,501	$29,788

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

Significant Accounting Policies

During the six months ended June 30, 2012, there were no material changes in our significant accounting policies. See Note A to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission on March 9, 2012, for additional information regarding our significant accounting policies.

Recent Accounting Pronouncements

We have evaluated all recent accounting pronouncements and believe that none of them will have a material effect on our consolidated financial statements.

NOTE B – Financial Statement Components

Intangible Assets, net

Intangible assets included the following (in thousands):

	June 30, 2012			December 31, 2011
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net

Subscriber relationships	$7,180	$(2,769)	$4,411	$7,180	$(2,394)	$4,786
Non-competition agreements	1,450	(614)	836	1,450	(469)	981

	$8,630	$(3,383)	$5,247	$8,630	$(2,863)	$5,767

Amortization expense for intangible assets was $260,000 and $520,000 for the three and six months ended June 30, 2012, and $123,000 for each of the three and six months ended June 30, 2011.

NOTE C – Line of Credit

We have a revolving credit agreement with JPMorgan Chase Bank, N.A. which provides for a $20 million revolving credit facility that we may draw upon from time to time, subject to certain terms and conditions, and will mature on September 30, 2016. There were no borrowings outstanding at June 30, 2012 and we were in compliance with all covenants under the revolving credit agreement as of that date.

NOTE D – Commitments and Contingencies

Operating Leases

On February 14, 2012, we executed a new lease agreement for our current headquarters location which commences on November 1, 2012 and expires on April 30, 2020. The lease includes additional square footage upon commencement, an automatic expansion of space on or about September 1, 2013, a right of first offer to lease certain additional space, and two options to extend the term of the lease for three years at a market rate determined in accordance with the lease. We will also have a rent holiday from November 2012 to October 2013 which will be incorporated into our deferred rent calculation upon commencement of the lease. In connection with this new lease, we delivered to the landlord cash or an irrevocable letter of credit for approximately $172,000, subject to increase based on square footage expansion, as security for performance of our obligations under the lease.

At June 30, 2012, our future minimum payments under operating leases were as follows (in thousands):

Remainder of 2012	$473
2013	306
2014	2,283
2015	2,391
2016	2,500
Thereafter	9,246

$17,199

NOTE E – Stock-Based Compensation

Our equity compensation plans provide for the grant of incentive and nonqualified stock options, as well as other stock-based awards, to employees, non-employee directors and other consultants who provide services to us. Stock options generally vest over four years and have a contractual term of seven to ten years from the date of grant. At June 30, 2012, there were approximately 1.1 million shares available for grant under approved equity compensation plans.

We recorded stock-based compensation expense of $715,000 and $1.3 million for the three and six months ended June 30, 2012, respectively. We recorded stock-based compensation expense of $487,000 and $799,000 for the three and six months ended June 30, 2011, respectively. This expense was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of revenues	$116	$72	$214	$118
Operating expenses
Sales and marketing	217	137	395	226
Research and development	29	16	51	23
General and administrative	353	262	667	432

Total stock-based compensation expense	$715	$487	$1,327	$799

As of June 30, 2012, there was approximately $6.8 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a straight line basis over a weighted average period of 2.3 years.

Stock Options

Our stock option activity was as follows:

	Options (#)	Weighted Average Exercise Price ($/share)
Outstanding at December 31, 2011	1,669,409	$8.14
Granted	210,001	25.59
Exercised	(247,559)	3.11
Forfeited	(16,301)	19.33

Outstanding at June 30, 2012	1,615,550	11.07

Of the total outstanding options at June 30, 2012, 922,469 were exercisable with a weighted average exercise price of $5.85 per share. The total outstanding options had a weighted average remaining contractual life of 6.7 years.

The weighted average fair value per share of options granted during the first six months of 2012 was $10.13 and this was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Weighted-average volatility	46.2%
Expected dividend yield	0%
Expected life (in years)	4.75
Weighted-average risk-free interest rate	0.81%

Restricted Stock Units

During the six months ended June 30, 2012, we granted 65,510 restricted stock units with a weighted average grant date fair value of $25.43 per share. These restricted stock units vest over a four year period and, upon vesting, the holder is entitled to receive shares of our common stock.

Restricted Stock Awards

During the six months ended June 30, 2012, we granted 6,330 restricted stock awards with a weighted average grant date fair value of $27.55 per share. These restricted stock units vest over a one year period and, upon vesting, the holder is entitled to receive shares of our common stock.

NOTE F – Income Taxes

We recorded a provision for income taxes of $300,000 and $453,000 for the three and six months ended June 30, 2012, respectively. We recorded a provision for income taxes of $78,000 and $107,000 for the three and six months ended June 30, 2011, respectively. We record our interim provision for income taxes based on our estimated annual effective tax rate for the year. Our provisions for income taxes included current federal alternative minimum tax expense and current foreign and state income tax expense. In addition, our provision for income taxes for the three and six months ended June 30, 2012 included deferred tax expense.

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

We are subject to income taxes in the U.S. federal and various state and international jurisdictions. As of June 30, 2012, we are generally subject to tax examinations for all prior years due to our net operating loss carryforwards.

As of June 30, 2012, we do not have any unrecognized tax benefits. It is our practice to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We do not expect any material changes in our unrecognized tax positions over the next 12 months.

NOTE G – Net Income (Loss) per Share

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

The following table presents the components of the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Numerator
Net income (loss)	$426	$(109)	$682	$383

Denominator
Weighted average common shares outstanding, basic	12,284	11,919	12,224	11,892
Options to purchase common stock	728	—	858	767
Restricted stock units and awards	14	—	24	—

Weighted average common shares outstanding, diluted	13,026	11,919	13,106	12,659

Net income (loss) per share
Basic	$0.03	$(0.01)	$0.06	$0.03

Diluted	$0.03	$(0.01)	$0.05	$0.03

For the three and six months ended June 30, 2012, the effect of approximately 22,000 outstanding potential common shares was excluded from the calculation of diluted net income per share. For the three and six months ended June 30, 2011, the effect of approximately 420,000 outstanding potential common shares was excluded from the calculation of diluted net income (loss) per share because they were anti-dilutive.

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

Key Financial Terms and Metrics

We have several key financial terms and metrics, including annualized average recurring revenues per recurring revenue customer. During the six months ended June 30, 2012, there were no changes in the definitions of our key financial terms and metrics, which are discussed in more detail under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission on March 9, 2012.

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

During the six months ended June 30, 2012, there were no significant changes in our critical accounting policies or estimates.

See Note A to our financial statements included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission on March 9, 2012, for additional information regarding our critical accounting policies, as well as a description of our other significant accounting policies.

Results of Operations

The following table presents our results of operations for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2012		2011		Change
		% of revenue		% of revenue	$	%
Revenues	$17,821	100.0%	$13,937	100.0%	$3,884	27.9%
Cost of revenues	4,843	27.2	3,750	26.9	1,093	29.1

Gross profit	12,978	72.8	10,187	73.1	2,791	27.4

Operating expenses
Sales and marketing	6,972	39.1	5,852	42.0	1,120	19.1
Research and development	1,830	10.3	1,414	10.1	416	29.4
General and administrative	3,165	17.8	2,839	20.4	326	11.5
Amortization of intangible assets	260	1.5	123	0.9	137	111.4

Total operating expenses	12,227	68.6	10,228	73.4	1,999	19.5

Income (loss) from operations	751	4.2	(41)	(0.3)	792	*

Other income (expense)
Interest income	13	0.1	26	0.2	(13)	(50.0)
Other expense	(38)	(0.2)	(16)	(0.1)	(22)	137.5

Total other income (expense), net	(25)	(0.1)	10	0.1	(35)	*

Income (loss) before income taxes	726	4.1	(31)	(0.2)	757	*

Income tax expense	(300)	(1.7)	(78)	(0.6)	(222)	284.6

Net income (loss)	$426	2.4	$(109)	(0.8)	535	*

	Six Months Ended June 30,
	2012		2011		Change
		% of revenue		% of revenue	$	%
Revenues	$34,355	100.0%	$26,586	100.0%	$7,769	29.2%
Cost of revenues	9,291	27.0	7,071	26.6	2,220	31.4

Gross profit	25,064	73.0	19,515	73.4	5,549	28.4

Operating expenses:
Sales and marketing	13,419	39.1	10,978	41.3	2,441	22.2
Research and development	3,562	10.4	2,654	10.0	908	34.2
General and administrative	6,353	18.5	5,294	19.9	1,059	20.0
Amortization of intangible assets	520	1.5	123	0.5	397	322.8

Total operating expenses	23,854	69.4	19,049	71.7	4,805	25.2

Income from operations	1,210	3.5	466	1.8	744	159.7

Other income (expense):
Interest income	28	0.1	58	0.2	(30)	(51.7)
Other expense	(103)	(0.3)	(34)	(0.1)	(69)	202.9

Total other income (expense), net	(75)	(0.2)	24	0.1	(99)	*

Income before income taxes	1,135	3.3	490	1.8	645	131.6

Income tax expense	(453)	(1.3)	(107)	(0.4)	(346)	323.4

Net income	$682	2.0	$383	1.4	299	78.1

Due to rounding, totals may not equal the sum of the line items in the table above.

*	Percentage is not meaningful.

Three and Six Months Ended June 30, 2012 compared to Three and Six Months Ended June 30, 2011

Revenues. Revenues for the three months ended June 30, 2012 increased $3.9 million, or 28%, to $17.8 million from $13.9 million for the same period in 2011. Our fiscal quarter ended June 30, 2012 represented our 46th consecutive quarter of increased revenues. Revenues for the six months ended June 30, 2012 increased $7.8 million, or 29%, to $34.4 million from $26.6 million for the same period in 2011.

The increase in revenues resulted from two primary factors: the increase in recurring revenue customers and the increase in annualized average recurring revenues per recurring revenue customer.

•	The number of recurring revenue customers increased 11% to 17,035 at June 30, 2012 from 15,324 at June 30, 2011.

•

Annualized average recurring revenues per recurring revenue customer increased 10% to $3,668 for the three months ended June 30, 2012 from $3,321 for the same period in 2011. This increase was primarily attributable to increased fees resulting from increased usage of our solutions by our recurring revenue customers, including growth in larger customers.

Recurring revenues from recurring revenue customers accounted for 86% of our total revenues for the three and six months ended June 30, 2012, respectively, compared to 84% for each of the same periods in 2011. We anticipate that the number of recurring revenue customers and the recurring revenues per recurring revenue customer will continue to increase as we increase the number of solutions we offer and increase the penetration of those solutions across our customer base.

Cost of Revenues. Cost of revenues for the three months ended June 30, 2012 increased $1.1 million, or 29%, to $4.8 million from $3.7 million for the same period in 2011. Cost of revenues for the six months ended June 30, 2012 increased $2.2 million, or 31%, to $9.3 million from $7.1 million for the same period in 2011. The increase in cost of revenues was attributable to increased costs for personnel and depreciation for both the three and six month periods in 2012. In addition, increased costs for network services and stock-based compensation contributed to the increase in cost of revenues for the six month period in 2012. As a percentage of revenues, cost of revenues was 27% for the three and six months ended June 30, 2012, which was comparable to the same periods in 2011. Going forward, we anticipate that cost of revenues will continue to increase in absolute dollars as we build our business.

Sales and Marketing Expenses. Sales and marketing expenses for the three months ended June 30, 2012 increased $1.1 million, or 19%, to $7.0 million from $5.9 million for the same period in 2011. Sales and marketing expenses for the six months ended June 30, 2012 increased $2.4 million, or 22%, to $13.4 million from $11.0 million for the same period in 2011. The increase in sales and marketing expenses for both the three and six month periods in 2012 was primarily due to increased personnel costs and higher commissions earned by sales personnel from new business, as well as increased stock-based compensation and marketing costs. As a percentage of revenues, sales and marketing expenses were 39% for the three and six months ended June 30, 2012, compared to 42% and 41% for the same periods in 2011, respectively. As we build our business, we will continue to add resources to our sales and marketing efforts over time, and we expect that these expenses will continue to increase in absolute dollars.

Research and Development Expenses. Research and development expenses for the three months ended June 30, 2012 increased $416,000, or 29%, to $1.8 million from $1.4 million for the same period in 2011. Research and development expenses for the six months ended June 30, 2012 increased $908,000, or 34%, to $3.6 million from $2.7 million for the same period in 2011. The increase in research and development expenses for both the three and six month periods in 2012 was due primarily to increased personnel costs, stock-based compensation and depreciation expense. As a percentage of revenues, research and development expenses were 10% for all periods presented. As we enhance and expand our solutions and applications, we expect that research and development expenses will continue to increase in absolute dollars.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2012 increased $326,000, or 11%, to $3.2 million from $2.8 million for the same period in 2011. General and administrative expenses for the six months ended June 30, 2012 increased $1.1 million, or 20%, to $6.4 million from $5.3 million for the same period in 2011. The increase in general and administrative expenses for both the three and six month periods in 2012 was primarily due to increased personnel costs, as well as increased stock-based compensation and credit card processing expenses. As a percentage of revenues, general and administrative expenses were 18% for each of the three and six months ended June 30, 2012 compared to 20% for each of the same periods in 2011. Going forward, we expect that general and administrative expenses will continue to increase in absolute dollars as we build our business.

Amortization of Intangible Assets. Amortization expense was $260,000 and $520,000 for the three and six months ended June 30, 2012, compared to $123,000 for each of the comparable periods in 2011. All amortization was related to intangible assets recorded with the acquisition of Direct EDI in May 2011.

Other Income (Expense). Interest income for the three and six months ended June 30, 2012 was $13,000 and $28,000, respectively, compared to $26,000 and $58,000 for the same periods in 2011. Other expense for the three and six months ended June 30, 2012 was $38,000 and $103,000, respectively, and $16,000 and $34,000 for the same periods in 2011.

Income Tax Expense. Income tax expense was $300,000 and $453,000 for the three and six months ended June 30, 2012, respectively. Income tax expense was $78,000 and $107,000 for the three and six months ended June 30, 2011, respectively. We record our interim provision for income taxes based on our estimated annual effective tax rate for the year. Our provisions for income taxes included current federal alternative minimum tax expense and current foreign and state income tax expense. In addition, our provision for income taxes for the three and six months ended June 30, 2012 included deferred tax expense. The increase in income tax expense for the three and six month periods in 2012, from the comparable periods in 2011, was primarily related to deferred tax expense incurred in 2012 subsequent to the reversal of substantially all of the valuation allowance on our deferred tax assets in the fourth quarter of 2011.

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

The following table provides a reconciliation of net income (loss) to Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income (loss)	$426	$(109)	$682	$383
Depreciation and amortization of property and equipment	652	473	1,244	895
Amortization of intangible assets	260	123	520	123
Interest expense	—	—	—	—
Interest income	(13)	(26)	(28)	(58)
Income tax expense	300	78	453	107

EBITDA	1,625	539	2,871	1,450
Stock-based compensation expense	715	487	1,327	799

Adjusted EBITDA	$2,340	$1,026	$4,198	$2,249

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

The following table provides a reconciliation of net income (loss) to non-GAAP income per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income (loss)	$426	$(109)	$682	$383
Stock-based compensation expense	715	487	1,327	799
Amortization of intangible assets	260	123	520	123

Non-GAAP income	$1,401	$501	$2,529	$1,305

Shares used to compute non-GAAP income per share
Basic	12,284	11,919	12,224	11,892
Diluted	13,026	12,620	13,106	12,659

Non-GAAP income per share
Basic	$0.11	$0.04	$0.21	$0.11
Diluted	$0.11	$0.04	$0.19	$0.10

Liquidity and Capital Resources

At June 30, 2012, our principal sources of liquidity were cash and cash equivalents of $35.5 million and accounts receivable, net of allowance for doubtful accounts, of $9.0 million. Our working capital at June 30, 2012 was $40.7 million compared to $36.8 million at December 31, 2011. The increase in working capital from December 31, 2011 to June 30, 2012 resulted primarily from the following:

•

$3.5 million increase in cash and cash equivalents, due primarily to cash provided by operations and cash received from the exercise of stock options, slightly offset by cash used for capital expenditures;

•	$1.1 million increase in net accounts receivable, due to new business for the six months ended June 30, 2012;

•	$761,000 increase in deferred costs, current, for expenses related to increased implementation resources and commission payments for new business;

•	$161,000 decrease in prepaid expenses and other current assets, primarily related to prepaid service contracts;

•	$533,000 increase in accounts payable, primarily due to timing of payments;

•	$312,000 decrease in accrued compensation and benefits, due primarily to payments made in early 2012 for bonuses accrued as of December 31, 2011;

•	$463,000 increase in accrued expenses and other current liabilities, primarily due to an increase in accruals for professional services; and,

•	$526,000 increase in deferred revenue, current, due to new business for the six months ended June 30, 2012.

Net Cash Flows from Operating Activities

Net cash provided by operating activities was $4.6 million for the six months ended June 30, 2012 compared to $1.1 million for the same period in 2011. The $299,000 increase in net income and the changes in non-cash expenses, including increased amortization and stock-based compensation, and the changes in working capital accounts discussed above, resulted in the overall increase in net cash provided by operations.

Net Cash Flows from Investing Activities

Net cash used in investing activities was $1.9 million for the six months ended June 30, 2012, all for capital expenditures. Our capital expenditures are for supporting our business growth and existing customer base, as well as for our internal use such as equipment for our employees. Net cash used in investing activities was $11.9 million for the six months ended June 30, 2011, and represented $10.9 million for the acquisition of Direct EDI and $1.0 million for capital expenditures.

Net Cash Flows from Financing Activities

Net cash provided by financing activities was $835,000 for the six months ended June 30, 2012, representing the proceeds and excess tax benefit from the exercise of stock options. Net cash provided by financing activities was $43,000 for the six months ended June 30, 2011, representing proceeds from the exercise of stock options substantially offset by repayments of capital lease obligations and payment of offering costs related to the issuance of common stock.

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

There were no borrowings outstanding at June 30, 2012 and we were in compliance with all covenants under the revolving credit agreement as of that date.

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

Inflation and changing prices did not have a material effect on our business during the six months ended June 30, 2012. We do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity Risk

For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities. We did not have any outstanding debt as of June 30, 2012. We therefore do not have any material risk to interest rate fluctuations unless we borrow under our credit facility.

Foreign Currency Exchange Risk

Our results of operations and cash flows are not materially affected by fluctuations in foreign currency exchange rates.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2012, we implemented a new Enterprise Resource Planning (“ERP”) system to support the overall growth in our business. The implementation was designed, in part, to enhance the overall system of internal control over financial reporting through further automation of various business processes. This implementation has resulted in changes to certain internal controls over financial reporting. We believe we have taken the necessary steps to monitor and maintain appropriate internal controls impacting financial reporting.

There were no other changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 6, 2012	SPS COMMERCE, INC.

/s/ KIMBERLY K. NELSON
Kimberly K. Nelson
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T (filed herewith).