Form 10-Q
period 2012-09-30
SPS COMMERCE INC
filed 2012-11-07
CIK 1092699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2012

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding at October 25, 2012 was 14,683,384 shares.

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

PART I. – FINANCIAL INFORMATION

Item 1.	Financial Statements

SPS COMMERCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except share amounts)

	September 30,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$69,715	$31,985
Accounts receivable, less allowance for doubtful accounts of $ 244 and $ 222, respectively	10,146	7,958
Deferred costs, current	6,903	5,748
Deferred income taxes, current	782	783
Prepaid expenses and other current assets	2,398	1,765

Total current assets	89,944	48,239
PROPERTY AND EQUIPMENT, net	5,567	3,382
GOODWILL	25,487	5,853
INTANGIBLE ASSETS, net	20,957	5,767
OTHER ASSETS
Deferred costs, net of current portion	3,030	2,510
Deferred income taxes, net of current portion	11,568	11,787
Other non-current assets	191	80

	$156,744	$77,618

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,739	$1,411
Accrued compensation and benefits	6,634	5,118
Accrued expenses and other current liabilities	1,276	1,097
Deferred revenue, current	5,262	3,840

Total current liabilities	15,911	11,466

OTHER LIABILITIES
Deferred revenue, less current portion	8,003	6,599

Total liabilities	23,914	18,065

COMMITMENTS and CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 55,000,000 shares authorized; 14,683,384 and 12,138,858 shares issued and outstanding, respectively	15	12
Additional paid-in capital	181,024	108,606
Accumulated deficit	(48,209)	(49,065)

Total stockholders’ equity	132,830	59,553

	$156,744	$77,618

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPS COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$20,267	$15,529	$54,622	$42,115
Cost of revenues	5,945	4,076	15,236	11,147

Gross profit	14,322	11,453	39,386	30,968

Operating expenses
Sales and marketing	7,840	6,404	21,259	17,382
Research and development	2,088	1,605	5,650	4,259
General and administrative	3,726	2,914	10,079	8,208
Amortization of intangible assets	530	260	1,050	383

Total operating expenses	14,184	11,183	38,038	30,232

Income from operations	138	270	1,348	736
Other income (expense)
Interest expense	(27)	—	(27)	—
Interest income	6	16	34	74
Other expense	(67)	(28)	(170)	(62)

Total other income (expense), net	(88)	(12)	(163)	12

Income before income taxes	50	258	1,185	748
Income tax benefit (expense)	124	(81)	(329)	(188)

Net income	$174	$177	$856	$560

Net income per share
Basic	$0.01	$0.01	$0.07	$0.05
Diluted	$0.01	$0.01	$0.06	$0.04
Weighted average common shares used to compute net income per share
Basic	13,042	11,970	12,500	11,918
Diluted	13,894	12,735	13,373	12,685

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPS COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net income	$856	$560
Reconciliation of net income to net cash provided by operating activities
Deferred income taxes	220	—
Depreciation and amortization of property and equipment	2,117	1,436
Amortization of intangible assets	1,050	383
Provision for doubtful accounts	295	245
Stock-based compensation	2,042	1,286
Changes in assets and liabilities, net of effect of acquisitions
Accounts receivable	(1,184)	(2,265)
Deferred costs	(1,675)	(1,219)
Prepaid expenses and other current assets	(484)	(264)
Accounts payable	1,328	389
Accrued compensation and benefits	1,516	1,612
Accrued expenses and other current liabilities	179	60
Deferred revenue	2,006	1,323

Net cash provided by operating activities	8,266	3,546

Cash flows from investing activities
Business acquisitions, net of cash acquired	(26,262)	(10,865)
Purchases of property and equipment	(2,845)	(1,716)

Net cash used in investing activities	(29,107)	(12,581)

Cash flows from financing activities
Payments of capital lease obligations	(410)	(122)
Net proceeds from exercise of options to purchase common stock	1,137	338
Excess tax benefit from exercise of options to purchase common stock	24	—
Proceeds from common stock offering	57,940	—
Stock offering costs	(120)	(108)

Net cash provided by financing activities	58,571	108

Net increase (decrease) in cash and cash equivalents	37,730	(8,927)
Cash and cash equivalents at beginning of period	31,985	40,473

Cash and cash equivalents at end of period	$69,715	$31,546

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

Significant Accounting Policies

During the nine months ended September 30, 2012, there were no material changes in our significant accounting policies. See Note A to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission on March 9, 2012, for additional information regarding our significant accounting policies.

Recent Accounting Pronouncements

We have evaluated all recent accounting pronouncements and believe that none of them will have a material effect on our consolidated financial statements.

NOTE B – Business Acquisition

On August 6, 2012, we entered into an asset purchase agreement with Edifice Information Management Systems, Inc. (“Edifice”), a privately-held information services company specializing in the collection, analysis and distribution of point-of-sale data used by retailers and suppliers to improve their supply chain efficiencies. We completed the asset purchase on August 7, 2012. Under the asset purchase agreement, we purchased and acquired substantially all of the assets of Edifice for $26.3 million in cash and 347,852 shares of our common stock. We also assumed certain liabilities of Edifice. This acquisition allows us to expand our point-of-sale analytic offerings, expand our base of recurring revenue customers and add suppliers to our network.

Purchase Price Allocation

We accounted for the acquisition as a business combination. We allocated the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. We engaged an independent third-party valuation firm to assist us in the determination of the value of the purchased intangible assets. The excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. Goodwill is attributed to a trained workforce and other buyer-specific value resulting from expected synergies, including long-term cost savings, which are not included in the fair values of assets. Goodwill will not be amortized; however it is deductible for tax purposes. Although we believe the purchase price allocation is substantially complete, it is considered preliminary and the finalization of the valuation of the net tangible and intangible assets acquired and liabilities assumed could result in a future adjustment to the purchase price allocation.

The purchase price consisted of the following (in thousands):

Cash	$26,275
SPS Commerce common stock	11,396

$37,671

We borrowed $11.0 million under our existing line of credit to fund a portion of the cash paid for the acquisition. The number of shares of our common stock issued for the acquisition was 347,852 shares as calculated according to the terms of the purchase agreement. The fair value of the shares issued was determined using the closing price of our common stock on August 6, 2012.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Current assets	$1,457
Property and equipment	1,456
Goodwill	19,634
Intangible assets	16,240
Other assets	116
Current liabilities	(1,232)

$37,671

Purchased Intangible Assets

The following table summarizes the estimated fair value of the purchased intangible assets and their estimated useful lives:

Purchased Intangible Assets	Estimated Fair Value (in thousands)	Estimated Life (in years)
Customer relationships	$15,980	9
Non-competition agreements	260	5

Total	$16,240

The purchased intangible assets are being amortized on a straight-line basis over their estimated useful lives. Amortization expense related to these intangible assets was $270,000 for the period from August 7, 2012 through September 30, 2012.

Acquisition-Related Costs and Post-Acquisition Operating Results

Acquisition-related costs were $212,000 and are included in our condensed consolidated statements of operations for the three and nine months ended September 30, 2012. The operating results of Edifice have been included in our condensed consolidated financial statements from August 7, 2012, the date of the acquisition. For the period from August 7, 2012 through September 30, 2012, approximately $1.8 million of our revenues were derived from Edifice customers. The amount of operating income or loss from Edifice was not separately identifiable due to our integration.

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below presents the combined operating results of SPS Commerce and Edifice as if the acquisition had occurred on January 1, 2011. The unaudited pro forma information includes the historical operating results of each company and pro forma adjustments for the approximate $1.8 million of annual amortization expense related to purchased intangible assets and the additional impact on the provision or benefit for income taxes, resulting from the combined income and intangible amortization expense, using our statutory blended income tax rate of 36.5%.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2012	2011	2012	2011
Pro forma total revenue	$20,477	$18,234	$60,994	$49,934
Pro forma net income (loss)	$72	$(75)	$689	$(180)
Pro forma net income (loss) per share
Basic	$0.01	$(0.01)	$0.05	$(0.01)
Diluted	$0.01	$(0.01)	$0.05	$(0.01)

The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have actually been reported had the acquisition occurred on January 1, 2011, nor is it necessarily indicative of our results of operations for any future periods.

NOTE C – Intangible Assets, net

Intangible assets included the following (in thousands):

	September 30, 2012			December 31, 2011
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Customer relationships	$23,160	$(3,219)	$19,941	$7,180	$(2,394)	$4,786
Non-competition agreements	1,710	(694)	1,016	1,450	(469)	981

	$24,870	$(3,913)	$20,957	$8,630	$(2,863)	$5,767

Amortization expense for intangible assets was $530,000 and $1.1 million for the three and nine months ended September 30, 2012, respectively. Amortization expense was $260,000 and $383,000 for the three and nine months ended September 30, 2011, respectively.

At September 30, 2012, future amortization expense for intangible assets was as follows (in thousands):

Remainder of 2012	$717
2013	2,867
2014	2,688
2015	2,578
2016	2,578
Thereafter	9,239

$20,667

The table above does not include amounts related to non-competition agreements where the term of the agreement has not yet started. The term of such agreements, and the related amortization, begins with the termination of employment of the respective employee(s).

NOTE D – Line of Credit

We have a revolving credit agreement with JPMorgan Chase Bank, N.A. which provides for a $20 million revolving credit facility that we may draw upon from time to time, subject to certain terms and conditions, and will mature on September 30, 2016.

In connection with the acquisition of Edifice (see Note B), we borrowed $11.0 million under our line of credit to fund a portion of the cash paid for the acquisition. On September 11, 2012, this debt was repaid in full with a portion of the proceeds received from our public offering of common stock on that date (see Note F).

There were no borrowings outstanding at September 30, 2012 and we were in compliance with all covenants under the revolving credit agreement as of that date.

NOTE E – Commitments and Contingencies

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

At September 30, 2012, our future minimum payments under operating leases were as follows (in thousands):

Remainder of 2012	$174
2013	306
2014	2,283
2015	2,391
2016	2,500
Thereafter	9,246

$16,900

NOTE F – Stockholders’ Equity

In connection with the acquisition of Edifice (see Note B), we issued 347,852 shares of our common stock. The fair value of the shares issued was determined using the closing price of our common stock on August 6, 2012.

On September 11, 2012, we completed a public stock offering where we issued and sold 1,840,000 shares of common stock, including 240,000 shares sold pursuant to the exercise in full of the underwriters’ over-allotment option, at a price to the public of $33.50 per share. We received net proceeds of approximately $57.8 million from this offering after payment of approximately $3.8 million of underwriting discounts and commissions and legal, accounting and other fees incurred in connection with the offering.

NOTE G – Stock-Based Compensation

Our equity compensation plans provide for the grant of incentive and nonqualified stock options, as well as other stock-based awards, to employees, non-employee directors and other consultants who provide services to us. Stock options generally vest over four years and have a contractual term of seven to ten years from the date of grant. At September 30, 2012, there were approximately 1.1 million shares available for grant under approved equity compensation plans.

We recorded stock-based compensation expense of $715,000 and $2.0 million for the three and nine months ended September 30, 2012, respectively. We recorded stock-based compensation expense of $487,000 and $1.3 million for the three and nine months ended September 30, 2011, respectively. This expense was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of revenues	$122	$68	$336	$186
Operating expenses
Sales and marketing	232	121	627	347
Research and development	39	18	90	41
General and administrative	322	280	989	712

Total stock-based compensation expense	$715	$487	$2,042	$1,286

As of September 30, 2012, there was approximately $6.9 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a straight line basis over a weighted average period of 2.6 years.

Stock Options

Our stock option activity was as follows:

	Options (#)	Weighted Average Exercise Price ($/share)
Outstanding at December 31, 2011	1,669,409	$8.14
Granted	239,016	26.30
Exercised	(356,674)	3.06
Forfeited	(28,227)	19.11

Outstanding at September 30, 2012	1,523,524	11.98

Of the total outstanding options at September 30, 2012, 871,782 were exercisable with a weighted average exercise price of $6.86 per share. The total outstanding options had a weighted average remaining contractual life of 6.4 years.

The weighted average fair value per share of options granted during the first nine months of 2012 was $10.40 and this was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Weighted-average volatility	46.0%
Expected dividend yield	0%
Expected life (in years)	4.75
Weighted-average risk-free interest rate	0.79%

Restricted Stock Units and Awards

During the nine months ended September 30, 2012, we granted 82,203 restricted stock units and awards with a weighted average grant date fair value of $26.35 per share, and 2,368 of these have been forfeited. At September 30, 2012, there were 75,873 restricted stock units and 6,330 restricted stock awards outstanding. The restricted stock units vest over a four year period and the restricted stock awards vest over a one year period. Upon vesting, the holder is entitled to receive shares of our common stock.

Employee Stock Purchase Plan

Effective July 1, 2012, we adopted an employee stock purchase plan which allows participating employees to purchase shares of our common stock at a discount through payroll deductions. The plan is available to all employees subject to certain eligibility requirements. Participating employees may purchase common stock, on a voluntary after tax basis, at a price that is the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period. The plan consists of two six-month offering periods, beginning on July 1 and January 1 of each calendar year.

As of September 30, 2012, we have withheld approximately $225,000 from employees participating in the plan for the offering period that began on July 1, 2012. A total of 1.2 million shares of common stock are reserved for issuance under the plan and, at September 30, 2012, all 1.2 million shares were available for future purchases as the first offering period ends on December 31, 2012.

For the three and nine months ended September 30, 2012, we recorded approximately $70,000 of stock-based compensation expense associated with the employee stock purchase plan. The fair value was estimated based on the market price of our common stock at the beginning of the offering period, which was $30.38 per share, and using the Black-Scholes option pricing model with the following assumptions:

Expected volatility	46.0%
Expected dividend yield	0%
Expected life (in years)	0.50
Risk-free interest rate	0.15%

NOTE H – Income Taxes

We recorded an income tax benefit of $124,000 and income tax expense of $329,000 for the three and nine months ended September 30, 2012, respectively. We recorded income tax expense of $81,000 and $188,000 for the three and nine months ended September 30, 2011, respectively. We record our interim provision for income taxes based on our estimated annual effective tax rate for the year. Our provisions for income taxes included current federal alternative minimum tax expense, current foreign and state income tax expense, and deferred tax expense.

The decrease in income tax expense for the three months ended September 30, 2012, compared to the three months ended September 30, 2011, was primarily related to discrete net favorable items of $175,000, consisting of an increase in the state deferred tax rate related to the Edifice acquisition and provision to return adjustments for the year 2011. The increase in income tax expense for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011 was primarily related to deferred tax expense incurred in 2012 subsequent to the reversal of substantially all of the valuation allowance on our deferred tax assets in the fourth quarter of 2011.

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

We are subject to income taxes in the U.S. federal and various state and international jurisdictions. As of September 30, 2012, we are generally subject to tax examinations for all prior years due to our net operating loss carry forwards.

As of September 30, 2012, we do not have any unrecognized tax benefits. It is our practice to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We do not expect any material changes in our unrecognized tax positions over the next 12 months.

NOTE I – Net Income Per Share

Basic net income per share has been computed using the weighted average number of shares of common stock outstanding during each period. Diluted net income per share also includes the impact of our outstanding potential common shares, including options and restricted stock units and awards. Potential common shares that are anti-dilutive are excluded from the calculation of diluted net income per share.

The following table presents the components of the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator
Net income	$174	$177	$856	$560

Denominator
Weighted average common shares outstanding, basic	13,042	11,970	12,500	11,918
Options to purchase common stock	821	765	846	767
Restricted stock units and awards	29	—	26	—
Employee stock purchase plan	2	—	1	—

Weighted average common shares outstanding, diluted	13,894	12,735	13,373	12,685

Net income per share
Basic	$0.01	$0.01	$0.07	$0.05

Diluted	$0.01	$0.01	$0.06	$0.04

For the three and nine months ended September 30, 2012, the effect of all outstanding potential common shares was included in the calculation of diluted net income per share. For the three and nine months ended September 30, 2011, the effect of approximately 1,000 outstanding potential common shares was excluded from the calculation of diluted net income per share because they were anti-dilutive.

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

On August 6, 2012, we entered into an asset purchase agreement with Edifice Information Management Systems, Inc. (“Edifice”), a privately-held information services company specializing in the collection, analysis and distribution of point-of-sale data used by retailers and suppliers to improve their supply chain efficiencies. We completed the asset purchase on August 7, 2012. Under the asset purchase agreement, we purchased and acquired substantially all of the assets of Edifice for $26.3 million in cash and 347,852 shares of our common stock. We also assumed certain liabilities of Edifice. This acquisition allows us to expand our point-of-sale analytic offerings, expand our base of recurring revenue customers and add suppliers to our network. See Note B to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the acquisition of Edifice.

On September 11, 2012, we completed a public stock offering where we issued and sold 1,840,000 shares of common stock, including 240,000 shares sold pursuant to the exercise in full of the underwriters’ over-allotment option, at a price to the public of $33.50 per share. We received net proceeds of approximately $57.8 million from this offering after payment of approximately $3.8 million of underwriting discounts and commissions and legal, accounting and other fees incurred in connection with the offering. See Note F to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding our common stock.

Key Financial Terms and Metrics

We have several key financial terms and metrics, including annualized average recurring revenues per recurring revenue customer. During the nine months ended September 30, 2012, there were no changes in the definitions of our key financial terms and metrics, which are discussed in more detail under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission on March 9, 2012.

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

During the nine months ended September 30, 2012, there were no significant changes in our critical accounting policies or estimates.

See Note A to our financial statements included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission on March 9, 2012, for additional information regarding our critical accounting policies, as well as a description of our other significant accounting policies.

Results of Operations

The following table presents our results of operations for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2012		2011		Change
		% of revenue		% of revenue	$	%
Revenues	$20,267	100.0%	$15,529	100.0%	$4,738	30.5%
Cost of revenues	5,945	29.3	4,076	26.2	1,869	45.9

Gross profit	14,322	70.7	11,453	73.8	2,869	25.1

Operating expenses
Sales and marketing	7,840	38.7	6,404	41.2	1,436	22.4
Research and development	2,088	10.3	1,605	10.3	483	30.1
General and administrative	3,726	18.4	2,914	18.8	812	27.9
Amortization of intangible assets	530	2.6	260	1.7	270	103.8

Total operating expenses	14,184	70.0	11,183	72.0	3,001	26.8

Income from operations	138	0.7	270	1.7	(132)	(48.9)

Other income (expense)
Interest expense	(27)	(0.1)	—	—	(27)	*
Interest income	6	—	16	0.1	(10)	(62.5)
Other expense	(67)	(0.3)	(28)	(0.2)	(39)	139.3

Total other expense, net	(88)	(0.4)	(12)	(0.1)	(76)	*

Income before income taxes	50	0.2	258	1.7	(208)	(80.6)

Income tax benefit (expense)	124	0.6	(81)	(0.5)	205	*

Net income	$174	0.9	$177	1.1	(3)	(1.7)

	Nine Months Ended September 30,
	2012		2011		Change
		% of revenue		% of revenue	$	%
Revenues	$54,622	100.0%	$42,115	100.0%	$12,507	29.7%
Cost of revenues	15,236	27.9	11,147	26.5	4,089	36.7

Gross profit	39,386	72.1	30,968	73.5	8,418	27.2

Operating expenses
Sales and marketing	21,259	38.9	17,382	41.3	3,877	22.3
Research and development	5,650	10.3	4,259	10.1	1,391	32.7
General and administrative	10,079	18.5	8,208	19.5	1,871	22.8
Amortization of intangible assets	1,050	1.9	383	0.9	667	174.2

Total operating expenses	38,038	69.6	30,232	71.8	7,806	25.8

Income from operations	1,348	2.5	736	1.7	612	83.2
Other income (expense)
Interest expense	(27)	—	—	—	(27)	*
Interest income	34	0.1	74	0.2	(40)	(54.1)
Other expense	(170)	(0.3)	(62)	(0.1)	(108)	174.2

Total other income (expense), net	(163)	(0.3)	12	—	(175)	*

Income before income taxes	1,185	2.2	748	1.8	437	58.4

Income tax expense	(329)	(0.6)	(188)	(0.4)	(141)	75.0

Net income	$856	1.6	$560	1.3	296	52.9

Due to rounding, totals may not equal the sum of the line items in the table above.

*	Percentage is not meaningful.

Three & Nine Months Ended September 30, 2012 compared to Three & Nine Months Ended September 30, 2011

Revenues. Revenues for the three months ended September 30, 2012 increased $4.8 million, or 31%, to $20.3 million from $15.5 million for the same period in 2011. Our fiscal quarter ended September 30, 2012 represented our 47th consecutive quarter of increased revenues. Revenues for the nine months ended September 30, 2012 increased $12.5 million, or 30%, to $54.6 million from $42.1 million for the same period in 2011.

The increase in revenues resulted from two primary factors: the increase in recurring revenue customers and the increase in annualized average recurring revenues per recurring revenue customer.

•	The number of recurring revenue customers increased 11% to 17,723 at September 30, 2012 from 15,896 at September 30, 2011.

•

Annualized average recurring revenues per recurring revenue customer increased 21% to $4,101 for the three months ended September 30, 2012 from $3,376 for the same period in 2011. This increase was primarily attributable to increased fees resulting from increased usage of our solutions by our recurring revenue customers and growth in larger customers, including those acquired from Edifice.

Recurring revenues from recurring revenue customers accounted for 88% and 87% of our total revenues for the three and nine months ended September 30, 2012, respectively, compared to 85% and 84% for each of the same periods in 2011. We anticipate that the number of recurring revenue customers and the recurring revenues per recurring revenue customer will continue to increase as we increase the number of solutions we offer and increase the penetration of those solutions across our customer base.

Cost of Revenues. Cost of revenues for the three months ended September 30, 2012 increased $1.8 million, or 46%, to $5.9 million from $4.1 million for the same period in 2011. Cost of revenues for the nine months ended September 30, 2012 increased $4.1 million, or 37%, to $15.2 million from $11.1 million for the same period in 2011. The increase in cost of revenues was attributable to increased costs for personnel and depreciation for both the three and nine month periods in 2012. In addition, increased costs for network services and stock-based compensation contributed to the increase in cost of revenues for the nine month period in 2012. As a percentage of revenues, cost of revenues was 29% and 28% for the three and nine months ended September 30, 2012, compared to 26% and 27% for the same periods in 2011. Going forward, we anticipate that cost of revenues will continue to increase in absolute dollars as we build our business.

Sales and Marketing Expenses. Sales and marketing expenses for the three months ended September 30, 2012 increased $1.4 million, or 22%, to $7.8 million from $6.4 million for the same period in 2011. Sales and marketing expenses for the nine months ended September 30, 2012 increased $3.9 million, or 22%, to $21.3 million from $17.4 million for the same period in 2011. The increase in sales and marketing expenses for both the three and nine month periods in 2012 was primarily due to increased personnel costs and higher commissions earned by sales personnel from new business, as well as increased stock-based compensation and marketing costs. As a percentage of revenues, sales and marketing expenses were 39% for each of the three and nine months ended September 30, 2012, compared to 41% for the same periods in 2011, respectively. As we build our business, we will continue to add resources to our sales and marketing efforts over time, and we expect that these expenses will continue to increase in absolute dollars.

Research and Development Expenses. Research and development expenses for the three months ended September 30, 2012 increased $483,000, or 30%, to $2.1 million from $1.6 million for the same period in 2011. Research and development expenses for the nine months ended September 30, 2012 increased $1.4 million, or 33%, to $5.7 million from $4.3 million for the same period in 2011. The increase in research and development expenses for both the three and nine month periods in 2012 was primarily due to increased personnel costs and depreciation expense. As a percentage of revenues, research and development expenses were 10% for all periods presented. As we enhance and expand our solutions and applications, we expect that research and development expenses will continue to increase in absolute dollars.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2012 increased $812,000, or 28%, to $3.7 million from $2.9 million for the same period in 2011. General and administrative expenses for the nine months ended September 30, 2012 increased $1.9 million, or 23%, to $10.1 million from $8.2 million for the same period in 2011. The increase in general and administrative expenses for both the three and nine month periods in 2012 was primarily due to increased personnel costs, as well as increased stock-based compensation, accounting, legal and depreciation expenses. In addition, higher credit card processing fees contributed to the increase in general and administrative expense for the nine month period in 2012. As a percentage of revenues, general and administrative expenses were approximately 18% for each of the three and nine months ended September 30, 2012 compared to approximately 19% for each of the same periods in 2011. Going forward, we expect that general and administrative expenses will continue to increase in absolute dollars as we build our business.

Amortization of Intangible Assets. Amortization expense was $530,000 and $1.1 million for the three and nine months ended September 30, 2012, compared to $260,000 and $383,000 for each of the same periods in 2011. The increase in amortization expense in 2012 from 2011 was the result of the May 2011 acquisition of Direct EDI being included for all of 2012 as well as the August 2012 acquisition of Edifice.

Other Income (Expense). Interest expense was $27,000 for the three and nine months ended September 30, 2012, resulting from borrowings under our line of credit for the Edifice acquisition. There was no interest expense for the comparable periods in 2011. Interest income for the three and nine months ended September 30, 2012 was $6,000 and $34,000, respectively, compared to $16,000 and $74,000 for the same periods in 2011. Other expense for the three and nine months ended September 30, 2012 was $67,000 and $170,000, respectively, and $28,000 and $62,000 for the same periods in 2011. The increase in other expense was due primarily to higher franchise taxes in 2012.

Income Tax Benefit (Expense). We recorded an income tax benefit of $124,000 for the three months ended September 30, 2012 and income tax expense of $329,000 for the nine months ended September 30, 2012. Income tax expense was $81,000 and $188,000 for the three and nine months ended September 30, 2011, respectively. We record our interim provision for income taxes based on our estimated annual effective tax rate for the year. Our provisions for income taxes included current federal alternative minimum tax expense, current foreign and state income tax expense, and deferred tax expense. The decrease in income tax expense for the three months ended September 30, 2012, compared to the three months ended September 30, 2011, is primarily related to discrete net favorable tax items of $175,000, consisting of an increase in the state deferred tax rate related to the Edifice acquisition and provision to return adjustments for the year 2011. The increase in income tax expense for nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, was primarily related to deferred tax expense incurred in 2012 subsequent to the reversal of substantially all of the valuation allowance on our deferred tax assets in the fourth quarter of 2011.

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

The following table provides a reconciliation of net income to Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$174	$177	$856	$560
Depreciation and amortization of property and equipment	873	541	2,117	1,436
Amortization of intangible assets	530	260	1,050	383
Interest expense	27	—	27	—
Interest income	(6)	(16)	(34)	(74)
Income tax (benefit) expense	(124)	81	329	188

EBITDA	1,474	1,043	4,345	2,493
Stock-based compensation expense	715	487	2,042	1,286

Adjusted EBITDA	$2,189	$1,530	$6,387	$3,779

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

The following table provides a reconciliation of net income to non-GAAP income per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$174	$177	$856	$560
Stock-based compensation expense	715	487	2,042	1,286
Amortization of intangible assets	530	260	1,050	383

Non-GAAP income	$1,419	$924	$3,948	$2,229

Shares used to compute non-GAAP income per share
Basic	13,042	11,970	12,500	11,918
Diluted	13,894	12,735	13,373	12,685

Non-GAAP income per share
Basic	$0.11	$0.08	$0.32	$0.19
Diluted	$0.10	$0.07	$0.30	$0.18

Liquidity and Capital Resources

At September 30, 2012, our principal sources of liquidity were cash and cash equivalents of $69.7 million and accounts receivable, net of allowance for doubtful accounts, of $10.1 million. Our working capital at September 30, 2012 was $74.0 million compared to $36.8 million at December 31, 2011. The increase in working capital from December 31, 2011 to September 30, 2012 resulted primarily from the following:

•

$37.7 million increase in cash and cash equivalents, due primarily to cash received from our public offering of common stock in September 2012, cash provided by operations and cash received from the exercise of stock options, all reduced by cash used for the Edifice acquisition and capital expenditures;

•	$2.2 million increase in net accounts receivable, due to new business for the nine months ended September 30, 2012, as well as accounts acquired from Edifice;

•	$1.2 million increase in deferred costs, current, for expenses related to increased implementation resources and commission payments for new business;

•	$633,000 increase in prepaid expenses and other current assets, primarily related to the Edifice acquisition;

•	$1.3 million increase in accounts payable, primarily due to timing of payments;

•	$1.5 million increase in accrued compensation and benefits, due primarily to increased headcount and payroll timing;

•	$179,000 increase in accrued expenses and other current liabilities, primarily due to an increase in accruals for professional services; and

•	$1.4 million increase in deferred revenue, current, due to new business for the nine months ended September 30, 2012.

Net Cash Flows from Operating Activities

Net cash provided by operating activities was $8.3 million for the nine months ended September 30, 2012 compared to $3.5 million for the same period in 2011. The increase in net income and the changes in non-cash expenses, including increased depreciation, amortization and stock-based compensation, and the changes in our working capital accounts discussed above, resulted in the overall increase in net cash provided by operations.

Net Cash Flows from Investing Activities

Net cash used in investing activities was $29.1 million for the nine months ended September 30, 2012, with $26.3 million used for the acquisition of Edifice and $2.8 million used for capital expenditures. Net cash used in investing activities was $12.6 million for the nine months ended September 30, 2011, and represented $10.9 million for the acquisition of Direct EDI and $1.7 million for capital expenditures. Our capital expenditures are for supporting our business growth and existing customer base, as well as for our internal use such as equipment for our employees.

Net Cash Flows from Financing Activities

Net cash provided by financing activities was $58.6 million for the nine months ended September 30, 2012, and primarily represented $57.8 million of net proceeds from our public offering of common stock in September 2012 and $1.1 million proceeds from the exercise of stock options. Net cash provided by financing activities was $108,000 for the nine months ended September 30, 2011, representing proceeds from the exercise of stock options substantially offset by repayments of capital lease obligations and payment of offering costs related to the issuance of common stock.

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

In connection with the acquisition of Edifice, we borrowed $11.0 million under our line of credit to fund a portion of the cash paid for the acquisition. On September 11, 2012, this debt was repaid in full with a portion of the proceeds received from the public offering of our common stock on that date.

There were no borrowings outstanding at September 30, 2012 and we were in compliance with all covenants under the revolving credit agreement as of that date.

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

Inflation and changing prices did not have a material effect on our business during the nine months ended September 30, 2012. We do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity Risk

For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities. We did not have any outstanding debt as of September 30, 2012. We therefore do not have any material risk to interest rate fluctuations unless we borrow under our credit facility in the future.

Foreign Currency Exchange Risk

Our results of operations and cash flows are not materially affected by fluctuations in foreign currency exchange rates.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2012 solely because we identified a material weakness in internal control over financial reporting related to modifications of contract information in our recently implemented Enterprise Resource Planning (“ERP”) system upgrade. We determined that the possibility exists for the contract billing masterfile to be modified in our ERP system without independent review.

In light of the material weakness described above, additional procedures were performed by our management to ensure that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared in accordance with U.S. generally accepted accounting principles. No errors or adjustments were identified during our normal financial statement closing process or through those additional procedures.

In order to remediate this material weakness, we immediately undertook steps to ensure that contract billing masterfile modifications outside of our normal business processes are properly reviewed and approved, including creating a system-generated change log that our management reviews and then can approve these contract modifications. While we expect these steps to remediate this material weakness, the impact of our remediation efforts will not be fully known until our assessment of internal control over financial reporting as of December 31, 2012, which will be audited as required.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Unregistered Sales of Equity Securities

On August 6, 2012, we entered into an asset purchase agreement with Edifice Information Management Systems, Inc. (“Edifice”) and the parties completed the asset purchase on August 7, 2012. Pursuant to the asset purchase agreement, on August 7, 2012, we issued an aggregate of 347,852 shares of our common stock to Edifice in an unregistered transaction. We did so in reliance upon the exemption contained in Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering, and Rule 506 promulgated thereunder, in view of the absence of a general solicitation, the limited number of offerees and purchasers, and the representations and agreements of Edifice in the asset purchase agreement.

Use of Proceeds

On September 11, 2012, we completed an underwritten public offering of 1,840,000 shares of common stock with a price to the public of $33.50 per share. The number of shares we sold in the offering included the underwriters’ full exercise of their over-allotment option of 240,000 shares. The underwriters for the offering were Stifel Nicolaus Weisel, William Blair, JMP Securities, Needham & Company, Canaccord Genuity, Craig-Hallum Capital Group and Northland Capital Markets. Northland Capital Markets is the trade name for certain capital markets and investment banking services of Northland Securities, Inc., member FINRA/SIPC.

The shares were offered and sold pursuant to a prospectus supplement dated September 6, 2012 and an accompanying base prospectus dated June 26, 2012, pursuant to our existing shelf registration statement on Form S-3 (File No. 333-182097) that was declared effective by the Securities and Exchange Commission on June 26, 2012.

The aggregate sale price for all of the shares sold by us was approximately $61.6 million, resulting in net proceeds to us of approximately $57.8 million after payment of underwriting discounts and commissions and legal, accounting and other fees incurred in connection with the offering.

On September 11, 2012, we used approximately $11.0 million of the net proceeds received from this offering to repay in full the borrowings outstanding on our line of credit. The remaining net proceeds were deposited into our checking and money market bank accounts. We expect to use the remaining net proceeds to fund working capital and for general corporate purposes, which may include the expansion of our content and service offerings and potential acquisitions of businesses, products and technologies. The amounts we actually spend for these purposes may vary significantly and will depend on a number of factors. Accordingly, our management will retain broad discretion in the allocation of the net proceeds from this offering.

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

Dated: November 7, 2012	SPS COMMERCE, INC.

/s/ KIMBERLY K. NELSON
Kimberly K. Nelson
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1	Asset Purchase Agreement, dated as of August 6, 2012, by and between Edifice Information Management Systems, Inc. and SPS Commerce, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the Commission on August 7, 2012 (File No. 001-34702)).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T (filed herewith).