Form 10-K
period 2012-12-31
SPS COMMERCE INC
filed 2013-03-06
CIK 1092699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of the registrant’s common stock held by non-affiliates of the registrant (based upon the closing sale price of $30.38 per share on the Nasdaq Global Market on such date) was approximately $373.6 million.

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of February 22, 2013 was 14,918,384 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2013 (the “2013 Proxy Statement”), which is expected to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III of this Annual Report on Form 10-K.

SPS COMMERCE, INC.

ANNUAL REPORT ON FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements regarding us, our business prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described under the heading “Risk Factors” included in this Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. We expressly disclaim any intent or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission that advise interested parties of the risks and factors that may affect our business.

PART I

Item 1.	Business

Overview

We are a leading provider of on-demand supply chain management solutions and the Retail Universe community, providing integration, collaboration, connectivity, visibility and data analytics to thousands of customers worldwide. We provide our solutions through the SPS Commerce platform, a cloud-based software suite that improves the way suppliers, retailers, distributors and other customers manage and fulfill orders. Implementing and maintaining supply chain management software is resource intensive and not a core competency for most businesses. The SPS Commerce platform utilizes pre-built trading partner integrations to eliminate the need for on-premise software and support staff, which enables our supplier customers to shorten supply cycle times, optimize inventory levels, reduce costs and satisfy retailer requirements. As of December 31, 2012, we had approximately 18,000 customers with contracts to pay us monthly fees, which we refer to as recurring revenue customers. We have also generated revenues by providing our cloud-based supply chain management solutions to an additional 32,000 organizations that, together with our recurring revenue customers, we refer to as our customers. Once connected to our platform, our customers often require integrations to new organizations that represent an expansion of our platform and new sources of revenues for us.

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

In August 2012, we purchased substantially all of the assets of Edifice Information Management Systems, Inc., a privately-held information services company specializing in the collection, analysis and distribution of point-of-sale data used by retailers and suppliers to improve their supply chain efficiencies. This acquisition increased our point-of-sale analytic offerings, expanded our base of recurring revenue customers and added suppliers to our network.

For 2012, 2011 and 2010, we generated revenues of $77.1 million, $58.0 million and $44.6 million. Our fiscal quarter ended December 31, 2012 represented our 48th consecutive quarter of increased revenues. Recurring revenues from recurring revenue customers accounted for 88%, 85% and 83% of our total revenues for 2012, 2011 and 2010. No customer represented over 2% of our revenues for 2012, 2011 or 2010.

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

Our Platform

We operate one of the largest trading partner integration centers through a cloud-based software suite that improves the way suppliers, retailers, distributors and other trading partners manage and fulfill orders. More than 50,000 customers across more than 40 countries have used our platform to enhance their trading relationships. Our platform fundamentally changes how organizations use electronic communication to manage their supply chains by replacing the collection of traditional, custom-built, point-to-point integrations with a “hub-and-spoke” model whereby a single integration to our platform allows an organization to connect seamlessly to the entire SPS Commerce network of trading partners.

Our platform combines integrations that comply with numerous rule books for retailers, grocers and distributors with whom we and our customers have done business. Our platform does this through a multi-tenant architecture and provides ancillary support services that deliver a comprehensive set of supply chain management solutions to customers. By maintaining current integrations with retailers, our platform obviates the need for suppliers to continually stay up-to-date with the rule book changes required by retailers. Moreover, by leveraging an on-demand delivery model, we eliminate or greatly reduce the burden on suppliers to support and maintain an on-premise software application, thereby reducing ongoing operating costs. As the communication hub for trading partners, we also are able to provide increased visibility and data analytics capabilities for retailers and suppliers across their supply chains, each of which is difficult to gain from traditional, point-to-point integration solutions.

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

“Network Effect”

Once connected to our network, trading partners can exchange electronic supply chain information with each other. Through our platform, we helped over 50,000 customers to communicate electronically with their trading partners. The value of our platform increases with the number of trading partners connected to the platform. The addition of each new customer to our platform allows that new customer to communicate with our existing customers and allows our existing customers to route orders to the new customer. This “network effect” of adding an additional customer to our platform creates a significant opportunity for existing customers to realize incremental sales by working with our new trading partners and vice versa. As a result of this increased volume of activity amongst our network participants, we earn additional revenues from these participants.

Customer Acquisition Sources

Trading Partner Enablement.    When a retailer decides to change the workflow or protocol by which it interacts with its suppliers, the retailer may engage us to work with its supplier base to communicate and test the change in procedure. Performing these programs on behalf of retailers often generates supplier sales leads for us.

Referrals from Trading Partners.    We also receive sales leads from our customers seeking to communicate electronically with their trading partners. For example, a supplier may refer to us its third-party logistics provider or manufacturer which is not in our network.

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

•

Selectively Pursue Strategic Acquisitions.    The fragmented nature of our market provides opportunity for selective acquisitions. In 2012, we purchased substantially all of the assets of Edifice Information Management Systems, Inc., a privately-held information services company specializing in the collection, analysis and distribution of point-of-sale data used by retailers and suppliers to improve their supply chain efficiencies. This acquisition increased our point-of-sale analytic offerings, expanded our base of recurring revenue customers and added suppliers to our network. In 2011, we purchased substantially all of the assets of Direct EDI LLC, a privately-held provider of cloud-based integration solutions for electronic data interchange, which expanded our base of recurring revenue customers. To complement and accelerate our internal growth, we may pursue acquisitions of other supply chain management companies to add customers. We plan to evaluate potential acquisitions of other supply chain management companies primarily based on the number of customers and revenue the acquisition would provide relative to the purchase price. We also may pursue acquisitions that allow us to expand into regions where we do not have a significant presence or to offer new functionalities we do not currently provide. We plan to evaluate potential acquisitions to expand into new regions or offer additional functionalities primarily based on the anticipated growth the acquisition would provide, the purchase price and our ability to integrate and operate the acquired business.

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

Our scalable, on-demand platform treats all customers as logically separate tenants in a central infrastructure. As a result, we spread the cost of delivering our solutions across our customer base. Because we do not manage thousands of distinct applications with their own business logic and database schemes, we believe that we can scale our business faster than traditional software vendors, even those that modified their products to be accessible over the Internet.

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

Operations

We host production and back-up servers in third-party data centers located in Minnesota and New Jersey. We operate all of the hardware on which our applications run in the data centers.

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

Our Customers

As of December 31, 2012, we had approximately 18,000 recurring revenue customers and over 50,000 total customers. Our primary source of revenue is from small- to mid-sized suppliers in the consumer packaged goods industry. We also generate revenues from other members of the supply chain ecosystem, including retailers, grocers, distributors, third-party logistics providers and other trading partners. No customer represented over 2% of our revenues in 2012, 2011 or 2010.

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

Intellectual Property and Proprietary Content

We rely on a combination of copyright, trademark and trade secret laws as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand. We enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties and control access to software, documentation and other proprietary information. We registered the marks Retail Universe, SPSCommerce.net, SPS Commerce, and the SPS Commerce logo in the United States. We do not have any patents but we have one pending patent application. Our trade secrets consist primarily of the software we have developed for our SPSCommerce.net integration center. Our software is also protected under copyright law, but we do not have any registered copyrights.

Employees

As of December 31, 2012, we had 631 employees. We also employ independent contractors to support our operations. We believe that our continued success will depend on our ability to continue to attract and retain skilled technical and sales personnel. We have never had a work stoppage, and none of our employees are represented by a labor union. We believe our relationship with our employees is good.

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

SPS Commerce, Inc.

Attention: Investor Relations

333 South Seventh Street

Suite 1000

Minneapolis, MN 55402

Executive Officers

Set forth below are the names, ages and titles of the persons serving as our executive officers.

Name	Age	Position
Archie C. Black	50	Chief Executive Officer and President
Kimberly K. Nelson	45	Executive Vice President and Chief Financial Officer
James J. Frome	48	Executive Vice President and Chief Operating Officer

Archie C. Black has served as our President and Chief Executive Officer and a director since 2001. Previously, Mr. Black served as our Senior Vice President and Chief Financial Officer from 1998 to 2001. Prior to joining us, Mr. Black was a Senior Vice President and Chief Financial Officer at Investment Advisors, Inc. in Minneapolis, Minnesota and also spent three years at Price Waterhouse.

Kimberly K. Nelson has served as our Executive Vice President and Chief Financial Officer since November 2007. Prior to joining us, Ms. Nelson served as the Finance Director, Investor Relations for Amazon.com, from June 2005 through November 2007, and as the Finance Director, Worldwide Application for Amazon.com’s Technology group, from April 2003 until June 2005. Ms. Nelson also served as Amazon.com’s Finance Director, Financial Planning and Analysis from December 2000 until April 2003.

James J. Frome has served as our Executive Vice President and Chief Operating Officer since August 2012. Previously, Mr. Frome served as our Executive Vice President and Chief Strategy Officer, from March 2001 to August 2012, and our Vice President of Marketing, from July 2000 to March 2001. Prior to joining us, Mr. Frome served as a Divisional Vice President of Marketing at Sterling Software, Inc., from 1999 to 2000, and as a Senior Product Manager and Director of Product Management at Information Advantage, Inc., from 1993 to 1999.

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

To increase our revenues and achieve and maintain profitability, we must regularly add new customers, sell additional solutions and our customers must increase their use of the solutions for which they currently subscribe. We intend to grow our business by hiring additional sales personnel, developing strategic relationships with resellers, including resellers that incorporate our applications in their offerings, and increasing our marketing activities. If we are unable to hire or retain quality sales personnel, convert companies that have been referred to us by our existing network into paying customers, ensure the effectiveness of our marketing programs, or if our existing or new customers do not perceive our solutions to be of sufficiently high value and quality, we might not be able to increase sales and our operating results will be adversely affected. In addition, we derived more than 85% of our revenues in 2012, and more than 90% of our revenues in 2011 and 2010, from our Trading Partner Integration solution. If we fail to sell our new solutions to existing or new customers, we will not generate anticipated revenues from these solutions, our operating results will suffer and we might be unable to grow our revenues or achieve or maintain profitability.

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

We began operating our supply chain management solution business in 1997. Throughout most of our history, we have experienced net losses and negative cash flows from operations. As of December 31, 2012, we had an accumulated deficit of $47.8 million. We expect our operating expenses to continue to increase in the future as we expand our operations. If our revenues do not continue to grow to offset these increased expenses, we may not be profitable. We cannot assure you that we will be able to maintain profitability. You should not consider recent revenue growth as indicative of our future performance. In fact, in future periods, we may not have any revenue growth, or our revenues could decline.

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

We use third-party data centers, located in Minnesota and New Jersey, to conduct our operations. All of our solutions reside on hardware that we own and operate in these locations. Our operations depend on the protection of the equipment and information we store in these third-party centers against damage or service interruptions that may be caused by fire, flood, severe storm, power loss, telecommunications failures, unauthorized intrusion, computer viruses and disabling devices, denial of service attacks, natural disasters, war, criminal act, military action, terrorist attack and other similar events beyond our control. A prolonged service disruption affecting our solutions for any of the foregoing reasons could damage our reputation with current and potential customers, expose us to liability, cause us to lose recurring revenue customers or otherwise adversely affect our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the data centers we use.

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

We believe that proprietary technology is essential to establishing and maintaining our leadership position. We seek to protect our intellectual property through trade secrets, copyrights, confidentiality, non-compete and nondisclosure agreements, trademarks, domain names and other measures, some of which afford only limited protection. We do not have any patents or registered copyrights. We have one pending patent application. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our technology or to obtain and use information that we regard as proprietary. We cannot assure you that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar or superior technology or design around our intellectual property. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the United States. Intellectual property protections may also be unavailable, limited or difficult to enforce in some countries, which could make it easier for competitors to capture market share. Our failure to protect adequately our intellectual property and proprietary rights could adversely affect our business, financial condition and results of operations.

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

Our reputation and ability to attract, retain and serve our customers is dependent upon the reliable performance of our platform and our underlying technical infrastructure. As our user base and the amount and types of information shared on our platform continue to grow, we will need an increasing amount of technical infrastructure, including network capacity and computing power, to continue to satisfy the needs of our users. It is possible that we may fail to effectively scale and grow our technical infrastructure to accommodate these increased demands.

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

Fully integrating an acquired company or business into our operations may take a significant amount of time. We cannot assure you that we will be successful in overcoming these risks or any other problems encountered with acquisitions. To the extent we do not successfully avoid or overcome the risks or problems related to any acquisitions, including our recent acquisitions of Edifice and Direct EDI, our results of operations and financial condition could be adversely affected. Future acquisitions also could impact our financial position and capital needs, and could cause substantial fluctuations in our quarterly and yearly results of operations. Acquisitions could include significant goodwill and intangible assets, which may result in future impairment charges that would reduce our stated earnings.

Our ability to use our U.S. net operating loss carryforwards might be limited.

As of December 31, 2012, we had net operating loss carryforwards of $56.9 million for U.S. federal tax purposes and $23.9 million of various state net operating loss carryforwards. These loss carryforwards will expire between 2013 and 2032 if not utilized. To the extent these net operating loss carryforwards are available, we intend to use them to reduce the corporate income tax liability associated with our operations. Section 382 of the U.S. Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that might be used to offset taxable income when a corporation has undergone significant changes in stock ownership. We have performed a Section 382 analysis for the time period from our inception through December 8, 2010. During this time period it was determined that we had six separate ownership changes under Section 382. We have not updated the Section 382 analysis subsequent to December 8, 2010; however, we believe there have not been any events subsequent to that date that would materially impact the analysis. We believe that approximately $17.6 million of federal losses and $13.0 million of state losses will expire unused due to Section 382 limitations. The maximum annual limitation of federal net operating losses under Section 382 is approximately $990,000. This limitation could be further restricted if ownership changes occur in future years. To the extent our use of net operating loss carryforwards is significantly limited, our taxable income could be subject to corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could result in lower profits.

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

Ensuring that we have internal financial and accounting controls and procedures adequate to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we are required to perform annual system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. As previously reported under “Item 4 — Controls and Procedures” in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, our management concluded that our disclosure controls and procedures were not effective as of September 30, 2012 solely because we identified a material weakness in internal control over financial reporting related to modifications of contract information in our recently implemented Enterprise Resource Planning (“ERP”) system upgrade. We have remediated this material weakness since the filing of that report; however, there can be no assurance that material weaknesses will not be identified in the future. Furthermore, implementing any appropriate future changes to our internal control over financial reporting may entail substantial costs in order to modify our existing accounting systems, may take a significant period of time to complete and may distract our officers, directors and employees from the operation of our business. If we are not able to comply with the requirements of Section 404 in the future, or if material weaknesses are identified, the market price of our common stock could decline.

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

We have limited experience operating in foreign jurisdictions. Customers in countries outside of North America accounted for 2% of our revenues for 2012, 2011 and 2010. We also undertake software development activities in the Ukraine. Our inexperience in operating our business outside of North America increases the risk that our current and any future international expansion efforts will not be successful. Conducting international operations subjects us to new risks that, generally, we have not faced in the United States, including:

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

Our stock price may be volatile.

Shares of our common stock were sold in our April 2010 initial public offering at a price of $12.00 per share and, through December 31, 2012, our common stock has traded as high as $41.32 per share and as low as $8.45 per share. An active, liquid and orderly market for our common stock may not develop or be sustained, which could depress the trading price of our common stock. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our stockholders might sell shares of our common stock could also depress the market price of our common stock. As of December 31, 2012, we had approximately 1.1 million shares of our common stock issuable under approved equity compensation plans which are covered by effective registration statements.

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

Our corporate headquarters, including our principal administrative, marketing, sales, technical support and research and development facilities, are located in Minneapolis, MN where we lease approximately 94,000 square feet under an agreement that expires on April 30, 2020. Our current lease agreement includes an automatic expansion of space by approximately 24,000 square feet on or about September 1, 2013, as well as a right of first offer to lease certain additional space, and two options to extend the term of the lease for three years at a market rate determined in accordance with the lease.

We also have operations in Parsippany, New Jersey, where we lease approximately 23,000 square feet under an agreement that expires on January 31, 2016.

We believe that our current facilities are suitable and adequate to meet our current needs, and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

Item 3.	Legal Proceedings

We are not currently subject to any material legal proceedings. From time to time, we may be named as a defendant in legal actions or otherwise be subject to claims arising from our normal business activities. We believe that we have obtained adequate insurance coverage or rights to indemnification in connection with potential legal proceedings that may arise.

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

	High	Low
Fiscal 2011
First Quarter	$17.30	$13.59
Second Quarter	$18.50	$13.65
Third Quarter	$18.99	$15.48
Fourth Quarter	$27.89	$15.04
Fiscal 2012
First Quarter	$28.10	$22.91
Second Quarter	$30.49	$23.09
Third Quarter	$38.59	$28.32
Fourth Quarter	$41.32	$32.08

Stockholders of Record.    As of February 22, 2013, we had 96 stockholders of record of our common stock, excluding holders whose stock is held either in nominee name and/or street name brokerage accounts.

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

The graph below compares the cumulative total stockholder return of our common stock with that of the Nasdaq Composite Index and the Nasdaq Computer & Data Processing Index from April 22, 2010 (the date on which our common stock commenced trading on the Nasdaq Global Market) through December 31, 2012. The graph assumes that $100 was invested in shares of our common stock, the Nasdaq Composite Index and the Nasdaq Computer & Data Processing Index at the close of market on April 22, 2010, and that dividends, if any, were reinvested. The comparisons in this graph are based on historical data and are not intended to forecast or be indicative of future performance of our common stock.

Comparison of Cumulative Total Returns of SPS Commerce, Inc., Nasdaq Composite Index and

Nasdaq Computer & Data Processing Index

	SPS Commerce	Nasdaq Composite Index	Nasdaq Computer & Data Processing Index
4/22/2010	100.0	100.0	100.0
6/30/2010	85.4	83.9	80.8
9/30/2010	94.3	94.5	95.4
12/31/2010	116.2	106.1	108.3
3/31/2011	114.0	111.5	111.7
6/30/2011	130.8	111.4	110.8
9/30/2011	119.8	97.3	100.3
12/31/2011	190.8	105.2	105.0
3/30/2012	197.6	125.2	120.6
6/29/2012	223.4	119.2	115.7
9/28/2012	282.9	126.8	123.6
12/31/2012	274.0	123.5	119.6

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

On December 8, 2010, we completed an underwritten public offering of 115,000 shares of common stock at an offering price of $12.25 per share and received proceeds of approximately $1.0 million, after payment of underwriting discounts and commissions and legal, accounting and other fees incurred in connection with the offering. The offering was made pursuant to our Registration Statement on Form S-1 (File No. 333-170544), which was declared effective by the Securities and Exchange Commission on December 2, 2010.

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

We have used and intend to continue to use the remaining net proceeds from these offerings for working capital and other general corporate purposes, which may include the expansion of our content and service offerings and potential acquisitions of businesses, products and technologies. The amounts we actually spend for these purposes may vary significantly and will depend on a number of factors. Accordingly, our management will retain broad discretion in the allocation of the net proceeds from this offering. Pending such uses, we plan to invest the net proceeds in interest-bearing bank accounts and short-term investment grade securities.

There have been no material differences in the actual use of proceeds from our IPO or other public offerings as compared to the planned use of proceeds as described in the applicable final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b).

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

The statements of operations data for each of the years ended December 31, 2012, 2011 and 2010; the balance sheet data as of December 31, 2012 and 2011; and the operating data relating to Adjusted EBITDA and non-GAAP income (loss) per diluted share for each of the years ended December 31, 2012, 2011 and 2010 have been derived from our audited annual financial statements which are included in this Annual Report on Form 10-K.

The statements of operations data for the years ended December 31, 2009 and 2008; the balance sheet data as of December 31, 2010, 2009 and 2008; and the operating data relating to Adjusted EBITDA and non-GAAP income (loss) per diluted share for each of the years ended December 31, 2009 and 2008 have been derived from our audited annual financial statements which are not included in this Annual Report on Form 10-K.

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

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Statements of Operations Data
Revenues	$77,106	$57,969	$44,597	$37,746	$30,697
Cost of revenues(1)	22,040	15,366	12,626	11,715	9,258

Gross profit	55,066	42,603	31,971	26,031	21,439

Operating expenses
Sales and marketing(1)	30,037	23,836	16,601	13,506	12,493
Research and development(1)	8,166	5,838	4,349	4,305	3,640
General and administrative(1)	13,524	11,151	7,985	6,339	6,716
Amortization of intangible assets(2)	1,767	643	—	—	—

Total operating expenses	53,494	41,468	28,935	24,150	22,849

Income (loss) from operations	1,572	1,135	3,036	1,881	(1,410)
Other income (expense)
Interest expense	(27)	—	(74)	(270)	(419)
Interest income	46	89	158	—	—
Other income (expense)	(248)	(140)	(144)	(358)	28

Total other expense	(229)	(51)	(60)	(628)	(391)

Income (loss) before income taxes	1,343	1,084	2,976	1,253	(1,801)
Income tax (expense) benefit(3)	(121)	12,619	(92)	(91)	(94)

Net income (loss)	$1,222	$13,703	$2,884	$1,162	$(1,895)

Net income (loss) per share
Basic	$0.09	$1.15	$0.36	$3.53	$(6.45)
Diluted	$0.09	$1.08	$0.25	$0.13	$(6.45)
Weighted average common shares outstanding
Basic	13,056	11,960	8,036	329	294
Diluted	13,910	12,744	11,596	9,268	294

	As of December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Balance Sheet Data
Cash, cash equivalents and short-term investments	$66,050	$31,985	$40,473	$5,931	$3,715
Working capital	77,040	36,773	42,552	4,973	3,995
Total assets	159,201	77,618	57,880	21,919	19,197
Long-term liabilities	9,913	6,599	5,283	5,317	5,950
Total debt(4)	—	—	122	2,694	4,471
Total redeemable convertible preferred stock	—	—	—	65,778	65,964
Total stockholders’ equity (deficit)	134,817	59,553	43,508	(60,466)	(61,844)

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(Unaudited, adjusted EBITDA in thousands)
Operating Data
Adjusted EBITDA(5)	$8,997	$5,410	$5,175	$3,206	$763
Non-GAAP income (loss) per diluted share(6)	$0.41	$0.26	$0.31	$0.17	$(3.23)
Recurring revenue customers(7)	17,977	16,129	12,399	11,003	10,076

(1)	Includes stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010	2009	2008
Cost of revenues	$382	$255	$103	$53	$19
Sales and marketing	895	471	211	91	60
Research and development	140	56	20	4	4
General and administrative	1,338	986	416	80	74

Total	$2,755	$1,768	$750	$228	$157

(2)	For 2009 and 2008, amortization of intangible assets was $155,000 and $788,000, respectively, and was included in general and administrative expense. There was no related amortization expense in 2010.

(3)	In 2011, we determined it was more-likely-than-not that we would be able to realize a substantial portion of our deferred tax assets and, therefore, we recorded an income tax benefit of $12.8 million for the reversal of the valuation allowance on these deferred tax assets.

(4)	Total debt consists of our current and long-term capital lease obligations, current and long-term equipment and term loans, line of credit and interest payable.

(5)	EBITDA consists of net income (loss) plus depreciation and amortization, interest expense, interest income and income tax expense (benefit). Adjusted EBITDA consists of EBITDA plus our non-cash, stock-based compensation expense. We use Adjusted EBITDA as a measure of operating performance because it assists us in comparing performance on a consistent basis, as it removes from our operating results the impact of our capital structure. We believe Adjusted EBITDA is useful to an investor in evaluating our operating performance because it is widely used to measure a company’s operating performance without regard to items such as depreciation and amortization, which can vary depending upon accounting methods and the book value of assets, and to present a meaningful measure of corporate performance exclusive of our capital structure and the method by which assets were acquired. The following table provides a reconciliation of net income (loss) to Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2012	2011	2010	2009	2008
Net income (loss)	$1,222	$13,703	$2,884	$1,162	$(1,895)
Depreciation and amortization	4,918	2,647	1,533	1,455	1,988
Interest expense	27	—	74	270	419
Interest income	(46)	(89)	(158)	—	—
Income tax expense (benefit)	121	(12,619)	92	91	94

EBITDA	6,242	3,642	4,425	2,978	606
Stock-based compensation expense	2,755	1,768	750	228	157

Adjusted EBITDA	$8,997	$5,410	$5,175	$3,206	$763

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

	Year Ended December 31,
	2012	2011	2010	2009	2008
Net income (loss)	$1,222	$13,703	$2,884	$1,162	$(1,895)
Deferred tax asset valuation allowance reversal	—	(12,802)	—	—	—
Stock-based compensation expense	2,755	1,768	750	228	157
Amortization of intangible assets	1,767	643	—	155	788

Non-GAAP income (loss)	$5,744	$3,312	$3,634	$1,545	$(950)

Non-GAAP income (loss) per share
Basic	$0.44	$0.28	$0.45	$4.70	$(3.23)
Diluted	$0.41	$0.26	$0.31	$0.17	$(3.23)
Shares used to compute non-GAAP income (loss) per share
Basic	13,056	11,960	8,036	329	294
Diluted	13,910	12,744	11,596	9,268	294

(7)	This reflects the number of recurring revenue customers at the end of the period. Recurring revenue customers are customers with contracts to pay us monthly fees. A minority portion of our recurring revenue customers consists of separate units within a larger organization. We treat each of these units, which may include divisions, departments, affiliates and franchises, as distinct customers. Our contracts with our recurring revenue customers typically allow the customer to cancel the contract for any reason with 30 days prior notice.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading provider of on-demand supply chain management solutions, providing integration, collaboration, connectivity, visibility and data analytics to thousands of trading partners worldwide. We provide our solutions through the SPS Commerce platform, a cloud-based software suite that improves the way suppliers, retailers, distributors and other trading partners manage and fulfill orders. We deliver our solutions to our customers over the Internet using a Software-as-a-Service model.

The SPS Commerce platform fundamentally changes how organizations use electronic communication to manage a supply chain by replacing the collection of traditional, custom-built, point-to-point integrations with a “hub-and-spoke” model whereby a single integration to our platform allows an organization to connect seamlessly to our entire network of trading partners.

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

In August 2012, we purchased substantially all of the assets of Edifice Information Management Systems, Inc. (“Edifice”), a privately-held information services company specializing in the collection, analysis and distribution of point-of-sale data used by retailers and suppliers to improve their supply chain efficiencies. This acquisition increased our point-of-sale analytic offerings, expanded our base of recurring revenue customers and added suppliers to our network. In May 2011, we purchased substantially all of the assets of Direct EDI LLC (“Direct EDI”), a privately-held provider of cloud-based integration solutions for electronic data interchange, which expanded our base of recurring revenue customers. See Note B to our consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding the acquisitions of Edifice and Direct EDI.

For 2012, 2011 and 2010, we generated revenues of $77.1 million, $58.0 million and $44.6 million. Our fiscal quarter ended December 31, 2012 represented our 48th consecutive quarter of increased revenues. Recurring revenues from recurring revenue customers accounted for 88%, 85% and 83% of our total revenues for 2012, 2011 and 2010. No customer represented over 2% of our revenues for 2012, 2011 or 2010.

Key Financial Terms and Metrics

Sources of Revenues

Trading Partner Integration.    Our revenues primarily consist of monthly revenues from our customers for our Trading Partner Integration solution. Our revenues for this solution consist of a monthly subscription fee and a transaction-based fee. We also receive set-up fees for initial integration solutions we provide our customers. Most of our customers have contracts with us that may be terminated by the customer by providing 30 days prior notice. Over 85% of our revenues for 2012, and over 90% of our revenues for 2011 and 2010, were derived from Trading Partner Integration.

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

Other Metrics

Recurring Revenue Customers.    As of December 31, 2012, we had approximately 18,000 customers with contracts to pay us monthly fees, which we refer to as recurring revenue customers. We report recurring revenue customers at the end of a period. A minority portion of our recurring revenue customers consists of separate units within a larger organization. We treat each of these units, which may include divisions, departments, affiliates and franchises, as distinct customers.

Average Recurring Revenues Per Recurring Revenue Customer.    We calculate average recurring revenues per recurring revenue customer for a period by dividing the recurring revenues from recurring revenue customers for the period by the average of the beginning and ending number of recurring revenue customers for the period.

For interim periods, we annualize this number by multiplying the quotient calculated above by the quotient of 12 divided by the number of months in the period. We anticipate that average recurring revenues per recurring revenue customer will continue to increase as we increase the number of solutions we offer and increase the penetration of those solutions across our customer base.

Recurring Revenue.    For 2012, 2011 and 2010, revenues from fixed monthly subscription and transaction-based fees, which we refer to as recurring revenue, accounted for 88%, 85% and 83% of our total revenues. More than 85% of the recurring revenues for 2012, 2011 and 2010 related to our Trading Partner Integration solution. Our revenues are not concentrated with any customer, as no customer represented over 2% of our revenues for 2012, 2011 or 2010.

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

Revenues are recorded in accordance with Staff Accounting Bulletin 104, Revenue Recognition in Financial Statements and Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements,

when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed and determinable, and (4) collectability is probable. If collection is not considered probable, revenues are recognized when the fees are collected

Fees related to our Trading Partner Integration, Trading Partner Enablement and Trading Partner Intelligence solutions consist of two revenue sources: set-up fees and recurring monthly hosting fees. Set-up fees are specific for each connection a customer has with a trading partner and most of our customers have connections with numerous trading partners. All set-up fees and related costs are deferred and recognized ratably over the life of the connection between a customer and the trading partner, which is generally two years. We continue to evaluate the length of these amortization periods as more experience is gained with contract cancellations and technology changes requested by our customers. It is possible that, in the future, the periods over which such subscription set-up fees and costs are amortized may be adjusted. Any such change in estimated expected amortization periods will affect our future results of operations. Set-up fees are nonrefundable upfront fees that do not have standalone value and are not part of the multiple element arrangement. These fees are deferred and recognized over the amortization period as defined above. The recurring monthly fee is comprised of both fixed and transaction based fees that provide standalone value and are recognized as earned.

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

Income Taxes

We account for income taxes using the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent that utilization is not presently more likely than not.

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

Valuation of Goodwill and Purchased Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. Assets acquired may include identifiable intangible assets, such as subscriber relationships, which are recognized separately from goodwill. We engaged a third-party valuation firm to assist us in the determination of the value and useful lives of the purchased intangible assets using certain estimates and assumptions.

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

Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

The following table presents our results of operations for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2012		2011		Change
	% of revenue		% of revenue		$	%
Revenues	$77,106	100.0%	$57,969	100.0%	$19,137	33.0%
Cost of revenues	22,040	28.6	15,366	26.5	6,674	43.4

Gross profit	55,066	71.4	42,603	73.5	12,463	29.3

Operating expenses
Sales and marketing	30,037	39.0	23,836	41.1	6,201	26.0
Research and development	8,166	10.6	5,838	10.1	2,328	39.9
General and administrative	13,524	17.5	11,151	19.2	2,373	21.3
Amortization of intangible assets	1,767	2.3	643	1.1	1,124	174.8

Total operating expenses	53,494	69.4	41,468	71.5	12,026	29.0

Income from operations	1,572	2.0	1,135	2.0	437	38.5
Other income (expense)
Interest expense	(27)	—	—	—	(27)	*
Interest income	46	0.1	89	0.2	(43)	(48.3)
Other expense	(248)	(0.3)	(140)	(0.2)	(108)	77.1

Total other expense, net	(229)	(0.3)	(51)	(0.1)	(178)	349.0

Income before income taxes	1,343	1.7	1,084	1.9	259	23.9
Income tax benefit (expense)	(121)	(0.2)	12,619	21.8	(12,740)	*

Net income	$1,222	1.6	$13,703	23.6	(12,481)	*

Due to rounding, totals may not equal the sum of the line items in the table above

*	Percentage is not meaningful

Revenues.    Revenues for 2012 increased $19.1 million, or 33%, to $77.1 million from $58.0 million for 2011. Our fiscal quarter ended December 31, 2012 represented our 48th consecutive quarter of increased revenues. The increase in revenues resulted from two primary factors: the increase in recurring revenue customers and the increase in average recurring revenues per recurring revenue customer.

•	The number of recurring revenue customers increased 11% to 17,977 at December 31, 2012 from 16,129 at December 31, 2011.

•

Average recurring revenues per recurring revenue customer increased 15% to $3,964 for 2012 from $3,440 for 2011. This increase was primarily attributable to increased fees resulting from increased usage of our solutions by our recurring revenue customers and growth in larger customers, including those acquired from Edifice.

Recurring revenues from recurring revenue customers accounted for 88% of our total revenues for 2012, compared to 85% for 2011. We anticipate that the number of recurring revenue customers and the recurring revenues per recurring revenue customer will continue to increase as we increase the number of solutions we offer and increase the penetration of those solutions across our customer base.

Cost of Revenues.    Cost of revenues for 2012 increased $6.7 million, or 43%, to $22.0 million from $15.4 million for 2011. The increase in cost of revenues was primarily attributable to increased headcount which resulted in higher personnel costs. Also contributing to the increase were higher expenses for depreciation, network services, stock-based compensation and occupancy. As a percentage of revenues, cost of revenues was 29% for 2012 compared to 27% for 2011. Going forward, we anticipate that cost of revenues will increase in absolute dollars as we continue to expand our business.

Sales and Marketing Expenses.    Sales and marketing expenses for 2012 increased $6.2 million, or 26%, to $30.0 million from $23.8 million for 2011. The increase in sales and marketing expenses was primarily due to increased headcount, which resulted in higher personnel costs, as well as increased commissions earned by sales personnel from new business. We also had increased expenses for marketing, stock-based compensation and depreciation in 2012, as compared to 2011. As a percentage of revenues, sales and marketing expenses were 39% for 2012 compared to 41% for 2011. As we expand our business, we will continue to add resources to our sales and marketing efforts over time, and we expect that these expenses will continue to increase in absolute dollars.

Research and Development Expenses.    Research and development expenses for 2012 were $8.1 million, an increase of $2.3 million, or 40%, from $5.8 million for 2011. The increase in research and development expenses was primarily due to increased headcount, which resulted in higher personnel costs. Depreciation expense also increased in 2012 compared to 2011. As a percentage of revenues, research and development expenses were 11% for 2012 and 10% for 2011. As we enhance and expand our solutions and applications, we expect that research and development expenses will continue to increase in absolute dollars.

General and Administrative Expenses.    For 2012, general and administrative expenses increased $2.4 million, or 21%, to $13.5 million from $11.2 million for 2011. The increase in general and administrative expenses was due to increased headcount, which resulted in higher personnel costs, as well as increased expenses for stock-based compensation, accounting, credit card processing, software maintenance and depreciation. As a percentage of revenues, general and administrative expenses were 18% for 2012, compared to 19% for 2011. Going forward, we expect that general and administrative expenses will continue to increase in absolute dollars as we expand our business.

Other Income (Expense).    Interest expense was $27,000 for 2012. There was no interest expense for 2011. Interest income was $46,000 for 2012, compared to $89,000 for 2011. Other expense was $248,000 for 2012 and $140,000 for 2011. The increase in other expense was due primarily to higher franchise taxes in 2012.

Income Tax Benefit (Expense).    For 2012, we recorded income tax expense of $121,000. Our provision for income taxes included current state and foreign income taxes as well as deferred federal and state income taxes. Our tax provision also included $135,000 of tax benefit related to true-up adjustments for prior years and

$162,000 of tax benefit related to increased state effective tax rates. If these one-time benefits were excluded, our tax expense would have been $418,000. For 2011, we recorded an income tax benefit of $12.6 million, primarily resulting from the reversal of a substantial portion of the valuation allowance on our deferred tax assets. See Note K to our consolidated financial statements, included in this Annual Report on Form 10-K, for additional information regarding our income taxes.

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

The following table provides a reconciliation of net income to Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2012	2011
Net income	$1,222	$13,703
Depreciation and amortization	4,918	2,647
Interest expense	27	—
Interest income	(46)	(89)
Income tax (benefit) expense	121	(12,619)

EBITDA	6,242	3,642
Stock-based compensation expense	2,755	1,768

Adjusted EBITDA	$8,997	$5,410

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

The following table provides a reconciliation of net income to non-GAAP income per share (in thousands, except per share amounts):

	Year Ended December 31,
	2012	2011
Net income	$1,222	$13,703
Deferred tax asset valuation allowance reversal	—	(12,802)
Stock-based compensation expense	2,755	1,768
Amortization of intangible assets	1,767	643

Non-GAAP income	$5,744	$3,312

Non-GAAP income per share
Basic	$0.44	$0.28
Diluted	$0.41	$0.26
Shares used to compute non-GAAP income per share
Basic	13,056	11,960
Diluted	13,910	12,744

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

The following table presents our results of operations for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2011		2010		Change
		% of revenue		% of revenue	$	%
Revenues	$57,969	100.0%	$44,597	100.0%	$13,372	30.0%
Cost of revenues	15,366	26.5	12,626	28.3	2,740	21.7

Gross profit	42,603	73.5	31,971	71.7	10,632	33.3

Operating expenses
Sales and marketing	23,836	41.1	16,601	37.2	7,235	43.6
Research and development	5,838	10.1	4,349	9.8	1,489	34.2
General and administrative	11,151	19.2	7,985	17.9	3,166	39.6
Amortization of intangible assets	643	1.1	—	—	643	*

Total operating expenses	41,468	71.5	28,935	64.9	12,533	43.3

Income from operations	1,135	2.0	3,036	6.8	(1,901)	(62.6)
Other income (expense)
Interest expense	—	—	(74)	(0.2)	74	(100.0)
Interest income	89	0.2	158	0.4	(69)	(43.7)
Other expense	(140)	(0.2)	(144)	(0.3)	4	(2.8)

Total other expense, net	(51)	(0.1)	(60)	(0.1)	9	(15.0)

Income before income taxes	1,084	1.9	2,976	6.7	(1,892)	(63.6)
Income tax benefit (expense)	12,619	21.8	(92)	(0.2)	12,711	*

Net income	$13,703	23.6	$2,884	6.5	10,819	*

Due to rounding, totals may not equal the sum of the line items in the table above

*	Percentage is not meaningful

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

Income Tax Benefit (Expense).    For 2011, we recorded an income tax benefit of $12.6 million, primarily resulting from the reversal of a substantial portion of the valuation allowance on our deferred tax assets. See Note K to our consolidated financial statements, included in this Annual Report on Form 10-K, for additional information regarding income taxes. For 2010, we recorded income tax expense of $92,000. Our provision for income taxes includes estimated federal alternative minimum taxes, state income and franchise taxes, as well as deferred tax expense resulting from the book and tax basis difference in goodwill from a prior asset acquisition.

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

Liquidity and Capital Resources

At December 31, 2012, our principal sources of liquidity were cash and cash equivalents totaling $66.1 million and accounts receivable, net of allowance for doubtful accounts of $10.9 million compared to cash and cash equivalents of $32.0 million and accounts receivable, net of allowance for doubtful accounts of $8.0 million at December 31, 2011. Our working capital at December 31, 2012 was $77.0 million compared to working capital of $36.8 million at December 31, 2011.

The increase in working capital from December 31, 2011 to December 31, 2012 resulted primarily from the following:

•

$34.1 million increase in cash and cash equivalents, resulting from the $57.8 million of net cash received from our September 2012 common stock offering, $6.8 million of cash provided by operations and $2.0 million cash received from the exercise of stock options and net proceeds from our employee stock purchase plan, all reduced by the $26.3 million cash used for the Edifice acquisition in August 2012 and $6.0 million of cash used for capital expenditures;

•	$3.0 million increase in net accounts receivable, due to new business in 2012 as well as customers acquired from Edifice;

•	$1.6 million increase in deferred costs, current for expenses related to increased implementation resources and commission payments for new business;

•	$949,000 increase in deferred income taxes, current primarily related to the increase in the amount of federal net operating loss carryforwards that we expect to utilize in 2013 as compared to 2012;

•	$3.7 million increase in prepaid expenses and other current assets, primarily related to the Edifice acquisition and leasehold improvements at our corporate headquarters;

•	$446,000 increase in accounts payable, primarily due to timing of payments;

•	$920,000 increase in accrued compensation and benefits, due to increased headcount and related increases in salary, vacation and commission accruals; and

•	$1.7 million increase in deferred revenue, current due to new business in 2012.

Net Cash Flows from Operating Activities

Net cash provided by operating activities was $6.8 million for 2012 compared to $4.5 million for 2011. The $12.5 million decrease in net income, principally due to the reversal of a substantial portion of the valuation allowance on our deferred tax assets taxes in 2011, was more than offset by the changes in non-cash expenses, including increased depreciation, amortization, and stock-based compensation, and the changes in our working capital accounts discussed above, resulted in the overall increase in net cash provided by operations

Net cash provided by operating activities was $4.5 million for 2011 compared to $4.9 million for 2010. The $10.8 million increase in net income was more than offset by the impact of deferred income taxes, the changes in non-cash expenses, including depreciation, amortization, and stock-based compensation, and the changes in our working capital accounts.

Net Cash Flows from Investing Activities

For 2012, net cash used in investing activities was $32.2 million, including $26.3 million for the acquisition of Edifice and $6.0 million for capital expenditures.

For 2011, net cash used in investing activities was $13.4 million, including $10.8 million for the acquisition of Direct EDI and $2.6 million for capital expenditures.

For 2010, net cash used in investing activities was $1.8 million, all for capital expenditures. In general, our capital expenditures are for supporting our business growth and existing customer base, as well as for our internal use such as equipment for our employees.

Net Cash Flows from Financing Activities

Net cash provided by financing activities was $59.5 million for 2012, and primarily represented $57.8 million of net proceeds from our common stock offering in September 2012 and $2.0 million of cash received from the exercise of employee stock options and net proceeds from our employee stock purchase plan.

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

In connection with the August 2012 acquisition of Edifice, we borrowed $11.0 million under our line of credit to fund a portion of the cash paid for the acquisition. On September 11, 2012, this debt was repaid in full with a portion of the proceeds received from the public offering of our common stock on that date.

As of December 31, 2012, there were no borrowings outstanding, approximately $16.8 million was available for borrowings, and we were in compliance with all covenants under the revolving credit agreement.

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

Contractual and Commercial Commitment Summary

Our contractual obligations and commercial commitments as of December 31, 2012 are summarized below:

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Operating lease obligations	$10,536	$788	$3,483	$2,773	$3,492

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

Interest Rate Sensitivity Risk.    For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities. We did not have any outstanding debt as of December 31, 2012 and 2011. We therefore do not have any material risk to interest rate fluctuations unless we borrow under our credit facility.

Foreign Currency Exchange Risk.    Our results of operations and cash flows are not materially affected by fluctuations in foreign currency exchange rates.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

SPS Commerce, Inc.

We have audited the accompanying consolidated balance sheets of SPS Commerce, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SPS Commerce, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2013 expressed an unqualified opinion thereon.

/S/    GRANT THORNTON LLP

Minneapolis, Minnesota

March 6, 2013

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

SPS Commerce, Inc.

We have audited the internal control over financial reporting of SPS Commerce, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2012, and our report dated March 6, 2013 expressed an unqualified opinion on those financial statements.

/S/    GRANT THORNTON LLP

Minneapolis, Minnesota

March 6, 2013

SPS COMMERCE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2012	2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$66,050	$31,985
Accounts receivable, less allowance for doubtful accounts of $227 and $222, respectively	10,940	7,958
Deferred costs, current	7,346	5,748
Deferred income taxes, current	1,732	783
Prepaid expenses and other current assets	5,443	1,765

Total current assets	91,511	48,239
PROPERTY AND EQUIPMENT, net	7,670	3,382
GOODWILL	25,487	5,853
INTANGIBLE ASSETS, net	20,240	5,767
OTHER ASSETS
Deferred costs, net of current portion	3,202	2,510
Deferred income taxes, net of current portion	10,853	11,787
Other non-current assets	238	80

	$159,201	$77,618

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,857	$1,411
Accrued compensation and benefits	6,038	5,118
Accrued expenses and other current liabilities	1,077	1,097
Deferred revenue, current	5,499	3,840

Total current liabilities	14,471	11,466
OTHER LIABILITIES
Deferred revenue, less current portion	8,312	6,599
Deferred rent	1,601	—

Total liabilities	24,384	18,065

COMMITMENTS and CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 55,000,000 shares authorized; 14,812,759 and 12,138,858 shares issued and outstanding, respectively	15	12
Additional paid-in capital	182,645	108,606
Accumulated deficit	(47,843)	(49,065)

Total stockholders’ equity	134,817	59,553

	$159,201	$77,618

The accompanying notes are an integral part of these consolidated financial statements.

SPS COMMERCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Revenues	$77,106	$57,969	$44,597
Cost of revenues	22,040	15,366	12,626

Gross profit	55,066	42,603	31,971

Operating expenses
Sales and marketing	30,037	23,836	16,601
Research and development	8,166	5,838	4,349
General and administrative	13,524	11,151	7,985
Amortization of intangible assets	1,767	643	—

Total operating expenses	53,494	41,468	28,935

Income from operations	1,572	1,135	3,036
Other income (expense)
Interest expense	(27)	—	(74)
Interest income	46	89	158
Other expense	(248)	(140)	(144)

Total other expense, net	(229)	(51)	(60)

Income before income taxes	1,343	1,084	2,976
Income tax benefit (expense)	(121)	12,619	(92)

Net income	$1,222	$13,703	$2,884

Net income per share
Basic	$0.09	$1.15	$0.36
Diluted	$0.09	$1.08	$0.25
Weighted average common shares used to compute net income per share
Basic	13,056	11,960	8,036
Diluted	13,910	12,744	11,596

The accompanying notes are an integral part of these consolidated financial statements.

SPS COMMERCE, INC .

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

								Stockholders’ Equity (Deficit)
	Redeemable Convertible Preferred Stock									Additional Paid-in Capital	Accumulated Deficit	Total Stockholders Equity (Deficit)
	Series A		Series B		Series C			Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Total	Shares	Amount
Balances, January 1, 2010	1,154,151	$37,676	5,688,116	$20,658	1,251,559	$7,444	$65,778	327,113	$—	$5,186	$(65,652)	$(60,466)
Stock-based compensation	—	—	—	—	—	—	—	—	—	750	—	750
Exercise of warrants	—	—	—	—	—	—	—	49,224	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	149,905	—	43	—	43
Conversion of redeemable convertible preferred stock	(1,154,151)	(37,676)	(5,688,116)	(20,658)	(1,251,559)	(7,444)	(65,778)	8,093,826	8	65,770	—	65,778
Conversion of warrants to purchase redeemable convertible preferred stock	—	—	—	—	—	—	—	—	—	596	—	596
Initial public offering, net of costs	—	—	—	—	—	—	—	3,114,504	3	32,899	—	32,902
Secondary stock offering, net of costs	—	—	—	—	—	—	—	115,000	—	1,020	—	1,020
Net income	—	—	—	—	—	—	—	—	—	—	2,884	2,884
Other	—	—	—	—	—	—	—	—	1	—	—	1

Balances, December 31, 2010	—	—	—	—	—	—	—	11,849,572	12	106,264	(62,768)	43,508
Stock-based compensation	—	—	—	—	—	—	—	—	—	1,768	—	1,768
Exercise of stock options	—	—	—	—	—	—	—	289,286	—	621	—	621
Stock offering costs	—	—	—	—	—	—	—	—	—	(108)	—	(108)
Excess tax benefit of stock options exercised	—	—	—	—	—	—	—	—	—	61	—	61
Net income	—	—	—	—	—	—	—	—	—	—	13,703	13,703

Balances, December 31, 2011	—	—	—	—	—	—	—	12,138,858	12	108,606	(49,065)	59,553
Stock-based compensation	—	—	—	—	—	—	—	—	—	2,755	—	2,755
Exercise of stock options	—	—	—	—	—	—	—	468,717	1	1,563	—	1,564
Excess tax benefit of stock options exercised	—	—	—	—	—	—	—	—	—	72	—	72
Employee stock purchase plan	—	—	—	—	—	—	—	17,332	—	448	—	448
Stock issued for acquisition	—	—	—	—	—	—	—	347,852	—	11,395	—	11,395
Stock offering, net of costs	—	—	—	—	—	—	—	1,840,000	2	57,806	—	57,808
Net income	—	—	—	—	—	—	—	—	—	—	1,222	1,222

Balances, December 31, 2012	—	$—	—	$—	—	$—	$—	14,812,759	$15	$182,645	$(47,843)	$134,817

The accompanying notes are an integral part of these consolidated financial statements.

SPS COMMERCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net income	$1,222	$13,703	$2,884
Reconciliation of net income to net cash provided by operating activities
Deferred income taxes	(15)	(12,708)	—
Depreciation and amortization of property and equipment	3,151	2,004	1,533
Amortization of intangible assets	1,767	643	—
Provision for doubtful accounts	383	425	274
Stock-based compensation	2,755	1,768	750
Change in carrying value of preferred stock warrants	—	—	27
Other	—	—	1
Changes in assets and liabilities, net of effect of acquisitions
Accounts receivable	(2,067)	(2,810)	(1,081)
Deferred costs	(2,290)	(1,595)	(919)
Pre paid expenses and other current assets	(3,534)	(882)	567
Other assets	(42)	(10)	(17)
Accounts payable	446	413	(347)
Accrued compensation and benefits	920	1,541	572
Accrued expenses and other current liabilities	1,582	140	(480)
Deferred revenue	2,551	1,853	1,155

Net cash provided by operating activities	6,829	4,485	4,919

Cash flows from investing activities
Business acquisitions, net of cash acquired	(26,262)	(10,841)	—
Purchases of property and equipment	(5,983)	(2,584)	(1,772)

Net cash used in investing activities	(32,245)	(13,425)	(1,772)

Cash flows from financing activities
Payments of capital lease obligations	(410)	(122)	(338)
Borrowings on line of credit	11,000	—	4,450
Payments on line of credit	(11,000)	—	(5,950)
Payments on equipment loans	—	—	(732)
Net proceeds from initial public offering	—	—	32,902
Net proceeds from secondary stock offerings	57,940	—	1,020
Stock offering costs	(132)	(108)	—
Net proceeds from exercise of options to purchase common stock	1,563	621	43
Excess tax benefit from exercise of options to purchase common stock	72	61	—
Net proceeds from employee stock purchase plan	448	—	—

Net cash provided by financing activities	59,481	452	31,395

Net increase (decrease) in cash and cash equivalents	34,065	(8,488)	34,542
Cash and cash equivalents at beginning of period	31,985	40,473	5,931

Cash and cash equivalents at end of period	$66,050	$31,985	$40,473

Supplemental disclosure of cash flow information
Cash paid for interest	$27	$3	$62
Cash paid for income taxes	47	126	95
Noncash financing activities:
Common stock issued for business acquisition	11,396	—	—

The accompanying notes are an integral part of these consolidated financial statements.

SPS COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — General

Business Description

We are a leading provider of on-demand supply chain management solutions, providing integration, collaboration, connectivity, visibility and data analytics to thousands of customers worldwide. We provide our solutions through the SPS Commerce platform, a cloud-based software suite that improves the way suppliers, retailers, distributors and other customers manage and fulfill orders. We deliver our solutions to our customers over the Internet using a Software-as-a-Service model and derive the majority of our revenues from thousands of monthly recurring subscriptions from businesses that utilize our solutions.

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

Computer equipment and purchased software: 2 to 5 years

Office equipment and furniture: 5 to 7 years

Leasehold improvements: 2 to 7 years

Significant additions or improvements extending asset lives beyond one year are capitalized, while repairs and maintenance are charged to expense as incurred. The assets and related accumulated depreciation and amortization accounts are adjusted for asset retirements and disposals with the resulting gain or loss included in net income.

SPS COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Our research and development efforts during 2012, 2011 and 2010 were primarily maintenance and data conversion activities related to our on-demand supply chain management solutions. As such, we did not capitalize any research and development costs during 2012, 2011 or 2010.

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

Intangible Assets

Assets acquired in business combinations may include identifiable intangible assets such as subscriber relationships and non-competition agreements. We recognize separately from goodwill the fair value of the identifiable intangible assets acquired. We have determined the fair value and useful lives of our purchased intangible assets with the assistance of a third-party valuation firm using certain estimates and assumptions.

The purchased intangible assets are being amortized on a straight-line basis over their estimated useful lives, which is three to nine years for subscriber relationships and two to five years for non-competition agreements. We also have non-competition agreements from a previous acquisition that are amortized on a straight-line basis over the term of the agreements, which begins with the termination of employment of the respective employee(s).

Impairment of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the

SPS COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Revenues are recorded in accordance with Staff Accounting Bulletin 104, Revenue Recognition in Financial Statements and Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements, when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed and determinable, and (4) collectability is probable. If collection is not considered probable, revenues are recognized when the fees are collected

Fees related to our Trading Partner Integration, Trading Partner Enablement and Trading Partner Intelligence solutions consist of two revenue sources: set-up fees and recurring monthly hosting fees. Set-up fees are specific for each connection a customer has with a trading partner and most of our customers have connections with numerous trading partners. All set-up fees and related costs are deferred and recognized ratably over the life of the connection between a customer and the trading partner, which is generally two years. We continue to evaluate the length of these amortization periods as more experience is gained with contract cancellations and technology changes requested by our customers. It is possible that, in the future, the periods over which such subscription set-up fees and costs are amortized may be adjusted. Any such change in estimated expected amortization periods will affect our future results of operations. Set-up fees are nonrefundable upfront fees that do not have standalone value and are not part of the multiple element arrangement. These fees are deferred and recognized over the amortization period as defined above. The recurring monthly fee is comprised of both fixed and transaction based fees that provide standalone value and are recognized as earned.

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

SPS COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising Costs

Advertising costs are charged to expense as incurred. Advertising costs were approximately $150,000, $93,000 and $94,000 for the years ended December 31, 2012, 2011 and 2010, respectively. Advertising costs are included in sales and marketing expenses in our consolidated statements of operations.

Income Taxes

We account for income taxes using the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent that utilization is not presently more likely than not.

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

Net Income Per Share

Basic net income per share has been computed using the weighted average number of shares of common stock outstanding during each period. Diluted net income per share also includes the impact of our outstanding potential common shares, including options, restricted stock units and awards and, for the year ended December 31, 2010, redeemable convertible preferred stock. Potential common shares that are anti-dilutive are excluded from the calculation of diluted net income per share.

Recent Accounting Pronouncements

We have evaluated all recent accounting pronouncements and believe that none of them will have a material effect on our consolidated financial statements.

NOTE B — Business Acquisitions

Edifice

On August 6, 2012, we entered into an asset purchase agreement with Edifice Information Management Systems, Inc. (“Edifice”), a privately-held information services company specializing in the collection, analysis and distribution of point-of-sale data used by retailers and suppliers to improve their supply chain efficiencies. We completed the asset purchase on August 7, 2012. Under the asset purchase agreement, we purchased and acquired substantially all of the assets of Edifice for $26.3 million in cash and 347,852 shares of our common stock. We also assumed certain liabilities of Edifice. This acquisition increased our point-of-sale analytic offerings, expanded our base of recurring revenue customers and added suppliers to our network.

Purchase Price Allocation

We accounted for the acquisition as a business combination. We allocated the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. We engaged a third-party valuation firm to assist us in the determination of the value of the purchased intangible assets. The excess of the purchase price over the fair value of net tangible and identifiable

SPS COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

intangible assets acquired was recorded as goodwill. Goodwill is attributed to a trained workforce and other buyer-specific value resulting from expected synergies, including long-term cost savings, which are not included in the fair values of assets. Goodwill will not be amortized; however it is deductible for tax purposes.

During the fourth quarter of 2012, we completed our evaluation of the purchase price allocation and there were no adjustments to the purchase price or net assets acquired.

The purchase price consisted of the following (in thousands):

Cash	$26,275
SPS Commerce, Inc. common stock	11,396

$37,671

We borrowed $11.0 million under our existing line of credit to fund a portion of the cash paid for the acquisition. The number of shares of our common stock issued for the acquisition was 347,852 shares as calculated according to the terms of the purchase agreement. The fair value of the shares issued was determined using the closing price of our common stock on August 6, 2012.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Current assets	$1,457
Property and equipment	1,456
Goodwill	19,634
Intangible assets	16,240
Other assets	116
Current liabilities	(1,232)

$37,671

Purchased Intangible Assets

The following table summarizes the estimated fair value of the purchased intangible assets and their estimated useful lives:

Purchased Intangible Assets	Estimated Fair Value (in thousands)	Estimated Life (in years)
Subscriber relationships	$15,980	9
Non-competition agreements	260	5

Total	$16,240

The purchased intangible assets are being amortized on a straight-line basis over their estimated useful lives. Amortization expense related to these intangible assets was $727,000 for the period from August 7, 2012 through December 31, 2012.

Acquisition-Related Costs and Post-Acquisition Operating Results

Acquisition-related costs were $212,000 and are included in our consolidated statements of operations for the year ended December 31, 2012. The operating results of Edifice have been included in our consolidated

SPS COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial statements from August 7, 2012, the closing date of the acquisition. For the period from August 7, 2012 through December 31, 2012, approximately $5.0 million of our revenues were derived from Edifice customers. The amount of operating income or loss from Edifice was not separately identifiable due to our integration.

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

	Year Ended December 31,
(in thousands, except per share data)	2012	2011
Pro forma total revenue	$83,478	$68,543
Pro forma net income	1,055	12,757
Pro forma net income per share
Basic	0.08	1.04
Diluted	0.07	0.97

The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have actually been reported had the acquisition occurred on January 1, 2011, nor is it necessarily indicative of our results of operations for any future periods.

Direct EDI

On May 17, 2011, we entered into an asset purchase agreement with Direct EDI LLC, a privately-held provider of cloud-based integration solutions for electronic data interchange, and we completed the asset purchase on May 18, 2011. Under the asset purchase agreement, we purchased and acquired substantially all of the assets of Direct EDI for $10.8 million in cash and assumed certain liabilities of Direct EDI. The acquisition of Direct EDI expanded our base of recurring revenue customers.

Purchase Price Allocation

We accounted for the acquisition as a business combination. We allocated the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. We engaged a third-party valuation firm to assist us in the determination of the value of the purchased intangible assets. The excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. Goodwill is attributed to a trained workforce and other buyer-specific value resulting from expected synergies, including long-term cost savings that are not included in the fair values of assets. Goodwill will not be amortized; however it is deductible for tax purposes. During the fourth quarter of 2011, we completed our evaluation of the purchase price allocation and recorded a purchase price adjustment of approximately $25,000 related to working capital.

SPS COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The purchased intangible assets are being amortized on a straight-line basis over their estimated useful lives. Amortization expense related to these intangible assets was $1.0 million and $643,000 for the years ended December 31, 2012 and 2011, respectively.

Acquisition-Related Costs and Post-Acquisition Operating Results

Acquisition-related costs were approximately $232,000 and are included in general and administrative expense in our consolidated statements of operations for the year ended December 31, 2011. The operating results of Direct EDI have been included in our consolidated financial statements from May 18, 2011, the closing date of the acquisition. For the year ended December 31, 2011, approximately $2.7 million of our revenues were derived from Direct EDI customers. The amount of operating income or loss from Direct EDI was not separately identifiable due to our integration.

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

SPS COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
(in thousands, except per share data)	2011	2010
Pro forma total revenue	$59,815	$48,746
Pro forma net income	13,576	2,299
Pro forma net income per share
Basic	1.14	0.29
Diluted	1.07	0.20

The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have actually been reported had the acquisition occurred on January 1, 2010, nor is it necessarily indicative of our results of operations for any future periods.

NOTE C — Accounts Receivable, net

The allowance for doubtful accounts activity, included in accounts receivable, net, was as follows (in thousands):

	2012	2011	2010
Balances, January 1	$222	$209	$226
Provision for doubtful accounts	383	425	274
Write-offs, net of recoveries	(378)	(412)	(291)

Balances, December 31	$227	$222	$209

NOTE D — Property and Equipment, net

Property and equipment, net included the following (in thousands):

	December 31,
	2012	2011
Computer equipment and purchased software	$13,154	$7,914
Office equipment and furniture	2,975	1,964
Leasehold improvements	1,784	882

	17,913	10,760
Less: accumulated depreciation and amortization	(10,243)	(7,378)

	$7,670	$3,382

At December 31, 2012 and 2011, property and equipment, net included approximately $59,000 and $26,000, respectively, of assets held at subsidiary and office locations outside of the United States of America.

NOTE E — Goodwill and Intangible Assets, net

The increase in goodwill for the year ended December 31, 2012 was due to the acquisition of Edifice (see Note B).

SPS COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets, net included the following (in thousands):

	December 31,
	2012			2011
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Subscriber relationships	$23,160	$(3,850)	$19,310	$7,180	$(2,394)	$4,786
Non-competition agreements	1,710	(780)	930	1,450	(469)	981

	$24,870	$(4,630)	$20,240	$8,630	$(2,863)	$5,767

Amortization expense for intangible assets was $1.8 million, $643,000 and $0 for the years ended December 31, 2012, 2011 and 2010, respectively.

At December 31, 2012, future amortization expense for intangible assets was as follows (in thousands):

2013	$2,868
2014	2,688
2015	2,578
2016	2,577
2017	2,557
Thereafter	6,682

$19,950

The table above does not include amounts related to non-competition agreements where the term of the agreement has not yet started. The term of such agreements, and the related amortization, begins with the termination of employment of the respective employee(s).

NOTE F – Fair Value of Financial Instruments

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

We previously had warrants outstanding to purchase 68,201 shares of our Series B redeemable convertible preferred stock. With the completion of our initial public offering in April 2010, these warrants were converted into warrants to purchase common stock and the related liability was transferred to additional paid-in capital in our consolidated balance sheets. See Note I for additional information. The table below presents a reconciliation of these preferred stock warrants, which were measured at fair value on a recurring basis using significant unobservable inputs (Level 3 inputs) (in thousands):

Balance at January 1, 2010	$569
Total losses recognized	27
Converted into warrants to purchase common stock and liability transferred to additional paid-in capital	(596)

Balance at December 31, 2010	$—

SPS COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE G – Line of Credit

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

In connection with the acquisition of Edifice (see Note B), we borrowed $11.0 million under our line of credit to fund a portion of the cash paid for the acquisition. On September 11, 2012, this debt was repaid in full with a portion of the proceeds received from our public offering of common stock on that date (see Note I). There were no borrowings under the revolving credit agreement in 2011.

As of December 31, 2012, there were no borrowings outstanding, approximately $16.8 million was available for borrowings, and we were in compliance with all covenants under the revolving credit agreement.

NOTE H – Commitments and Contingencies

Capital Leases

In connection with the acquisition of Edifice (see Note B), we assumed certain capital lease obligations for computer equipment and purchased software. As of September 30, 2012, these leases were fully repaid.

We previously leased certain computer equipment and purchased software under capital leases with an interest rate of 10.75%. These capital lease obligations were fully repaid in 2011.

Operating Leases

We are obligated under non-cancellable operating leases primarily for office space. Rent expense charged to operations was $1.6 million, $963,000 and $684,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

On February 14, 2012, we executed a new lease agreement for our current headquarters location which commenced on November 1, 2012 and expires on April 30, 2020. The lease includes additional square footage upon commencement, an automatic expansion of space on or about September 1, 2013, a right of first offer to lease certain additional space, and two options to extend the term of the lease for three years at a market rate determined in accordance with the lease. There is also a rent holiday from November 2012 to October 2013

SPS COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which has been incorporated into our deferred rent calculation. In connection with this new lease, we delivered to the landlord cash or an irrevocable letter of credit for approximately $172,000, subject to increase based on square footage expansion, as security for performance of our obligations under the lease.

At December 31, 2012, our future minimum payments under operating leases were as follows (in thousands):

2013	$788
2014	1,722
2015	1,761
2016	1,376
2017	1,397
Thereafter	3,492

$10,536

Management Incentive Agreements

Our board of directors previously approved management incentive agreements that provided for a bonus to be paid to certain executive officers upon a sale of the company. The aggregate bonus was equal to 0.322% of the amount of the purchase price, as defined, exceeding $25 million and less than $65 million. The aggregate bonus under these agreements was limited to $150,000. These management incentive agreements terminated on June 30, 2012 and no expense or liability had previously been recorded relating to these agreements.

Other Contingencies

We may be involved in various claims and legal actions in the normal course of business. Our management believes that the outcome of any such claims and legal actions will not have a significant adverse effect on our financial position, results of operations or cash flows.

NOTE I – Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Common Stock Issued

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

On August 7, 2012, in connection with the acquisition of Edifice (see Note B), we issued 347,852 shares of our common stock. The fair value of the shares issued was determined using the closing price of our common stock on August 6, 2012.

On December 3, 2010, we completed a secondary public stock offering of 3,301,926 shares of common stock at an offering price of $12.25 per share. We issued and sold 115,000 shares, including 15,000 shares sold pursuant to the exercise in full of the underwriters’ over-allotment option, and the selling stockholders sold 3,186,926 shares. We received proceeds of approximately $1.0 million after payment of underwriting discounts and commissions and legal, accounting and other fees incurred in connection with the offering.

SPS COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

At the close of the initial public offering, our previously outstanding shares of redeemable convertible preferred stock were automatically converted into 8,093,826 shares of common stock and warrants to purchase 68,201 shares of redeemable convertible preferred stock were converted into warrants to purchase 68,201 shares of common stock. Accordingly, the related warrant liability of approximately $596,000 was transferred to additional paid-in capital in our consolidated balance sheet. These common stock warrants were exercised in 2010.

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

Prior to the conversion of the preferred stock warrants into common stock warrants, we recorded other expense of $27,000 for the year ended December 31, 2010 for changes in the fair market value of these warrants.

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

SPS COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTE J – Stock-Based Compensation

Our equity compensation plans provide for the grant of incentive and nonqualified stock options, as well as other stock-based awards, to employees, non-employee directors and other consultants who provide services to us. Stock options generally vest over four years and have a contractual term of seven to ten years from the date of grant. Each award exercised results in the issuance of new shares. During 2012, approximately 728,000 additional shares were authorized under our 2010 Equity Incentive Plan as available for grant. At December 31, 2012, there were approximately 1.1 million shares available for grant under approved equity compensation plans.

We recorded non-cash stock-based compensation expense of $2.8 million, $1.8 million and $750,000 for the years ended December 31, 2012, 2011 and 2010, respectively. This expense was allocated as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Cost of revenues	$382	$255	$103
Operating expenses
Sales and marketing	895	471	211
Research and development	140	56	20
General and administrative	1,338	986	416

Total stock-based compensation expense	$2,755	$1,768	$750

SPS COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2012, there was approximately $5.7 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a straight line basis over a weighted average period of approximately 2.7 years.

Stock Options

Our stock option activity was as follows:

	Options (#)	Weighted Average Exercise Price ($/share)
Outstanding at January 1, 2010	1,248,205	$1.65
Granted	479,691	11.87
Exercised	(157,056)	0.82
Forfeited	(21,496)	23.92

Outstanding at December 31, 2010	1,549,344	4.59
Granted	431,790	17.04
Exercised	(289,286)	2.15
Forfeited	(22,439)	11.38

Outstanding at December 31, 2011	1,669,409	8.14
Granted	240,831	26.38
Exercised	(468,717)	3.35
Forfeited	(71,382)	19.25

Outstanding at December 31, 2012	1,370,141	12.41

Of the total outstanding options at December 31, 2012, 820,606 were exercisable with a weighted average exercise price of $7.66 per share. The total outstanding options had a weighted average remaining contractual life of 5.4 years.

The fair value of options that vested during the years ended December 31, 2012, 2011 and 2010 was $2.3 million, $1.3 million and $200,000, respectively.

The intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $12.1 million, $4.9 million and $1.7 million, respectively. The intrinsic value of outstanding options at December 31, 2012, 2011 and 2010 was $34.1 million, $29.7 million and $17.4 million, respectively.

The weighted-average fair values per share of options granted during 2012, 2011 and 2010 were $10.43, $8.25 and $5.82, respectively. The fair value of the options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2012	2011	2010
Weighted-average volatility	46%	45%	46% - 49%
Expected dividend yield	—	—	—
Expected life (in years)	4.75	6.25	6.25
Weighted-average risk-free interest rate	0.61% - 0.82%	1.58% - 3.05%	1.79% - 3.14%

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

SPS COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Restricted Stock Units and Awards

	Units and Awards (#)	Weighted Average Grant Date Fair Value ($/share)
Outstanding at January 1, 2012	—	$—
Granted	82,203	26.35
Vested	—	—
Forfeited	(8,687)	25.59

Outstanding at December 31, 2012	73,516	26.44

At December 31, 2012, there were 68,241 restricted stock units and 5,275 restricted stock awards outstanding. The restricted stock units vest over a four year period and the restricted stock awards vest over a one year period. Upon vesting, the holder is entitled to receive shares of our common stock.

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

The first offering period began on July 1, 2012 and ended on December 31, 2012. During this period, we withheld approximately $448,000 from employees participating in the plan. On December 31, 2012, 17,332 shares were purchased on behalf of the employees participating in the plan.

A total of 1.2 million shares of common stock were originally reserved for issuance under the plan. With the current period purchase, approximately 1.2 million shares were available for future purchases as of December 31, 2012.

For the year ended December 31, 2012, we recorded approximately $148,000 of stock-based compensation expense associated with the employee stock purchase plan. The fair value was estimated based on the market price of our common stock at the beginning of the offering period, which was $30.38 per share, and using the Black-Scholes option pricing model with the following assumptions:

Expected volatility	46.0%
Expected dividend yield	0%
Expected life (in years)	0.50
Risk-free interest rate	0.15%

SPS COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE K – Income Taxes

The provision (benefit) for income taxes was as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current
Federal	$—	$—	$41
State	74	89	23
Foreign	63	—	—
Deferred
Federal	188	(12,282)	26
State	(204)	(426)	2

	$121	$(12,619)	$92

For the year ended December 31, 2012, the provision for income taxes included current state and foreign income taxes, as well as deferred federal and state income taxes. It also included one-time tax benefits related to true-up adjustments. If these one-time benefits were excluded, our provision for income taxes would have been $418,000. The provision did not include any benefit for federal research and development tax credits as we are not allowed to consider these credits in our tax rate until they are formally reenacted.

For the year ended December 31, 2011, the benefit for income taxes included the release of a substantial portion of the valuation allowance on our deferred tax assets. The release of the valuation allowance was a non-cash event that indicated we expect the probability is more likely than not that we will generate sufficient future profits to fully utilize our deferred tax assets.

A reconciliation of the provision (benefit) for income taxes to the statutory federal rate was as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Expected federal income tax at statutory rate	$459	$396	$1,013
State income taxes, net of federal tax effect	31	37	75
Tax impact of foreign activity	(8)	55	—
Permanent book/tax differences	23	100	106
Change in valuation allowance	(88)	(1,310)	(6,475)
Release of valuation allowance	—	(12,802)	—
Section 382 limitation	—	415	6,427
Change in state deferred rate	(162)	—	—
Prior year true up	(135)	43	69
AMT expense	—	—	71
General business credit	—	—	(107)
State net operating loss adjustment	—	413	(1,087)
Other	1	34	—

Total provision (benefit) for income taxes	$121	$(12,619)	$92

As of December 31, 2012 and 2011, we had income tax receivables of $72,000 and $90,000, respectively, which were included in prepaid expenses and other current assets on the consolidated balance sheets.

SPS COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2012, we had net operating loss carryforwards of $56.9 million for U.S. federal tax purposes and $23.9 million of various state net operating loss carryforwards. Our net operating loss carryforwards will expire between 2013 and 2032 if not utilized.

Section 382 of the U.S. Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that might be used to offset taxable income when a corporation has undergone significant changes in stock ownership. We have performed a Section 382 analysis for the time period from our inception through December 8, 2010. During this time period it was determined that we had six separate ownership changes under Section 382. We have not updated the Section 382 analysis subsequent to December 8, 2010; however, we believe there have not been any events subsequent to that date that would materially impact the analysis. We believe that approximately $17.6 million of federal losses and $13.0 million of state losses will expire unused due to Section 382 limitations. The maximum annual limitation of federal net operating losses under Section 382 is approximately $990,000. This limitation could be further restricted if any ownership changes occur in future years.

Our federal and state net operating losses at December 31, 2012 included $17.7 million and $3.4 million, respectively, of income tax deductions in excess of previously recorded tax benefits. Although these additional tax deductions are included in the net operating losses referenced above, the related tax benefit will not be recognized until the deductions reduce our income taxes payable. The tax benefit of these excess deductions will be reflected as a credit to additional paid in capital when recognized. Accordingly, our deferred tax assets are reported net of the excess tax deductions for stock compensation and Section 382 limitations.

Realization of our net operating loss carryforwards and other deferred tax temporary differences are contingent upon future taxable earnings. We assess our ability to realize our deferred tax assets on a regular and periodic basis. This assessment requires estimates and significant judgment. If the estimates of future taxable income vary from actual results, our assessment regarding the realization of our deferred tax assets could change. Future changes in the estimated amount of deferred taxes that are expected to be realized will be reflected in our consolidated financial statements in the period the estimate is changed, with a corresponding adjustment to our operating results.

As of December 31, 2012, we had a valuation allowance against our deferred tax assets of $281,000 related to various state net operating loss and credit carryforwards that we do not expect to utilize.

SPS COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant components of our deferred tax assets (liabilities) were as follows (in thousands):

	December 31,
	2012	2011
Current
Current net operating loss and credit carryforwards	$1,615	$856
Accounts receivable allowance	143	126
Stock-based compensation expense	154	—
Accrued expenses	643	390

Total current deferred tax asset	2,555	1,372

Deferred operations	(784)	(589)

Total current deferred tax liability	(784)	(589)

Valuation allowance	(39)	—

Net current deferred tax asset	$1,732	$783

Non-current
Net operating loss and credit carryforwards	$6,474	$9,342
Deferred operations	2,533	1,413
Stock-based compensation expense	1,332	718
Depreciation and amortization	738	672
Other	18	11

Total non-current deferred tax asset	11,095	12,156
Valuation allowance	(242)	(369)

Net non-current deferred tax asset	$10,853	$11,787

We are subject to income taxes in the U.S. federal and various state and international jurisdictions. We are generally subject to U.S. federal and state tax examinations for all prior tax years due to our net operating loss carryforwards and the utilization of the carryforwards in years still open under statute. As of December 31, 2012, we are not under any income tax audits by tax authorities.

As of December 31, 2012, we do not have any unrecognized tax benefits. It is our practice to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We do not expect any material changes in our unrecognized tax positions over the next 12 months.

SPS COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE L – Net Income Per Share

The following table presents the components of the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Year Ended December 31,
	2012	2011	2010
Numerator
Net income	$1,222	$13,703	$2,884

Denominator
Weighted average common shares outstanding, basic	13,056	11,960	8,036
Options to purchase common stock	826	784	973
Restricted stock units and awards	26	—	—
Employee stock purchase plan	2	—	—
Redeemable convertible preferred stock	—	—	2,587

Weighted average common shares outstanding, diluted	13,910	12,744	11,596

Net income per share
Basic	$0.09	$1.15	$0.36

Diluted	$0.09	$1.08	$0.25

For the years ended December 31, 2012, 2011 and 2010, the effect of all outstanding potential common shares was included in the calculation of diluted net income per share.

NOTE M – Employee Benefit Plan

We sponsor a 401(k) retirement savings plan whereby employees are allowed to contribute up to 100% of their salaries and the company will match 25% up to the first 6%. Our matching contributions to the plan, which vest immediately, were $372,000, $287,000 and $241,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

NOTE N – Guarantees

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

SPS COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE O – Selected Quarterly Financial Data (Unaudited)

The following table presents our selected unaudited quarterly statements of operations data (in thousands, except per share amounts):

	For the Three Months Ended
2012	Mar 31	Jun 30	Sep 30	Dec 31
Revenues	$16,534	$17,821	$20,267	$22,484
Gross profit	12,086	12,978	14,322	15,680
Income from operations	459	751	138	224
Net income	256	426	174	366
Diluted earnings per share	0.02	0.03	0.01	0.02

	For the Three Months Ended
2011	Mar 31	Jun 30	Sep 30	Dec 31
Revenues	$12,649	$13,937	$15,529	$15,854
Gross profit	9,328	10,187	11,453	11,635
Income (loss) from operations	507	(41)	270	399
Net income (loss)	492	(109)	177	13,143
Diluted earnings (loss) per share	0.04	(0.01)	0.01	1.02

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012, the end of the period covered by this Annual Report on Form 10-K. This evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Disclosure controls and procedures means controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed such that information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO and CFO have concluded that as of December 31, 2012, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed our internal control over financial reporting as of December 31, 2012, based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2012 based on the specified criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in their report, which is included under Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

As previously reported under “Item 4 — Controls and Procedures” in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, our management concluded that our disclosure controls and procedures were not effective as of September 30, 2012 solely because we identified a material weakness in internal control over financial reporting related to modifications of contract information in our recently implemented Enterprise Resource Planning (“ERP”) system upgrade.

We have remediated this material weakness since the filing of that report. Specifically, during the quarter ended December 31, 2012, we implemented additional procedures and related review controls to ensure that contract billing masterfile modifications outside of our normal business processes are properly reviewed and approved, including creating a system-generated change log that our management reviews monthly and then can approve these contract billing file modifications.

There were no other changes in our internal control over financial reporting during the most recent fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to executive officers is contained in Item 1 of this Annual Report on Form 10-K under the heading “Executive Officers” and with respect to other information relating to our directors and executive officers will be set forth in our 2013 Proxy Statement under the caption “Item 1 – Election of Directors,” which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference.

The information required by this item under Item 405 of Regulation S-K is incorporated herein by reference to the section titled “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2013 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. The information required by this item under Item 407(d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference to the section titled “Information Regarding the Board of Directors and Corporate Governance — Board Committees — Audit Committee” of our 2013 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Information related to security ownership required by this item is incorporated herein by reference to the sections titled “Executive Compensation,” and “Certain Relationships and Related Transactions — Compensation Committee Interlocks and Insider Participation” of our 2013 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information related to security ownership required by this item is incorporated herein by reference to the section titled “Security Ownership” of our 2013 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. Information related to our equity compensation plans required by this item is incorporated herein by reference to the section titled “Executive Compensation — Outstanding Equity Awards” of our 2013 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated herein by reference to the sections titled “Certain Relationships and Related Transactions,” and “Information Regarding the Board of Directors and Corporate Governance — Director Independence” of our 2013 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.	Principal Accounting Fees and Services

Information required by this item is incorporated herein by reference to the section titled “Audit Committee Report and Payment of Fees to Our Independent Auditor” of our 2013 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Dated: March 6, 2013

SPS COMMERCE, INC.

By:	/s/ ARCHIE C. BLACK
Archie C. Black
President and Chief Executive Officer

Each of the undersigned hereby appoints Archie C. Black and Kimberly K. Nelson, and each of them (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Act of 1934, any and all amendments and exhibits to this annual report on Form 10-K and any and all applications, instruments, and other documents to be filed with the Securities and Exchange Commission pertaining to this annual report on Form 10-K or any amendments thereto, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 6, 2013.

Name and Signature	Title

/s/ ARCHIE C. BLACK Archie C. Black	Chief Executive Officer, President and Director (principal executive officer)

/s/ KIMBERLY K. NELSON Kimberly K. Nelson	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

/s/ BRADLEY A. CLEVELAND Bradley A. Cleveland	Director

/s/ MICHAEL B. GORMAN Michael B. Gorman	Director

/s/ MARTIN J. LEESTMA Martin J. Leestma	Director

/s/ PHILIP E. SORAN Philip E. Soran	Director

/s/ GEORGE H. SPENCER, III George H. Spencer, III	Director

/s/ SVEN A. WEHRWEIN Sven A. Wehrwein	Director

EXHIBIT INDEX

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

2.1	Asset Purchase Agreement, dated as of May 17, 2011, by and between Direct EDI LLC and the registrant	8-K	001-34702	05/23/2011	2.1

2.2	Asset Purchase Agreement, dated as of August 6, 2012, by and between Edifice Information Management Systems, Inc. and the registrant	8-K	001-34702	08/07/2012	2.1

3.1	Amended and Restated Certificate of Incorporation	S-3	333-182097	06/13/2012	4.1

3.2	Amended and Restated Bylaws	S-1/A	333-163476	03/05/2010	3.2

4.1	Registration Rights Agreement, as amended	8-K	001-34702	05/06/2011	10.2

10.1	1999 Equity Incentive Plan**	S-1/A	333-163476	01/11/2010	10.1

10.2	Form of Option Agreement under 1999 Equity Incentive Plan**	S-1/A	333-163476	01/11/2010	10.2

10.3	2001 Stock Option Plan**	S-1/A	333-163476	01/11/2010	10.3

10.4	Form of Incentive Stock Option Agreement under 2001 Stock Option Plan**	S-1/A	333-163476	01/11/2010	10.4

10.5	Form of Non-Statutory Stock Option Agreement (Director) under 2001 Stock Option Plan**	S-1/A	333-163476	01/11/2010	10.5

10.6	2010 Equity Incentive Plan**	S-1/A	333-163476	03/05/2010	10.6

10.7	Form of Incentive Stock Option Agreement under 2010 Equity Incentive Plan**	8-K	001-34702	02/17/2012	10.2

10.8	Form of Non-Statutory Stock Option Agreement (Employee) under 2010 Equity Incentive Plan**	8-K	001-34702	02/17/2012	10.3

10.9	Form of Non-Statutory Stock Option Agreement (Director) under 2010 Equity Incentive Plan**	8-K	001-34702	02/17/2012	10.4

10.10	Form of Restricted Stock Unit Award Agreement under 2010 Equity Incentive Plan**	8-K	001-34702	02/17/2012	10.5

10.11	2002 Management Incentive Agreement between the Company and Archie C. Black**	S-1/A	333-163476	01/11/2010	10.14

10.12	2002 Management Incentive Agreement between the Company and James J. Frome**	S-1/A	333-163476	01/11/2010	10.15

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

10.13	Non-Employee Director Compensation Policy**	S-1/A	333-163476	02/12/2010	10.16

10.14	Form of Indemnification Agreement for Steve A. Cobb, Michael B. Gorman, and George H. Spencer, III	S-1/A	333-163476	01/11/2010	10.17

10.15	Form of Indemnification Agreement for Martin J. Leestma, Philip E. Soran and Sven A. Wehrwein	S-1/A	333-163476	01/11/2010	10.18

10.16	Form of Indemnification Agreement for Archie C. Black**	S-1/A	333-163476	01/11/2010	10.19

10.17	Employment Agreement between the Company and Archie C. Black**	S-1/A	333-163476	03/05/2010	10.20

10.18	Form of At-will Confidentiality Agreement Regarding Certain Terms and Conditions of Employment for Kimberly K. Nelson, James J. Frome, Michael J. Gray and David J. Novak, Jr.**	S-1/A	333-163476	03/05/2010	10.21

10.19	Revolving Credit Agreement, dated as of September 30, 2011, by and between the registrant and JPMorgan Chase Bank, N.A.	8-K	001-34702	10/03/2011	10.1

10.20	Standard Form Office Lease, dated as of February 14, 2012, by and between the registrant and CSDV-MN Limited Partnership	8-K	001-34702	02/17/2012	10.1

10.21	Form of Restricted Stock Award Agreement under 2010 Equity Incentive Plan**	10-Q	001-34702	05/08/2012	10.6

10.22	Separation Agreement between SPS Commerce, Inc. and Michael J. Gray dated November 19, 2012**	8-K	001-34702	11/23/2012	10

21.1	Subsidiaries of the registrant					X

23.1	Consent of Grant Thornton LLP					X

24.1	Power of Attorney (included on signature page)					X

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended					X

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T					X

**	Indicates management contract or compensatory plan or arrangement.