Form 10-Q
period 2013-03-31
SPS COMMERCE INC
filed 2013-05-02
CIK 1092699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2013

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding at April 24, 2013 was 15,014,247 shares.

SPS COMMERCE, INC.

QUARTERLY REPORT ON FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains forward-looking statements regarding us, our business prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described under the heading “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We expressly disclaim any intent or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Commission that advise interested parties of the risks and factors that may affect our business.

PART I. – FINANCIAL INFORMATION

Item 1.	Financial Statements

SPS COMMERCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except share amounts)

	March 31,	December 31,
	2013	2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$72,559	$66,050
Accounts receivable, less allowance for doubtful accounts of $226 and $227, respectively	10,788	10,940
Deferred costs, current	7,860	7,346
Deferred income taxes, current	1,732	1,732
Prepaid expenses and other current assets	2,713	5,443

Total current assets	95,652	91,511
PROPERTY AND EQUIPMENT, net	7,589	7,670
GOODWILL	25,487	25,487
INTANGIBLE ASSETS, net	19,523	20,240
OTHER ASSETS
Deferred costs, net of current portion	3,396	3,202
Deferred income taxes, net of current portion	10,925	10,853
Other non-current assets	207	238

	$162,779	$159,201

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,034	$1,857
Accrued compensation and benefits	6,697	6,038
Accrued expenses and other current liabilities	1,063	1,077
Deferred revenue, current	5,827	5,499

Total current liabilities	15,621	14,471
OTHER LIABILITIES
Deferred revenue, less current portion	8,339	8,312
Deferred rent	1,830	1,601

Total liabilities	25,790	24,384

COMMITMENTS and CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 55,000,000 shares authorized; 15,001,667 and 14,812,759 shares issued and outstanding, respectively	15	15
Additional paid-in capital	184,618	182,645
Accumulated deficit	(47,644)	(47,843)

Total stockholders’ equity	136,989	134,817

	$162,779	$159,201

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPS COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2013	2012
Revenues	$23,752	$16,534
Cost of revenues	7,066	4,448

Gross profit	16,686	12,086

Operating expenses
Sales and marketing	9,225	6,447
Research and development	2,503	1,732
General and administrative	4,047	3,188
Amortization of intangible assets	717	260

Total operating expenses	16,492	11,627

Income from operations	194	459
Other income (expense)
Interest income	23	15
Other expense	(84)	(65)

Total other expense, net	(61)	(50)

Income before income taxes	133	409
Income tax benefit (expense)	66	(153)

Net income	$199	$256

Net income per share
Basic	$0.01	$0.02
Diluted	$0.01	$0.02
Weighted average common shares used to compute net income per share
Basic	14,884	12,163
Diluted	15,564	13,185

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPS COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities
Net income	$199	$256
Reconciliation of net income to net cash provided by operating activities
Deferred income taxes	(72)	142
Depreciation and amortization of property and equipment	1,171	592
Amortization of intangible assets	717	260
Provision for doubtful accounts	80	82
Stock-based compensation	924	612
Changes in assets and liabilities
Accounts receivable	72	(105)
Deferred costs	(778)	(497)
Prepaid expenses and other current assets	2,831	(144)
Accounts payable	177	(171)
Accrued compensation and benefits	659	(570)
Accrued expenses and other current liabilities	214	215
Deferred revenue	355	932

Net cash provided by operating activities	6,549	1,604

Cash flows from investing activities
Purchases of property and equipment	(1,089)	(630)

Net cash used in investing activities	(1,089)	(630)

Cash flows from financing activities
Net proceeds from exercise of options to purchase common stock	1,049	93
Excess tax benefit from exercise of options to purchase common stock	—	11

Net cash provided by financing activities	1,049	104

Net increase in cash and cash equivalents	6,509	1,078
Cash and cash equivalents at beginning of period	66,050	31,985

Cash and cash equivalents at end of period	$72,559	$33,063

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPS COMMERCE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE A – General

Business Description

We are a leading provider of on-demand supply chain management solutions, providing prewired, proven integrations and comprehensive retail performance analytics to thousands of customers worldwide. We provide our solutions through the SPS Commerce platform, a cloud-based software suite that improves the way suppliers, retailers, distributors and other customers manage and fulfill orders. We deliver our solutions to our customers over the Internet using a Software-as-a-Service model and derive the majority of our revenues from thousands of monthly recurring subscriptions from businesses that utilize our solutions.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and notes required by GAAP. We have included all normal recurring adjustments considered necessary to give a fair statement of our financial position, results of operations and cash flows for the interim periods shown. Operating results for these interim periods are not necessarily indicative of the results to be expected for the full year. The December 31, 2012 balance sheet data was derived from our audited financial statements at that date. For further information, refer to the consolidated financial statements and accompanying notes for the year ended December 31, 2012 included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 6, 2013.

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

Significant Accounting Policies

During the three months ended March 31, 2013, there were no material changes in our significant accounting policies. See Note A to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission on March 6, 2013, for additional information regarding our significant accounting policies.

Recent Accounting Pronouncements

We have evaluated all recent accounting pronouncements and believe that none of them will have a material effect on our consolidated financial statements.

NOTE B – Intangible Assets, net

Intangible assets included the following (in thousands):

	March 31, 2013			December 31, 2012
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Subscriber relationships	$23,160	$(4,482)	$18,678	$23,160	$(3,850)	$19,310
Non-competition agreements	1,710	(865)	845	1,710	(780)	930

	$24,870	$(5,347)	$19,523	$24,870	$(4,630)	$20,240

Amortization expense for intangible assets was $717,000 and $260,000 for the three months ended March 31, 2013 and 2012, respectively.

At March 31, 2013, future amortization expense for intangible assets was as follows (in thousands):

Remainder of 2013	$2,151
2014	2,688
2015	2,578
2016	2,577
2017	2,557
Thereafter	6,682

$19,233

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

There were no borrowings outstanding at March 31, 2013 and we were in compliance with all covenants under the revolving credit agreement as of that date.

NOTE D – Stock-Based Compensation

Our equity compensation plans provide for the grant of incentive and nonqualified stock options, as well as other stock-based awards, to employees, non-employee directors and other consultants who provide services to us. Each award exercised or vested results in the issuance of new shares. In January 2013, 888,765 additional shares were reserved for future issuance under our 2010 Equity Incentive Plan. At March 31, 2013, there were approximately 1.8 million shares available for grant under approved equity compensation plans.

We recorded non-cash stock-based compensation expense of $924,000 and $612,000 for the three months ended March 31, 2013 and 2012, respectively. This expense was allocated as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Cost of revenues	$103	$98
Operating expenses
Sales and marketing	342	178
Research and development	61	22
General and administrative	418	314

Total stock-based compensation expense	$924	$612

As of March 31, 2013, there was approximately $9.9 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a straight line basis over a weighted average period of 3.2 years.

Stock Options

Stock options generally vest over four years and have a contractual term of seven to ten years from the date of grant. Our stock option activity was as follows:

		Weighted Average
	Options	Exercise Price
	(#)	($/share)
Outstanding at December 31, 2012	1,370,141	$12.41
Granted	201,006	39.01
Exercised	(175,222)	5.99
Forfeited	(1,308)	20.16

Outstanding at March 31, 2013	1,394,617	17.04

Of the total outstanding options at March 31, 2013, 736,542 were exercisable with a weighted average exercise price of $9.49 per share. The total outstanding options had a weighted average remaining contractual life of 5.7 years.

The weighted average fair value per share of options granted during the first three months of 2013 was $14.00 and this was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Weighted-average volatility	41.1%
Expected dividend yield	0%
Expected life (in years)	4.75
Weighted-average risk-free interest rate	0.84%

Restricted Stock Units and Awards

Restricted stock units vest over four years and restricted stock awards vest over one year. Upon vesting, the holder is entitled to receive shares of our common stock. Our restricted stock units and restricted stock awards activity was as follows:

	Units and	Weighted Average
	Awards	Grant Date Fair
	(#)	Value ($/share)
Outstanding at December 31, 2012	73,516	$26.44
Granted	57,205	39.01
Vested	(13,686)	25.32
Forfeited	—	—

Outstanding at March 31, 2013	117,035	32.71

Employee Stock Purchase Plan

Effective July 1, 2012, we adopted an employee stock purchase plan which allows participating employees to purchase shares of our common stock at a discount through payroll deductions. The plan is available to all employees subject to certain eligibility requirements. Participating employees may purchase common stock, on a voluntary after tax basis, at a price that is the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period. The plan consists of two six-month offering periods, beginning on July 1 and January 1 of each calendar year. A total of 1.2 million shares of common stock are reserved for issuance under the plan.

As of March 31, 2013, we have withheld approximately $271,000 from employees participating in the plan for the offering period that began on January 1, 2013 and a total of approximately 1.2 million shares were available for future purchases under the plan.

For the three months ended March 31, 2013, we recorded approximately $93,000 of stock-based compensation expense associated with the employee stock purchase plan. The fair value was estimated based on the market price of our common stock at the beginning of the offering period, which was $37.27 per share, and using the Black-Scholes option pricing model with the following assumptions:

Expected volatility	41.1%
Expected dividend yield	0%
Expected life (in years)	0.50
Risk-free interest rate	0.12%

NOTE E – Income Taxes

We recorded an income tax benefit of $66,000 for the three months ended March 31, 2013. We recorded income tax expense of $153,000 for the three months ended March 31, 2012. We record our interim provision for income taxes based on our estimated annual effective tax rate for the year. Our provisions for income taxes included current foreign and state income tax expense, as well as deferred tax expense.

The decrease in income tax expense for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, was primarily due to a discrete tax benefit of $117,000 in 2013 for the retroactive benefit of the 2012 federal R&D credit. The American Taxpayer Relief Act of 2012 was enacted on January 2, 2013 and extended the federal R&D credit from January 1, 2012 through December 31, 2013.

We are subject to income taxes in the U.S. federal and various state and international jurisdictions. As of March 31, 2013, we are generally subject to tax examinations for all prior years due to our net operating loss carryforwards.

As of March 31, 2013, we do not have any unrecognized tax benefits. It is our practice to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We do not expect any material changes in our unrecognized tax positions over the next 12 months.

NOTE F – Net Income Per Share

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

The following table presents the components of the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2013	2012
Numerator
Net income	$199	$256

Denominator
Weighted average common shares outstanding, basic	14,884	12,163
Options to purchase common stock	627	988
Restricted stock units and awards	51	34
Employee stock purchase plan	2	—

Weighted average common shares outstanding, diluted	15,564	13,185

Net income per share
Basic	$0.01	$0.02

Diluted	$0.01	$0.02

For the three months ended March 31, 2013, the effect of approximately 201,000 outstanding potential common shares was excluded from the calculation of diluted net income per share because they were anti-dilutive. For the three months ended March 31, 2012, the effect of all outstanding potential common shares was included in the calculation of diluted net income per share.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading provider of on-demand supply chain management solutions, providing prewired, proven integrations and comprehensive retail performance analytics to thousands of customers worldwide. We provide our solutions through the SPS Commerce platform, a cloud-based software suite that improves the way suppliers, retailers, distributors and other customers manage and fulfill orders. We deliver our solutions to our customers over the Internet using a Software-as-a-Service model and derive the majority of our revenues from thousands of monthly recurring subscriptions from businesses that utilize our solutions.

We plan to continue to grow our business by further penetrating the supply chain management market, increasing revenues from our customers as their businesses grow, expanding our distribution channels, expanding our international presence and developing new solutions and applications. We also intend to selectively pursue acquisitions that will add customers, allow us to expand into new regions or allow us to offer new functionalities.

Key Financial Terms and Metrics

We have several key financial terms and metrics, including annualized average recurring revenues per recurring revenue customer. During the three months ended March 31, 2013, there were no changes in the definitions of our key financial terms and metrics, which are discussed in more detail under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission on March 6, 2013.

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

Critical Accounting Policies and Estimates

This discussion of our financial condition and results of operations is based upon our financial statements, which are prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe to be reasonable. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

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

During the three months ended March 31, 2013, there were no significant changes in our critical accounting policies or estimates.

See Note A to our financial statements included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission on March 6, 2013, for additional information regarding our critical accounting policies, as well as a description of our other significant accounting policies.

Results of Operations

The following table presents our results of operations for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2013		2012		Change
		% of revenue		% of revenue	$	%
Revenues	$23,752	100.0%	$16,534	100.0%	$7,218	43.7%
Cost of revenues	7,066	29.7	4,448	26.9	2,618	58.9

Gross profit	16,686	70.3	12,086	73.1	4,600	38.1

Operating expenses
Sales and marketing	9,225	38.8	6,447	39.0	2,778	43.1
Research and development	2,503	10.5	1,732	10.5	771	44.5
General and administrative	4,047	17.0	3,188	19.3	859	26.9
Amortization of intangible assets	717	3.0	260	1.6	457	175.8

Total operating expenses	16,492	69.4	11,627	70.3	4,865	41.8

Income from operations	194	0.8	459	2.8	(265)	(57.7)
Other income (expense)
Interest income	23	0.1	15	0.1	8	53.3
Other expense	(84)	(0.4)	(65)	(0.4)	(19)	29.2

Total other expense, net	(61)	(0.3)	(50)	(0.3)	(11)	22.0

Income before income taxes	133	0.6	409	2.5	(276)	(67.5)
Income tax benefit (expense)	66	0.3	(153)	(0.9)	219	(143.1)

Net income	$199	0.8	$256	1.5	(57)	(22.3)

Due to rounding, totals may not equal the sum of the line items in the table above.

Three Months Ended March 31, 2013 compared to Three Months Ended March 31, 2012

Revenues. Revenues for the three months ended March 31, 2013 increased $7.2 million, or 44%, to $23.8 million from $16.5 million for the same period in 2012. Our fiscal quarter ended March 31, 2013 represented our 49th consecutive quarter of increased revenues.

The increase in revenues resulted from two primary factors: the increase in recurring revenue customers and the increase in annualized average recurring revenues per recurring revenue customer.

•	The number of recurring revenue customers increased 12% to 18,398 at March 31, 2013 from 16,433 at March 31, 2012.

•

Annualized average recurring revenues per recurring revenue customer increased 31% to $4,634 for the three months ended March 31, 2013 from $3,529 for the same period in 2012. This increase was primarily attributable to increased fees resulting from increased usage of our solutions by our recurring revenue customers and growth in larger customers, including those acquired from Edifice in 2012.

Recurring revenues from recurring revenue customers accounted for 89% of our total revenues for the three months ended March 31, 2013, compared to 87% for the same period in 2012. We anticipate that the number of recurring revenue customers and the recurring revenues per recurring revenue customer will continue to increase as we increase the number of solutions we offer and increase the penetration of those solutions across our customer base.

Cost of Revenues. Cost of revenues for the three months ended March 31, 2013 increased $2.6 million, or 59%, to $7.1 million from $4.4 million for the same period in 2012. The increase in cost of revenues was primarily due to increased headcount in 2013 which resulted in higher personnel costs. Also contributing to the increase were higher expenses for depreciation and occupancy in 2013 as compared to 2012. As a percentage of revenues, cost of revenues was 30% for the three months ended March 31, 2013, compared to 27% for the same period in 2012. Going forward, we anticipate that cost of revenues will increase in absolute dollars as we continue to expand our business.

Sales and Marketing Expenses. Sales and marketing expenses for the three months ended March 31, 2013 increased $2.8 million, or 43%, to $9.2 million from $6.4 million for the same period in 2012. The increase in sales and marketing expenses was primarily due to increased headcount in 2013 which resulted in higher personnel costs, as well as increased commissions earned by sales personnel from new business. We also had increased expenses for marketing, depreciation, stock-based compensation and occupancy in 2013 as compared to 2012. As a percentage of revenues, sales and marketing expenses were 39% for each of the three months ended March 31, 2013 and 2012. As we expand our business, we will continue to add resources to our sales and marketing efforts over time, and we expect that these expenses will continue to increase in absolute dollars.

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2013 increased $771,000, or 45%, to $2.5 million from $1.7 million for the same period in 2012. The increase in research and development expenses was primarily due to increased headcount in 2013 which resulted in higher personnel costs. Expenses for depreciation, occupancy and stock-based compensation also increased in 2013 as compared to 2012. As a percentage of revenues, research and development expenses were 11% for each of the three months ended March 31, 2013 and 2012. As we enhance and expand our solutions and applications, we expect that research and development expenses will continue to increase in absolute dollars.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2013 increased $859,000, or 27%, to $4.0 million from $3.2 million for the same period in 2012. The increase in general and administrative expenses was primarily due to increased headcount in 2013 which resulted in higher personnel costs, as well as increased stock-based compensation, depreciation and software maintenance expenses. As a percentage of revenues, general and administrative expenses were 17% for the three months ended March 31, 2013 compared to 19% for the same period in 2012. Going forward, we expect that general and administrative expenses will continue to increase in absolute dollars as we expand our business.

Amortization of Intangible Assets. Amortization expense was $717,000 for the three months ended March 31, 2013, compared to $260,000 for the same period in 2012. The increase in amortization expense in 2013 from 2012 was the result of the August 2012 acquisition of Edifice.

Other Income (Expense). Interest income for the three months ended March 31, 2013 was $23,000, compared to $15,000 for the same period in 2012. Other expense for the three months ended March 31, 2013 was $84,000 and $65,000 for the same period in 2012.

Income Tax Benefit (Expense). We recorded an income tax benefit of $66,000 for the three months ended March 31, 2013 and income tax expense of $153,000 for the three months ended March 31, 2012. We record our interim provision for income taxes based on our estimated annual effective tax rate for the year. Our provisions for income taxes included current foreign and state income tax expense, as well as deferred tax expense. The decrease in income tax expense for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, was primarily due to a discrete tax benefit of $117,000 in 2013 for the retroactive benefit of the 2012 federal R&D credit. The American Taxpayer Relief Act of 2012 was enacted on January 2, 2013 and extended the federal R&D credit from January 1, 2012 through December 31, 2013.

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

The following table provides a reconciliation of net income to Adjusted EBITDA (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Net income	$199	$256
Depreciation and amortization of property and equipment	1,171	592
Amortization of intangible assets	717	260
Interest income	(23)	(15)
Income tax (benefit) expense	(66)	153

EBITDA	1,998	1,246
Stock-based compensation expense	924	612

Adjusted EBITDA	$2,922	$1,858

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

The following table provides a reconciliation of net income to non-GAAP income per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2013	2012
Net income	$199	$256
Stock-based compensation expense	924	612
Amortization of intangible assets	717	260

Non-GAAP income	$1,840	$1,128

Shares used to compute non-GAAP income per share
Basic	14,884	12,163
Diluted	15,564	13,185
Non-GAAP income per share
Basic	$0.12	$0.09
Diluted	$0.12	$0.09

Liquidity and Capital Resources

At March 31, 2013, our principal sources of liquidity were cash and cash equivalents of $72.6 million and accounts receivable, net of allowance for doubtful accounts, of $10.8 million. Our working capital at March 31, 2013 was $80.0 million compared to $77.0 million at December 31, 2012. The increase in working capital from December 31, 2012 to March 31, 2013 resulted from the following:

•	$6.5 million increase in cash and cash equivalents, due primarily to cash provided by operations and the exercise of stock options, reduced by the cash used for capital expenditures;

•	$152,000 decrease in net accounts receivable, as collections of outstanding balances slightly exceeded new accounts for the three months ended March 31, 2013;

•	$514,000 increase in deferred costs, current, for expenses related to increased implementation resources and commission payments for new business;

•	$2.7 million decrease in prepaid expenses and other current assets, primarily related to the Edifice acquisition in 2012;

•	$177,000 increase in accounts payable, primarily due to timing of payments;

•	$659,000 increase in accrued compensation and benefits, due primarily to increased headcount and payroll timing;

•	$14,000 decrease in accrued expenses and other current liabilities; and

•	$328,000 increase in deferred revenue, current, due to new business for the three months ended March 31, 2013.

Net Cash Flows from Operating Activities

Net cash provided by operating activities was $6.5 million for the three months ended March 31, 2013 compared to $1.6 million for the same period in 2012. The slight decrease in net income, the changes in non-cash expenses, including increased depreciation, amortization and stock-based compensation, and the changes in our working capital accounts, including those discussed above, resulted in the overall increase in net cash provided by operations.

Net Cash Flows from Investing Activities

Net cash used in investing activities was $1.1 million and $630,000 for the three months ended March 31, 2013 and 2012, respectively, all for capital expenditures. Our capital expenditures are for supporting our business growth and existing customer base, as well as for our internal use such as equipment for our employees.

Net Cash Flows from Financing Activities

Net cash provided by financing activities was $1.0 million and $104,000 for the three months ended March 31, 2013 and 2012, respectively, all from the exercise of stock options.

Credit Facility

We have a revolving credit agreement with JPMorgan Chase Bank, N.A. that will mature on September 30, 2016. The revolving credit agreement provides for a $20 million revolving credit facility that we may draw upon from time to time, subject to certain terms and conditions. There were no borrowings outstanding at March 31, 2013 and we were in compliance with all covenants under the revolving credit agreement as of that date.

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

Inflation and changing prices did not have a material effect on our business during the three months ended March 31, 2013. We do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

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

Interest Rate Sensitivity Risk

For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities. We did not have any outstanding debt as of March 31, 2013. We therefore do not have any material risk to interest rate fluctuations unless we borrow under our credit facility in the future.

Foreign Currency Exchange Risk

Our results of operations and cash flows are not materially affected by fluctuations in foreign currency exchange rates.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes in our risk factors from those disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission on March 6, 2013.

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

Dated: May 2, 2013	SPS COMMERCE, INC.

/s/ KIMBERLY K. NELSON
Kimberly K. Nelson
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-3 (File No. 333-182097) filed with the Commission on June 13, 2012).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1/A (File No. 333-163476) filed with the Commission on March 5, 2010).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T (filed herewith).