Form 10-Q
period 2013-06-30
SPS COMMERCE INC
filed 2013-08-01
CIK 1092699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2013

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding at July 24, 2013 was 15,143,247 shares.

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

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

SPS COMMERCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except share amounts)

	June 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$75,134	$66,050
Accounts receivable, less allowance for doubtful accounts of $239 and $227, respectively	11,707	10,940
Deferred costs, current	8,288	7,346
Deferred income taxes, current	1,732	1,732
Prepaid expenses and other current assets	2,966	5,443

Total current assets	99,827	91,511
PROPERTY AND EQUIPMENT, net	9,319	7,670
GOODWILL	25,487	25,487
INTANGIBLE ASSETS, net	18,806	20,240
OTHER ASSETS
Deferred costs, net of current portion	3,525	3,202
Deferred income taxes, net of current portion	10,822	10,853
Other non-current assets	202	238

	$167,988	$159,201

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,650	$1,857
Accrued compensation and benefits	6,511	6,038
Accrued expenses and other current liabilities	3,420	1,077
Deferred revenue, current	6,174	5,499

Total current liabilities	17,755	14,471
OTHER LIABILITIES
Deferred revenue, less current portion	8,686	8,312
Deferred rent	2,019	1,601

Total liabilities	28,460	24,384

COMMITMENTS and CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 55,000,000 shares authorized; 15,141,076 and 14,812,759 shares issued and outstanding, respectively	15	15
Additional paid-in capital	186,869	182,645
Accumulated deficit	(47,356)	(47,843)

Total stockholders’ equity	139,528	134,817

	$167,988	$159,201

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPS COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$25,658	$17,821	$49,410	$34,355
Cost of revenues	7,943	4,843	15,009	9,291

Gross profit	17,715	12,978	34,401	25,064

Operating expenses
Sales and marketing	9,647	6,972	18,872	13,419
Research and development	2,657	1,830	5,160	3,562
General and administrative	4,211	3,165	8,258	6,353
Amortization of intangible assets	717	260	1,434	520

Total operating expenses	17,232	12,227	33,724	23,854

Income from operations	483	751	677	1,210
Other income (expense)
Interest income	22	13	45	28
Other expense	(48)	(38)	(132)	(103)

Total other expense, net	(26)	(25)	(87)	(75)

Income before income taxes	457	726	590	1,135
Income tax expense	(169)	(300)	(103)	(453)

Net income	$288	$426	$487	$682

Net income per share
Basic	$0.02	$0.03	$0.03	$0.06
Diluted	$0.02	$0.03	$0.03	$0.05
Weighted average common shares used to compute net income per share
Basic	15,076	12,284	14,983	12,224
Diluted	15,785	13,026	15,677	13,106

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPS COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net income	$487	$682
Reconciliation of net income to net cash provided by operating activities
Deferred income taxes	31	364
Depreciation and amortization of property and equipment	2,353	1,244
Amortization of intangible assets	1,434	520
Provision for doubtful accounts	185	164
Stock-based compensation	2,035	1,327
Changes in assets and liabilities
Accounts receivable	(951)	(1,235)
Deferred costs	(1,265)	(1,136)
Prepaid expenses and other current assets	2,512	157
Accounts payable	(207)	533
Accrued compensation and benefits	473	(312)
Accrued expenses and other current liabilities	497	463
Deferred revenue	1,049	1,800

Net cash provided by operating activities	8,633	4,571

Cash flows from investing activities
Purchases of property and equipment	(1,737)	(1,890)

Net cash used in investing activities	(1,737)	(1,890)

Cash flows from financing activities
Net proceeds from exercise of options to purchase common stock	1,597	811
Excess tax benefit from exercise of options to purchase common stock	40	24
Net proceeds from employee stock purchase plan	551	—

Net cash provided by financing activities	2,188	835

Net increase in cash and cash equivalents	9,084	3,516
Cash and cash equivalents at beginning of period	66,050	31,985

Cash and cash equivalents at end of period	$75,134	$35,501

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

Significant Accounting Policies

During the six months ended June 30, 2013, there were no material changes in our significant accounting policies. See Note A to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission on March 6, 2013, for additional information regarding our significant accounting policies.

Recent Accounting Pronouncements

We have evaluated all recent accounting pronouncements and believe that none of them will have a material effect on our consolidated financial statements.

NOTE B – Intangible Assets, net

Intangible assets included the following (in thousands):

	June 30, 2013			December 31, 2012
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Subscriber relationships	$23,160	$(5,113)	$18,047	$23,160	$(3,850)	$19,310
Non-competition agreements	1,710	(951)	759	1,710	(780)	930

	$24,870	$(6,064)	$18,806	$24,870	$(4,630)	$20,240

Amortization expense for intangible assets was $717,000 and $1.4 million for the three and six months ended June 30, 2013, and $260,000 and $520,000 for the three and six months ended June 30, 2012, respectively.

At June 30, 2013, future amortization expense for intangible assets was as follows (in thousands):

Remainder of 2013	$1,434
2014	2,688
2015	2,578
2016	2,577
2017	2,557
Thereafter	6,682

$18,516

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

There were no borrowings outstanding at June 30, 2013 and we were in compliance with all covenants under the revolving credit agreement as of that date.

NOTE D – Accrued Expenses and Other Current Liabilities

In the second quarter of 2013, we entered into an agreement to purchase software licenses. At June 30, 2013, our future payments under this agreement, which are included in accrued expenses and other current liabilities in our consolidated balance sheets, were approximately $900,000 for the remainder of 2013 and approximately $1.4 million for 2014.

NOTE E – Stock-Based Compensation

Our equity compensation plans provide for the grant of incentive and nonqualified stock options, as well as other stock-based awards including restricted stock, to employees, non-employee directors and other consultants who provide services to us. Restricted stock awards result in the issuance of new shares when granted. For other stock-based awards, new shares are issued when the award is exercised or vested. In January 2013, 888,765 additional shares were reserved for future issuance under our 2010 Equity Incentive Plan. At June 30, 2013, there were approximately 1.8 million shares available for grant under approved equity compensation plans.

We recorded non-cash stock-based compensation expense of $1.1 million and $2.0 million for the three and six months ended June 30, 2013, and $715,000 and $1.3 million for the three and six months ended June 30, 2012, respectively. This expense was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of revenues	$122	$116	$225	$214
Operating expenses
Sales and marketing	386	217	728	395
Research and development	63	29	124	51
General and administrative	540	353	958	667

Total stock-based compensation expense	$1,111	$715	$2,035	$1,327

As of June 30, 2013, there was approximately $9.3 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a straight line basis over a weighted average period of 2.9 years.

Stock Options

Stock options generally vest over four years and have a contractual term of seven to ten years from the date of grant. Our stock option activity was as follows:

	Options (#)	Weighted Average Exercise Price ($/share)
Outstanding at December 31, 2012	1,370,141	$12.41
Granted	217,457	39.74
Exercised	(285,496)	5.60
Forfeited	(10,120)	25.26

Outstanding at June 30, 2013	1,291,982	18.41

Of the total outstanding options at June 30, 2013, 702,687 were exercisable with a weighted average exercise price of $11.37 per share. The total outstanding options had a weighted average remaining contractual life of 6.3 years.

The weighted average fair value per share of options granted during the first six months of 2013 was $14.26 and this was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Weighted-average volatility	41.1%
Expected dividend yield	0%
Expected life (in years)	4.75
Weighted-average risk-free interest rate	0.84%

Restricted Stock Units and Awards

Restricted stock units vest over four years and, upon vesting, the holder is entitled to receive shares of our common stock. With restricted stock awards, shares of our common stock are issued when the award is granted and the restrictions lapse over one year.

Our restricted stock units activity was as follows:

	(#)	Weighted Average Grant Date Fair Value ($/share)
Outstanding at December 31, 2012	68,241	$26.35
Granted	57,362	39.03
Vested and common stock issued	(14,472)	25.44
Forfeited	(1,783)	31.86

Outstanding at June 30, 2013	109,348	33.28

The number of restricted stock units outstanding at June 30, 2013 included 3,482 units that have vested but shares of common stock have not yet been issued pursuant to the terms of the agreement.

Our restricted stock awards activity was as follows:

	(#)	Weighted Average Grant Date Fair Value ($/share)
Outstanding at December 31, 2012	5,275	$27.55
Restricted common stock issued	5,688	48.66
Restrictions lapsed	(6,697)	32.03
Forfeited	—	—

Outstanding at June 30, 2013	4,266	48.66

Employee Stock Purchase Plan

Our employee stock purchase plan allows participating employees to purchase shares of our common stock at a discount through payroll deductions. The plan is available to all employees subject to certain eligibility requirements. Participating employees may purchase common stock, on a voluntary after tax basis, at a price that is the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period. The plan consists of two six-month offering periods, beginning on January 1 and July 1 of each calendar year. A total of 1.2 million shares of common stock are reserved for issuance under the plan.

For the offering period that began on January 1, 2013 and ended June 30, 2013, we withheld approximately $551,000 from employees participating in the plan. On June 30, 2013, 17,386 shares were purchased on behalf of the employees participating in the plan and approximately 1.2 million shares were available for future purchases.

For the three and six months ended June 30, 2013, we recorded approximately $90,000 and $183,000 of stock-based compensation expense associated with the employee stock purchase plan. The fair value was estimated based on the market price of our common stock at the beginning of the offering period, which was $37.27 per share, and using the Black-Scholes option pricing model with the following assumptions:

Expected volatility	41.1%
Expected dividend yield	0%
Expected life (in years)	0.50
Risk-free interest rate	0.12%

NOTE F – Income Taxes

We recorded income tax expense of $169,000 and $103,000 for the three and six months ended June 30, 2013. We recorded income tax expense of $300,000 and $453,000 for the three and six months ended June 30, 2012. We record our interim provision for income taxes based on our estimated annual effective tax rate for the year. Differences between our effective tax rate and statutory tax rates are primarily due to the impact of meals, entertainment and employee stock purchase plan expenses, as well as the federal R&D credit. Our provisions for income taxes included current foreign and state income tax expense, as well as deferred tax expense.

The decrease in income tax expense for the six months ended June 30, 2013, compared to the six months ended June 30, 2012, was primarily due to a discrete tax benefit of $117,000 in 2013 for the retroactive benefit of the 2012 federal R&D credit. The American Taxpayer Relief Act of 2012 was enacted on January 2, 2013 and extended the federal R&D credit from January 1, 2012 through December 31, 2013.

We are subject to income taxes in the U.S. federal and various state and international jurisdictions. As of June 30, 2013, we are generally subject to tax examinations for all prior years due to our net operating loss carryforwards.

As of June 30, 2013, we do not have any unrecognized tax benefits. It is our practice to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We do not expect any material changes in our unrecognized tax positions over the next 12 months.

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

The following table presents the components of the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Numerator
Net income	$288	$426	$487	$682

Denominator
Weighted average common shares outstanding, basic	15,076	12,284	14,983	12,224
Options to purchase common stock	665	728	646	858
Restricted stock units	39	14	45	24
Employee stock purchase plan	5	—	3	—

Weighted average common shares outstanding, diluted	15,785	13,026	15,677	13,106

Net income per share
Basic	$0.02	$0.03	$0.03	$0.06

Diluted	$0.02	$0.03	$0.03	$0.05

For each of the three and six months ended June 30, 2013, the effect of approximately 16,000 outstanding potential common shares were excluded from the calculation of diluted net income per share because they were anti-dilutive. For each of the three and six months ended June 30, 2012, the effect of approximately 22,000 outstanding potential common shares were excluded from the calculation of diluted net income per share because they were anti-dilutive.

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

Key Financial Terms and Metrics

We have several key financial terms and metrics, including annualized average recurring revenues per recurring revenue customer, which we also refer to as wallet share. During the six months ended June 30, 2013, there were no changes in the definitions of our key financial terms and metrics, which are discussed in more detail under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission on March 6, 2013.

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

During the six months ended June 30, 2013, there were no significant changes in our critical accounting policies or estimates.

See Note A to our consolidated financial statements included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission on March 6, 2013, for additional information regarding our critical accounting policies, as well as a description of our other significant accounting policies.

Results of Operations

The following tables present our results of operations for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2013		2012		Change
		% of revenue		% of revenue	$	%
Revenues	$25,658	100.0%	$17,821	100.0%	$7,837	44.0%
Cost of revenues	7,943	31.0	4,843	27.2	3,100	64.0

Gross profit	17,715	69.0	12,978	72.8	4,737	36.5

Operating expenses
Sales and marketing	9,647	37.6	6,972	39.1	2,675	38.4
Research and development	2,657	10.4	1,830	10.3	827	45.2
General and administrative	4,211	16.4	3,165	17.8	1,046	33.0
Amortization of intangible assets	717	2.8	260	1.5	457	175.8

Total operating expenses	17,232	67.2	12,227	68.6	5,005	40.9

Income from operations	483	1.9	751	4.2	(268)	(35.7)
Other income (expense)
Interest income	22	0.1	13	0.1	9	69.2
Other expense	(48)	(0.2)	(38)	(0.2)	(10)	26.3

Total other expense, net	(26)	(0.1)	(25)	(0.1)	(1)	4.0

Income before income taxes	457	1.8	726	4.1	(269)	(37.1)
Income tax expense	(169)	(0.7)	(300)	(1.7)	131	(43.7)

Net income	$288	1.1	$426	2.4	(138)	(32.4)

	Six Months Ended June 30,
	2013		2012		Change
		% of revenue		% of revenue	$	%
Revenues	$49,410	100.0%	$34,355	100.0%	$15,055	43.8%
Cost of revenues	15,009	30.4	9,291	27.0	5,718	61.5

Gross profit	34,401	69.6	25,064	73.0	9,337	37.3

Operating expenses
Sales and marketing	18,872	38.2	13,419	39.1	5,453	40.6
Research and development	5,160	10.4	3,562	10.4	1,598	44.9
General and administrative	8,258	16.7	6,353	18.5	1,905	30.0
Amortization of intangible assets	1,434	2.9	520	1.5	914	175.8

Total operating expenses	33,724	68.3	23,854	69.4	9,870	41.4

Income from operations	677	1.4	1,210	3.5	(533)	(44.0)
Other income (expense)
Interest income	45	0.1	28	0.1	17	60.7
Other expense	(132)	(0.3)	(103)	(0.3)	(29)	28.2

Total other expense, net	(87)	(0.2)	(75)	(0.2)	(12)	16.0

Income before income taxes	590	1.2	1,135	3.3	(545)	(48.0)
Income tax expense	(103)	(0.2)	(453)	(1.3)	350	(77.3)

Net income	$487	1.0	$682	2.0	(195)	(28.6)

Due to rounding, totals may not equal the sum of the line items in the table above.

Three and Six Months Ended June 30, 2013 compared to Three and Six Months Ended June 30, 2012

Revenues. Revenues for the three months ended June 30, 2013 increased $7.8 million, or 44%, to $25.7 million from $17.8 million for the same period in 2012. Our fiscal quarter ended June 30, 2013 represented our 50th consecutive quarter of increased revenues. Revenues for the six months ended June 30, 2013 increased $15.1 million, or 44%, to $49.4 million from $34.4 million for the same period in 2012.

The increase in revenues for both the three and six month periods resulted from two primary factors: the increase in recurring revenue customers and the increase in annualized average recurring revenues per recurring revenue customer, which we also refer to as wallet share.

•	The number of recurring revenue customers increased 11% to 18,871 at June 30, 2013 from 17,035 at June 30, 2012.

•

Annualized average recurring revenues per recurring revenue customer increased 33% to $4,869 for the three months ended June 30, 2013 from $3,668 for the same period in 2012. This increase in wallet share was primarily attributable to increased fees resulting from increased usage of our solutions by our recurring revenue customers and growth in larger customers, including those acquired from Edifice in 2012.

Recurring revenues from recurring revenue customers accounted for 88% and 89% of our total revenues for the three and six months ended June 30, 2013, compared to 86% for each of the same periods in 2012. We anticipate that the number of recurring revenue customers and the recurring revenues per recurring revenue customer will continue to increase as we increase the number of solutions we offer and increase the penetration of those solutions across our customer base.

Cost of Revenues. Cost of revenues for the three months ended June 30, 2013 increased $3.1 million, or 64%, to $7.9 million from $4.8 million for the same period in 2012. Cost of revenues for the six months ended June 30, 2013 increased $5.7 million, or 62%, to $15.0 million from $9.3 million for the same period in 2012. The increase in cost of revenues for both the three and six month periods in 2013 was primarily due to increased headcount in 2013 which resulted in higher personnel costs. Also contributing to the increase were higher expenses for depreciation and occupancy in 2013 as compared to 2012. As a percentage of revenues, cost of revenues was 31% and 30% for the three and six months ended June 30, 2013, compared to 27% for each of the same periods in 2012. Going forward, we anticipate that cost of revenues will increase in absolute dollars as we continue to expand our business.

Sales and Marketing Expenses. Sales and marketing expenses for the three months ended June 30, 2013 increased $2.7 million, or 38%, to $9.6 million from $7.0 million for the same period in 2012. Sales and marketing expenses for the six months ended June 30, 2013 increased $5.5 million, or 41%, to $18.9 million from $13.4 million for the same period in 2012. The increase in sales and marketing expenses for both the three and six month periods in 2013 was primarily due to increased headcount in 2013, which resulted in higher personnel costs, as well as increased commissions earned by sales personnel from new business. We also had increased expenses for depreciation, stock-based compensation and occupancy in 2013 as compared to 2012. As a percentage of revenues, sales and marketing expenses were 38% for each of the three and six months ended June 30, 2013 compared to 39% for each of the comparable periods in 2012. As we expand our business, we will continue to add resources to our sales and marketing efforts over time, and we expect that these expenses will continue to increase in absolute dollars.

Research and Development Expenses. Research and development expenses for the three months ended June 30, 2013 increased $827,000, or 45%, to $2.7 million from $1.8 million for the same period in 2012. Research and development expenses for the six months ended June 30, 2013 increased $1.6 million, or 45%, to $5.2 million from $3.6 million for the same period in 2012. The increase in research and development expenses for both the three and six month periods in 2013 was primarily due to increased headcount in 2013, which resulted in higher personnel costs, as well as increased depreciation expense in 2013 as compared to 2012. As a percentage of revenues, research and development expenses were 10% for each of the three and six months ended June 30, 2013 and 2012. As we enhance and expand our solutions and applications, we expect that research and development expenses will continue to increase in absolute dollars.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2013 increased $1.0 million, or 33%, to $4.2 million from $3.2 million for the same period in 2012. General and administrative expenses for the six months ended June 30, 2013 increased $1.9 million, or 30%, to $8.3 million from $6.4 million for the same period in 2012. The increase in general and administrative expenses for both the three and six month periods in 2013 was primarily due to increased headcount in 2013, which resulted in higher personnel costs, as well as increased stock-based compensation, depreciation and software maintenance expenses. As a percentage of revenues, general and administrative expenses were approximately 16% for each of the three and six months ended June 30, 2013 compared to approximately 18% for each of the same periods in 2012. Going forward, we expect that general and administrative expenses will continue to increase in absolute dollars as we expand our business.

Amortization of Intangible Assets. Amortization expense was $717,000 and $1.4 million for the three and six months ended June 30, 2013, compared to $260,000 and $520,000 for the same periods in 2012. The increase in amortization expense in 2013 from 2012 was the result of the August 2012 acquisition of Edifice.

Income Tax Expense. We recorded income tax expense of $169,000 and $103,000 for the three and six months ended June 30, 2013, compared to $300,000 and $453,000 for the three and six months ended June 30, 2012. We record our interim provision for income taxes based on our estimated annual effective tax rate for the year. Differences between our effective tax rate and statutory tax rates are primarily due to the impact of meals, entertainment and employee stock purchase plan expenses, as well as the federal R&D credit. Our provisions for income taxes included current foreign and state income tax expense, as well as deferred tax expense. The decrease in income tax expense for the six months ended June 30, 2013, compared to the six months ended June 30, 2012, was primarily due to a discrete tax benefit of $117,000 in 2013 for the retroactive benefit of the 2012 federal R&D credit. The American Taxpayer Relief Act of 2012 was enacted on January 2, 2013 and extended the federal R&D credit from January 1, 2012 through December 31, 2013.

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

The following table provides a reconciliation of net income to Adjusted EBITDA (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$288	$426	$487	$682
Depreciation and amortization of property and equipment	1,182	652	2,353	1,244
Amortization of intangible assets	717	260	1,434	520
Interest income	(22)	(13)	(45)	(28)
Income tax expense	169	300	103	453

EBITDA	2,334	1,625	4,332	2,871
Stock-based compensation expense	1,111	715	2,035	1,327

Adjusted EBITDA	$3,445	$2,340	$6,367	$4,198

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

The following table provides a reconciliation of net income to non-GAAP income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$288	$426	$487	$682
Stock-based compensation expense	1,111	715	2,035	1,327
Amortization of intangible assets	717	260	1,434	520

Non-GAAP income	$2,116	$1,401	$3,956	$2,529

Shares used to compute non-GAAP income per share
Basic	15,076	12,284	14,983	12,224
Diluted	15,785	13,026	15,677	13,106
Non-GAAP income per share
Basic	$0.14	$0.11	$0.26	$0.21
Diluted	$0.13	$0.11	$0.25	$0.19

Liquidity and Capital Resources

At June 30, 2013, our principal sources of liquidity were cash and cash equivalents of $75.1 million and accounts receivable, net of allowance for doubtful accounts, of $11.7 million. Our working capital at June 30, 2013 was $82.1 million compared to $77.0 million at December 31, 2012. The increase in working capital from December 31, 2012 to June 30, 2013 resulted from the following:

•

$9.1 million increase in cash and cash equivalents, due primarily to the $8.6 million of cash provided by operations and the $2.2 million of cash received from the exercise of stock options and proceeds from our employee stock purchase plan, reduced by the $1.7 million of cash used for capital expenditures;

•	$767,000 increase in net accounts receivable, as new accounts slightly exceeded collections of outstanding balances for the six months ended June 30, 2013;

•	$942,000 increase in deferred costs, current, for expenses related to increased implementation resources and commission payments for new business;

•	$2.5 million decrease in prepaid expenses and other current assets, primarily related to the Edifice acquisition in 2012;

•	$207,000 decrease in accounts payable, primarily due to timing of payments;

•	$473,000 increase in accrued compensation and benefits, due primarily to increased headcount and payroll timing;

•	$2.3 million increase in accrued expenses and other current liabilities due primarily to the future payments required under a software licensing agreement; and

•	$675,000 increase in deferred revenue, current, due to new business for the six months ended June 30, 2013.

Net Cash Flows from Operating Activities

Net cash provided by operating activities was $8.6 million for the six months ended June 30, 2013 compared to $4.6 million for the same period in 2012. The slight decrease in net income, the changes in non-cash expenses, including increased depreciation, amortization and stock-based compensation, and the changes in our working capital accounts, including those discussed above, resulted in the overall increase in net cash provided by operations.

Net Cash Flows from Investing Activities

Net cash used in investing activities was $1.7 million and $1.9 million for the six months ended June 30, 2013 and 2012, respectively, all for capital expenditures. Our capital expenditures are for supporting our business growth and existing customer base, as well as for our internal use such as equipment for our employees.

Net Cash Flows from Financing Activities

Net cash provided by financing activities was $2.2 million and $835,000 for the six months ended June 30, 2013 and 2012, respectively, all related to the exercise of stock options and proceeds from our employee stock purchase plan.

Credit Facility

We have a revolving credit agreement with JPMorgan Chase Bank, N.A. that will mature on September 30, 2016. The revolving credit agreement provides for a $20 million revolving credit facility that we may draw upon from time to time, subject to certain terms and conditions. There were no borrowings outstanding at June 30, 2013 and we were in compliance with all covenants under the revolving credit agreement as of that date.

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

We believe our cash and cash equivalents and our cash flows from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

Inflation and changing prices did not have a material effect on our business during the six months ended June 30, 2013. We do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity Risk

For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities. We did not have any outstanding debt as of June 30, 2013. We therefore do not have any material risk to interest rate fluctuations unless we borrow under our credit facility in the future.

Foreign Currency Exchange Risk

Our results of operations and cash flows are not materially affected by fluctuations in foreign currency exchange rates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 1, 2013	SPS COMMERCE, INC.

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