Form 10-Q
period 2013-09-30
SPS COMMERCE INC
filed 2013-10-30
CIK 1092699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2013

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding at October 22, 2013 was 15,273,370 shares.

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

PART I. – FINANCIAL INFORMATION

Item 1.	Financial Statements

SPS COMMERCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except share amounts)

	September 30,	December 31,
	2013	2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$80,813	$66,050
Accounts receivable, less allowance for doubtful accounts of $243 and $227, respectively	11,148	10,940
Deferred costs, current	8,699	7,346
Deferred income taxes, current	1,732	1,732
Prepaid expenses and other current assets	2,848	5,443

Total current assets	105,240	91,511
PROPERTY AND EQUIPMENT, net	10,557	7,670
GOODWILL	25,487	25,487
INTANGIBLE ASSETS, net	17,799	20,240
OTHER ASSETS
Deferred costs, net of current portion	3,619	3,202
Deferred income taxes, net of current portion	10,698	10,853
Other non-current assets	190	238

	$173,590	$159,201

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,685	$1,857
Accrued compensation and benefits	8,404	6,038
Accrued expenses and other current liabilities	2,665	1,077
Deferred revenue, current	6,452	5,499

Total current liabilities	19,206	14,471
OTHER LIABILITIES
Deferred revenue, less current portion	8,765	8,312
Deferred rent	3,239	1,601

Total liabilities	31,210	24,384

COMMITMENTS and CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 55,000,000 shares authorized; 15,271,191 and 14,812,759 shares issued and outstanding, respectively	15	15
Additional paid-in capital	189,451	182,645
Accumulated deficit	(47,086)	(47,843)

Total stockholders’ equity	142,380	134,817

	$173,590	$159,201

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPS COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues	$27,008	$20,267	$76,418	$54,622
Cost of revenues	8,249	5,945	23,258	15,236

Gross profit	18,759	14,322	53,160	39,386

Operating expenses
Sales and marketing	10,291	7,840	29,163	21,259
Research and development	2,806	2,088	7,966	5,650
General and administrative	4,284	3,726	12,542	10,079
Amortization of intangible assets	1,007	530	2,441	1,050

Total operating expenses	18,388	14,184	52,112	38,038

Income from operations	371	138	1,048	1,348
Other income (expense)
Interest expense	—	(27)	—	(27)
Interest income	31	6	76	34
Other income (expense)	37	(67)	(95)	(170)

Total other income (expense), net	68	(88)	(19)	(163)

Income before income taxes	439	50	1,029	1,185
Income tax (expense) benefit	(169)	124	(272)	(329)

Net income	$270	$174	$757	$856

Net income per share
Basic	$0.02	$0.01	$0.05	$0.07
Diluted	$0.02	$0.01	$0.05	$0.06
Weighted average common shares used to compute net income per share
Basic	15,223	13,042	15,064	12,500
Diluted	15,986	13,894	15,781	13,373

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPS COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities
Net income	$757	$856
Reconciliation of net income to net cash provided by operating activities
Deferred income taxes	155	220
Depreciation and amortization of property and equipment	3,586	2,117
Amortization of intangible assets	2,441	1,050
Provision for doubtful accounts	315	295
Stock-based compensation	3,120	2,042
Changes in assets and liabilities
Accounts receivable	(523)	(1,184)
Deferred costs	(1,770)	(1,675)
Prepaid expenses and other current assets	2,643	(484)
Accounts payable	(172)	1,328
Accrued compensation and benefits	2,366	1,516
Accrued expenses and other current liabilities	145	179
Deferred rent	1,638	—
Deferred revenue	1,406	2,006

Net cash provided by operating activities	16,107	8,266

Cash flows from investing activities
Purchases of property and equipment	(5,030)	(2,845)
Business acquisitions, net of cash acquired	—	(26,262)

Net cash used in investing activities	(5,030)	(29,107)

Cash flows from financing activities
Net proceeds from exercise of options to purchase common stock	3,095	1,137
Excess tax benefit from exercise of options to purchase common stock	40	24
Net proceeds from employee stock purchase plan	551	—
Payments of capital lease obligations	—	(410)
Proceeds from common stock offering	—	57,940
Stock offering costs	—	(120)

Net cash provided by financing activities	3,686	58,571

Net increase in cash and cash equivalents	14,763	37,730
Cash and cash equivalents at beginning of period	66,050	31,985

Cash and cash equivalents at end of period	$80,813	$69,715

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

Significant Accounting Policies

During the nine months ended September 30, 2013, there were no material changes in our significant accounting policies. See Note A to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission on March 6, 2013, for additional information regarding our significant accounting policies.

Recent Accounting Pronouncements

We have evaluated all recent accounting pronouncements and believe that none of them will have a material effect on our consolidated financial statements.

NOTE B – Intangible Assets, net

Intangible assets included the following (in thousands):

	September 30, 2013			December 31, 2012
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Subscriber relationships	$23,160	$(5,744)	$17,416	$23,160	$(3,850)	$19,310
Non-competition agreements	1,710	(1,327)	383	1,710	(780)	930

	$24,870	$(7,071)	$17,799	$24,870	$(4,630)	$20,240

Amortization expense for intangible assets was $1.0 million and $2.4 million for the three and nine months ended September 30, 2013, and $530,000 and $1.1 million for the three and nine months ended September 30, 2012, respectively.

Amortization expense for the three and nine months ended September 30, 2013 included $290,000 for the impairment of a certain non-competition agreement.

At September 30, 2013, future amortization expense for intangible assets was as follows (in thousands):

Remainder of 2013	$717
2014	2,688
2015	2,578
2016	2,577
2017	2,557
Thereafter	6,682

$17,799

NOTE C – Line of Credit

We have a revolving credit agreement with JPMorgan Chase Bank, N.A. which provides for a $20 million revolving credit facility that we may draw upon from time to time, subject to certain terms and conditions, and will mature on September 30, 2016.

There were no borrowings outstanding at September 30, 2013 and we were in compliance with all covenants under the revolving credit agreement as of that date.

NOTE D – Accrued Expenses and Other Current Liabilities

In the second quarter of 2013, we entered into an agreement to purchase software licenses. At September 30, 2013, our future payments under this agreement, which are included in accrued expenses and other current liabilities in our consolidated balance sheets, were approximately $1.4 million for 2014.

NOTE E – Stock-Based Compensation

Our equity compensation plans provide for the grant of incentive and nonqualified stock options, as well as other stock-based awards including restricted stock, to employees, non-employee directors and other consultants who provide services to us. Restricted stock awards result in the issuance of new shares when granted. For other stock-based awards, new shares are issued when the award is exercised, vested or released according to the terms of the agreement. In January 2013, 888,765 additional shares were reserved for future issuance under our 2010 Equity Incentive Plan. At September 30, 2013, there were approximately 1.8 million shares available for grant under approved equity compensation plans.

We recorded non-cash stock-based compensation expense of $1.1 million and $3.1 million for the three and nine months ended September 30, 2013, respectively, and $715,000 and $2.0 million for the three and nine months ended September 30, 2012, respectively. This expense was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of revenues	$128	$122	$353	$336
Operating expenses
Sales and marketing	378	232	1,106	627
Research and development	71	39	195	90
General and administrative	508	322	1,466	989

Total stock-based compensation expense	$1,085	$715	$3,120	$2,042

As of September 30, 2013, there was approximately $8.2 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a straight line basis over a weighted average period of 2.7 years.

Stock Options

Stock options generally vest over four years and have a contractual term of seven to ten years from the date of grant. Our stock option activity was as follows:

	Options (#)	Weighted Average Exercise Price ($/share)
Outstanding at December 31, 2012	1,370,141	$12.41
Granted	224,276	40.45
Exercised	(413,023)	7.46
Forfeited	(28,052)	30.77

Outstanding at September 30, 2013	1,153,342	19.19

Of the total outstanding options at September 30, 2013, 640,625 were exercisable with a weighted average exercise price of $12.27 per share. The total outstanding options had a weighted average remaining contractual life of 6.1 years.

The weighted average fair value per share of options granted during the first nine months of 2013 was $14.53 and this was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Weighted-average volatility	41.1%
Expected dividend yield	0%
Expected life (in years)	4.75
Weighted-average risk-free interest rate	0.86%

Restricted Stock Units and Awards

Restricted stock units vest over four years and, upon vesting, the holder is entitled to receive shares of our common stock. With restricted stock awards, shares of our common stock are issued when the award is granted and the restrictions lapse over one year.

Our restricted stock units activity was as follows:

	Restricted Stock Units (#)	Weighted Average Grant Date Fair Value ($/share)
Outstanding at December 31, 2012	68,241	$26.35
Granted	59,309	39.83
Vested and common stock issued	(17,060)	26.11
Forfeited	(8,232)	33.85

Outstanding at September 30, 2013	102,258	34.14

The number of restricted stock units outstanding at September 30, 2013 included 7,142 units that have vested but shares of common stock have not yet been issued pursuant to the terms of the agreement.

Our restricted stock awards activity was as follows:

	Restricted Stock Awards (#)	Weighted Average Grant Date Fair Value ($/share)
Outstanding at December 31, 2012	5,275	$27.55
Restricted common stock issued	5,688	48.66
Restrictions lapsed	(8,119)	34.94
Forfeited	—	—

Outstanding at September 30, 2013	2,844	48.66

Employee Stock Purchase Plan

Our employee stock purchase plan allows participating employees to purchase shares of our common stock at a discount through payroll deductions. The plan is available to all employees subject to certain eligibility requirements. Participating employees may purchase common stock, on a voluntary after-tax basis, at a price that is the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period. The plan consists of two six-month offering periods, beginning on January 1 and July 1 of each calendar year. A total of 1.2 million shares of common stock are reserved for issuance under the plan.

For the offering period that began on January 1, 2013 and ended June 30, 2013, we withheld approximately $551,000 from employees participating in the plan. On June 30, 2013, 17,386 shares were purchased on behalf of the employees participating in the plan and approximately 1.2 million shares were available for future purchases. For the offering period that began on July 1, 2013 and will end on December 31, 2013, we have withheld approximately $337,000 from employees participating in the plan as of September 30, 2013.

For the three and nine months ended September 30, 2013, we recorded approximately $116,000 and $299,000 of stock-based compensation expense associated with the employee stock purchase plan. The fair value was estimated based on the market price of our common stock at the beginning of each offering period and using the Black-Scholes option pricing model with the following assumptions:

Expected volatility	41.1%
Expected dividend yield	0%
Expected life (in years)	0.50
Risk-free interest rate	0.12%

NOTE F – Income Taxes

We recorded income tax expense of $169,000 and $272,000 for the three and nine months ended September 30, 2013. We recorded an income tax benefit of $124,000 and income tax expense of $329,000 for the three and nine months ended September 30, 2012, respectively. We record our interim provision for income taxes based on our estimated annual effective tax rate for the year. Differences between our effective tax rate and statutory tax rates are primarily due to the impact of meals and entertainment expense, employee stock purchase plan expense and the federal R&D credit. Our provisions for income taxes included current foreign and state income tax expense, as well as deferred tax expense.

Income tax expense for the nine months ended September 30, 2013 included a discrete tax benefit of $117,000 in 2013 for the retroactive benefit of the 2012 federal R&D credit. The American Taxpayer Relief Act of 2012 was enacted on January 2, 2013 and extended the federal R&D credit from January 1, 2012 through December 31, 2013.

We are subject to income taxes in the U.S. federal and various state and international jurisdictions. As of September 30, 2013, we are generally subject to tax examinations for all prior years due to our net operating loss carryforwards.

As of September 30, 2013, we do not have any unrecognized tax benefits. It is our practice to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We do not expect any material changes in our unrecognized tax positions over the next 12 months.

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

The following table presents the components of the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator
Net income	$270	$174	$757	$856

Denominator
Weighted average common shares outstanding, basic	15,223	13,042	15,064	12,500
Options to purchase common stock	706	821	666	846
Restricted stock units	54	29	48	26
Employee stock purchase plan	3	2	3	1

Weighted average common shares outstanding, diluted	15,986	13,894	15,781	13,373

Net income per share
Basic	$0.02	$0.01	$0.05	$0.07

Diluted	$0.02	$0.01	$0.05	$0.06

For each of the three and nine months ended September 30, 2013 and September 30, 2012, the effect of all outstanding potential common shares was included in the calculation of diluted net income per share.

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

Key Financial Terms and Metrics

We have several key financial terms and metrics, including annualized average recurring revenues per recurring revenue customer, which we also refer to as wallet share. During the nine months ended September 30, 2013, there were no changes in the definitions of our key financial terms and metrics, which are discussed in more detail under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission on March 6, 2013.

To supplement our financial statements, we also provide investors with Adjusted EBITDA and non-GAAP income per share, both of which are non-GAAP financial measures. We believe that these non-GAAP measures provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations. Our management uses these non-GAAP measures to compare the company’s performance to prior periods for trend analyses and planning purposes. Adjusted EBITDA is also used for purposes of determining executive and senior management incentive compensation. These measures are also presented to our board of directors.

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

During the nine months ended September 30, 2013, there were no changes in our critical accounting policies or estimates.

See Note A to our consolidated financial statements included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission on March 6, 2013, for additional information regarding our critical accounting policies, as well as a description of our other significant accounting policies.

Results of Operations

The following tables present our results of operations for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2013		2012		Change
	% of revenue			% of revenue	$	%
Revenues	$27,008	100.0%	$20,267	100.0%	$6,741	33.3%
Cost of revenues	8,249	30.5	5,945	29.3	2,304	38.8

Gross profit	18,759	69.5	14,322	70.7	4,437	31.0

Operating expenses
Sales and marketing	10,291	38.1	7,840	38.7	2,451	31.3
Research and development	2,806	10.4	2,088	10.3	718	34.4
General and administrative	4,284	15.9	3,726	18.4	558	15.0
Amortization of intangible assets	1,007	3.7	530	2.6	477	90.0

Total operating expenses	18,388	68.1	14,184	70.0	4,204	29.6

Income from operations	371	1.4	138	0.7	233	168.8
Other income (expense)
Interest expense	—	—	(27)	(0.1)	27	(100.0)
Interest income	31	0.1	6	—	25	416.7
Other income (expense)	37	0.1	(67)	(0.3)	104	*

Total other income (expense), net	68	0.3	(88)	(0.4)	156	*

Income before income taxes	439	1.6	50	0.2	389	778.0
Income tax (expense) benefit	(169)	(0.6)	124	0.6	(293)	*

Net income	$270	1.0	$174	0.9	96	55.2

	Nine Months Ended September 30,
	2013		2012		Change
	% of revenue			% of revenue	$	%
Revenues	$76,418	100.0%	$54,622	100.0%	$21,796	39.9%
Cost of revenues	23,258	30.4	15,236	27.9	8,022	52.7

Gross profit	53,160	69.6	39,386	72.1	13,774	35.0

Operating expenses
Sales and marketing	29,163	38.2	21,259	38.9	7,904	37.2
Research and development	7,966	10.4	5,650	10.3	2,316	41.0
General and administrative	12,542	16.4	10,079	18.5	2,463	24.4
Amortization of intangible assets	2,441	3.2	1,050	1.9	1,391	132.5

Total operating expenses	52,112	68.2	38,038	69.6	14,074	37.0

Income from operations	1,048	1.4	1,348	2.5	(300)	(22.3)
Other income (expense)
Interest expense	—	—	(27)	—	27	(100.0)
Interest income	76	0.1	34	0.1	42	123.5
Other expense	(95)	(0.1)	(170)	(0.3)	75	(44.1)

Total other expense, net	(19)	—	(163)	(0.3)	144	(88.3)

Income before income taxes	1,029	1.3	1,185	2.2	(156)	(13.2)
Income tax expense	(272)	(0.4)	(329)	(0.6)	57	(17.3)

Net income	$757	1.0	$856	1.6	(99)	(11.6)

Due to rounding, totals may not equal the sum of the line items in the table above.

*	Percentage is not meaningful.

Three and Nine Months Ended September 30, 2013 compared to Three and Nine Months Ended September 30, 2012

Revenues. Revenues for the three months ended September 30, 2013 increased $6.7 million, or 33%, to $27.0 million from $20.3 million for the same period in 2012. Our fiscal quarter ended September 30, 2013 represented our 51st consecutive quarter of increased revenues. Revenues for the nine months ended September 30, 2013 increased $21.8 million, or 40%, to $76.4 million from $54.6 million for the same period in 2012.

The increase in revenues for both the three and nine month periods resulted from two primary factors: the increase in recurring revenue customers and the increase in annualized average recurring revenues per recurring revenue customer, which we also refer to as wallet share.

•	The number of recurring revenue customers increased 9% to 19,387 at September 30, 2013 from 17,723 at September 30, 2012.

•	Annualized average recurring revenues per recurring revenue customer increased 22% to $5,018 for the three months ended September 30, 2013 from $4,101 for the same period in 2012. This increase in wallet share was primarily attributable to increased fees resulting from increased usage of our solutions by our recurring revenue customers and growth in larger customers, including those acquired from Edifice in 2012.

Recurring revenues from recurring revenue customers accounted for 89% of our total revenues for each of the three and nine months ended September 30, 2013, compared to 88% and 87% for each of the same periods in 2012. We anticipate that the number of recurring revenue customers and the recurring revenues per recurring revenue customer will continue to increase as we increase the number of solutions we offer and increase the penetration of those solutions across our customer base.

Cost of Revenues. Cost of revenues for the three months ended September 30, 2013 increased $2.3 million, or 39%, to $8.2 million from $5.9 million for the same period in 2012. Cost of revenues for the nine months ended September 30, 2013 increased $8.0 million, or 53%, to $23.3 million from $15.2 million for the same period in 2012. The increase in cost of revenues for both the three and nine month periods in 2013 was primarily due to increased headcount in 2013 which resulted in higher personnel costs. Also contributing to the increase were higher expenses for depreciation, occupancy and network services in 2013 as compared to 2012. As a percentage of revenues, cost of revenues was approximately 30% for each of the three and nine months ended September 30, 2013, compared to 29% and 28% for each of the same periods in 2012. Going forward, we anticipate that cost of revenues will increase in absolute dollars as we continue to expand our business.

Sales and Marketing Expenses. Sales and marketing expenses for the three months ended September 30, 2013 increased $2.5 million, or 31%, to $10.3 million from $7.8 million for the same period in 2012. Sales and marketing expenses for the nine months ended September 30, 2013 increased $7.9 million, or 37%, to $29.2 million from $21.3 million for the same period in 2012. The increase in sales and marketing expenses for both the three and nine month periods in 2013 was primarily due to increased headcount in 2013, which resulted in higher personnel costs, as well as increased commissions earned by sales personnel from new business. We also had increased expenses for depreciation, stock-based compensation and occupancy in 2013 as compared to 2012. As a percentage of revenues, sales and marketing expenses were 38% for each of the three and nine months ended September 30, 2013 compared to 39% for each of the comparable periods in 2012. As we expand our business, we will continue to add resources to our sales and marketing efforts over time, and we expect that these expenses will continue to increase in absolute dollars.

Research and Development Expenses. Research and development expenses for the three months ended September 30, 2013 increased $718,000, or 34%, to $2.8 million from $2.1 million for the same period in 2012. Research and development expenses for the nine months ended September 30, 2013 increased $2.3 million, or 41%, to $8.0 million from $5.7 million for the same period in 2012. The increase in research and development expenses for both the three and nine month periods in 2013 was primarily due to increased headcount in 2013, which resulted in higher personnel costs, as well as increased depreciation and software subscription expense in 2013 as compared to 2012. As a percentage of revenues, research and development expenses were 10% for each of the three and nine months ended September 30, 2013 and 2012. As we enhance and expand our solutions and applications, we expect that research and development expenses will continue to increase in absolute dollars.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2013 increased $558,000, or 15%, to $4.3 million from $3.7 million for the same period in 2012. General and administrative expenses for the nine months ended September 30, 2013 increased $2.5 million, or 24%, to $12.5 million from $10.1 million for the same period in 2012. The increase in general and administrative expenses for both the three and nine month periods in 2013 was primarily due to increased headcount in 2013, which resulted in higher personnel costs, as well as increased stock-based compensation, depreciation and software maintenance and subscription expenses. As a percentage of revenues, general and administrative expenses were 16% for each of the three and nine months ended September 30, 2013 compared to approximately 18% for each of the same periods in 2012. Going forward, we expect that general and administrative expenses will continue to increase in absolute dollars as we expand our business.

Amortization of Intangible Assets. Amortization expense was $1.0 million and $2.4 million for the three and nine months ended September 30, 2013, compared to $530,000 and $1.1 million for the same periods in 2012. The increase in amortization expense in 2013 from 2012 was the result of the August 2012 acquisition of Edifice, as well as the additional $290,000 of expense resulting from the impairment of a certain non-competition agreement.

Income Tax (Expense) Benefit. We recorded income tax expense of $169,000 and $272,000 for the three and nine months ended September 30, 2013. We recorded an income tax benefit of $124,000 and income tax expense of $329,000 for the three and nine months ended September 30, 2012. We record our interim provision for income taxes based on our estimated annual effective tax rate for the year. Differences between our effective tax rate and statutory tax rates are primarily due to the impact of meals and entertainment expense, employee stock purchase plan expense and the federal R&D credit. Our provisions for income taxes included current foreign and state income tax expense, as well as deferred tax expense.

The decrease in income tax expense for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, was primarily due to a discrete tax benefit of $117,000 in 2013 for the retroactive benefit of the 2012 federal R&D credit. The American Taxpayer Relief Act of 2012 was enacted on January 2, 2013 and extended the federal R&D credit from January 1, 2012 through December 31, 2013.

Adjusted EBITDA. Adjusted EBITDA, which is a non-GAAP measure of financial performance, consists of net income plus depreciation and amortization, interest expense, interest income, income tax expense, non-cash, stock-based compensation expense and other adjustments as necessary for a fair presentation. For third quarter 2013, other adjustments included the impact of a use tax refund related to items previously expensed. We use Adjusted EBITDA as a measure of operating performance because it assists us in comparing performance on a consistent basis, as it removes from our operating results the impact of our capital structure. We believe Adjusted EBITDA is useful to an investor in evaluating our operating performance because it is widely used to measure a company’s operating performance without regard to items such as depreciation and amortization, which can vary depending upon accounting methods and the book value of assets, and to present a meaningful measure of corporate performance exclusive of our capital structure and the method by which assets were acquired.

The following table provides a reconciliation of net income to Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$270	$174	$757	$856
Depreciation and amortization of property and equipment	1,233	873	3,586	2,117
Amortization of intangible assets	1,007	530	2,441	1,050
Interest expense	—	27	—	27
Interest income	(31)	(6)	(76)	(34)
Income tax expense (benefit)	169	(124)	272	329
Other	(105)	—	(105)	—

EBITDA	2,543	1,474	6,875	4,345
Stock-based compensation expense	1,085	715	3,120	2,042

Adjusted EBITDA	$3,628	$2,189	$9,995	$6,387

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

The following table provides a reconciliation of net income to non-GAAP income per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$270	$174	$757	$856
Stock-based compensation expense	1,085	715	3,120	2,042
Amortization of intangible assets	1,007	530	2,441	1,050

Non-GAAP income	$2,362	$1,419	$6,318	$3,948

Shares used to compute non-GAAP income per share
Basic	15,223	13,042	15,064	12,500
Diluted	15,986	13,894	15,781	13,373
Non-GAAP income per share
Basic	$0.16	$0.11	$0.42	$0.32
Diluted	$0.15	$0.10	$0.40	$0.30

Liquidity and Capital Resources

At September 30, 2013, our principal sources of liquidity were cash and cash equivalents of $80.8 million and accounts receivable, net of allowance for doubtful accounts, of $11.1 million. Our working capital at September 30, 2013 was $86.0 million compared to $77.0 million at December 31, 2012. The increase in working capital from December 31, 2012 to September 30, 2013 resulted from the following:

•	$14.8 million increase in cash and cash equivalents, due primarily to the $16.1 million of cash provided by operations and the $3.7 million of cash received from the exercise of stock options and proceeds from our employee stock purchase plan, reduced by the $5.0 million of cash used for capital expenditures;

•	$208,000 increase in net accounts receivable, as new accounts slightly exceeded collections of outstanding balances for the nine months ended September 30, 2013;

•	$1.4 million increase in deferred costs, current, for expenses related to increased implementation resources and commission payments for new business;

•	$2.6 million decrease in prepaid expenses and other current assets, primarily related to the Edifice acquisition in 2012;

•	$172,000 decrease in accounts payable, primarily due to timing of payments;

•	$2.4 million increase in accrued compensation and benefits, due primarily to increased headcount and payroll timing;

•	$1.6 million increase in accrued expenses and other current liabilities due primarily to the future payments required under a software licensing agreement; and

•	$953,000 increase in deferred revenue, current, due to new business for the nine months ended September 30, 2013.

Net Cash Flows from Operating Activities

Net cash provided by operating activities was $16.1 million for the nine months ended September 30, 2013 compared to $8.3 million for the same period in 2012. The slight decrease in net income, the changes in non-cash expenses, including increased depreciation, amortization and stock-based compensation, and the changes in our working capital accounts, including those discussed above, resulted in the overall increase in net cash provided by operations.

Net Cash Flows from Investing Activities

Net cash used in investing activities was $5.0 million for the nine months ended September 30, 2013, all for capital expenditures. Net cash used in investing activities was $29.1 million for the nine months ended September 30, 2012, with $26.3 million used for the acquisition of Edifice and $2.8 million used for capital expenditures. Our capital expenditures are for supporting our business growth and existing customer base, as well as for our internal use such as equipment for our employees.

Net Cash Flows from Financing Activities

Net cash provided by financing activities was $3.7 million for the nine months ended September 30, 2013, all related to the exercise of stock options and proceeds from our employee stock purchase plan. Net cash provided by financing activities was $58.6 million for the nine months ended September 30, 2012, and primarily represented $57.8 million of net proceeds from our public offering of common stock in September 2012 and $1.1 million proceeds from the exercise of stock options.

Credit Facility

We have a revolving credit agreement with JPMorgan Chase Bank, N.A. that will mature on September 30, 2016. The revolving credit agreement provides for a $20 million revolving credit facility that we may draw upon from time to time, subject to certain terms and conditions. There were no borrowings outstanding at September 30, 2013 and we were in compliance with all covenants under the revolving credit agreement as of that date.

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

Inflation and changing prices did not have a material effect on our business during the nine months ended September 30, 2013. We do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

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

Interest Rate Sensitivity Risk

For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities. We did not have any outstanding debt as of September 30, 2013. We therefore do not have any material risk to interest rate fluctuations unless we borrow under our credit facility in the future.

Foreign Currency Exchange Risk

Our results of operations and cash flows are not materially affected by fluctuations in foreign currency exchange rates.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following unaudited statement of operations for the twelve month period ended September 30, 2013 covers the twelve month period beginning the first full month after the effective date of the registration statement for our September 2012 public stock offering (File No. 333-182097), and is hereby made available pursuant to Section 11(a) of the Securities Act of 1933.

SPS COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

For The Twelve Month Period Ended September 30, 2013

(Unaudited; in thousands, except per share amounts)

Revenues	$98,902
Cost of revenues	30,062

Gross profit	68,840

Operating expenses
Sales and marketing	37,941
Research and development	10,482
General and administrative	15,987
Amortization of intangible assets	3,158

Total operating expenses	67,568

Income from operations	1,272
Other income (expense)
Interest expense	—
Interest income	88
Other expense	(173)

Total other expense, net	(85)

Income before income taxes	1,187
Income tax expense	(64)

Net income	$1,123

Net income per share
Basic	$0.07
Diluted	$0.07
Weighted average common shares used to compute net income per share
Basic	14,976
Diluted	15,713

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index immediately following the signatures to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 30, 2013	SPS COMMERCE, INC.

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