Form 10-K
period 2013-12-31
SPS COMMERCE INC
filed 2014-02-20
CIK 1092699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2013

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

(612) 435-9400

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Common stock, par value $0.001 per share	The Nasdaq Stock Market LLC (Nasdaq Global Market)
(Title of each class)	(Name of each exchange on which registered)

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of the registrant’s common stock held by non-affiliates of the registrant (based upon the closing sale price of $55.00 per share on the Nasdaq Global Market on such date) was approximately $827.4 million.

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of February 5, 2014 was 16,136,234 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2014 (the “2014 Proxy Statement”), which is expected to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

Overview

We are a leading provider of cloud-based supply chain management solutions, providing prewired, proven integrations and comprehensive retail performance analytics to thousands of customers worldwide. We provide our solutions through the SPS Commerce platform, a cloud-based services suite that improves the way suppliers, retailers, distributors and other customers place, manage and fulfill orders. Implementing and maintaining supply chain management capabilities is resource intensive and not a core competency for most businesses. The SPS Commerce platform eliminates the need for on-premise software and support staff, which enables our supplier customers to focus their resources on their core business. The SPS Commerce platform enables retailers and suppliers to shorten supply cycle times, optimize inventory levels and sell-through, reduce costs and ensure suppliers satisfy exacting retailer requirements. As of December 31, 2013, we had approximately 19,700 customers with contracts to pay us monthly fees, which we refer to as recurring revenue customers. We have also generated revenues by providing our cloud-based supply chain management solutions to an additional 35,000 organizations that, together with our recurring revenue customers, we refer to as our customers. Once connected to our platform, our customers often require integrations to new organizations that represent an expansion of our platform and new sources of revenues for us.

As a provider of cloud services, we enable our customers to easily interact with their trading partners around the world without the local implementation and servicing of software that traditional on-premise solutions require. Our delivery model also enables us to offer functionality, integration, analytics and reliability with less cost and risk than traditional solutions.

For 2013, 2012 and 2011, we generated revenues of $104.4 million, $77.1 million and $58.0 million, respectively. Our fiscal quarter ended December 31, 2013 represented our 52nd consecutive quarter of increased revenues. Recurring revenues from recurring revenue customers accounted for 89%, 88% and 85% of our total revenues for 2013, 2012 and 2011, respectively. Our revenues are not concentrated with any customer, as our largest customer represented 2% or less of total revenues for 2013, 2012 and 2011.

Our Industry

Today’s Retail Landscape

One of the driving factors in the retail industry today is the rising influence of e-commerce and the digital shopping experience. The retail industry is in the midst of a transformation, as retailers, suppliers and the many companies that facilitate transactions in the industry reshape how they do business and adapt to omni-channel retailing.

Supply Chain Management Industry Background

The supply chain management industry enables thousands of retailers around the world to transact and grow their relationships with tens of thousands of suppliers. Additional participants in this market include distributors, third-party logistics providers, manufacturers, fulfillment and warehousing providers and sourcing companies. Supply chain management involves communicating data about the goods themselves, data related to the exchange of goods among these trading partners, and information about the many thousands of companies who are members of the supply chain community. At every stage of the supply chain there are inefficient, labor-intensive processes between trading partners with significant documentation requirements, such as the counting, sorting and verifying of goods before shipment, while in transit and upon delivery. Supply chain management solutions must address trading partners’ needs for integration, collaboration, connectivity, visibility and data analytics to improve the speed, accuracy and efficiency with which goods are ordered and supplied.

The industry initially focused on automating and streamlining the transaction processes between retailers and suppliers, and others in the supply chain, ensuring orders were placed accurately and quickly, and that goods were delivered on time and meeting the retailer’s requirements. As the pace of change in retailing has accelerated with the emergence of e-commerce, today’s supply chain solutions need to also encompass a growing set of valuable capabilities that draw on this foundational transaction information, and add value beyond the supply chain management function within retailers and suppliers. In today’s rapidly changing omni-channel retail market, where retailers and suppliers are increasingly focused on electronic commerce and brick-and-mortar commerce as a continuum, supply chain information has a role across the entire enterprise. Demand planning and forecasting groups need visibility from the front of the store all the way back to the factory to ensure supply meets demand. Sourcing operations require access to thousands of new items to drive their e-commerce growth and ensure physical stores have the items consumers will find compelling and engaging.

As familiarity and acceptance of cloud-based services continues to accelerate, we believe companies, both large and small, will continue to turn to cloud-based services similar to ours for their supply chain integration needs, as opposed to traditional on-premise software deployment.

The Omni-Channel Foundation — Transaction Automation Between Retailers and Suppliers

Retailers impose specific work-flow rules and standards on their trading partners for electronically communicating their supply chain information. These “rule books” include specific business processes for suppliers to exchange data and documentation requirements such as invoices, purchase orders and advance shipping notices. Rule books can be hundreds of pages, and retailers frequently have multiple rule books for international requirements or specific fulfillment models. Suppliers working with multiple retailers need to accommodate different rule books for each retailer. These rule books are not standardized between retailers, but vary based on a retailer’s size, industry and technological capabilities. The responsibility for creating information “maps,” which are integration connections between the retailer and the supplier that comply with the retailer’s rule books, resides primarily with the supplier. The cost of noncompliance can be refusal of delivered goods, fines and ultimately a termination of the supplier’s relationship with the retailer. The complexity of retailers’ requirements and consequences of noncompliance create growing demand for specialized supply chain management automation solutions.

Traditional Supply Chain Management Solutions

Traditional supply chain management solutions, which range from non-automated paper or fax solutions to electronic solutions, implemented using on-premise licensed software, tend to focus primarily on transaction automation. On-premise licensed software provides connectivity between only one organization and its trading partners and typically requires significant time and technical expertise to configure, deploy and maintain. These software providers primarily link retailers and suppliers through the Electronic Data Interchange (EDI) protocol that enables the structured electronic transmission of data between organizations. Because of set-up and maintenance costs, technical complexity and a growing volume of requirements from retailers, the traditional software model is not well suited for many suppliers, especially those small and medium in size.

Additionally, the traditional approach to supply chain automation involves a system architecture made up of many point-to-point connections between retailers and their suppliers. These collections of connections are inherently error prone and can be difficult to adapt to changing requirements and market circumstances. For instance, if there is a broad trend in the market (such as the growing popularity of mobile commerce) that many members of a retailing segment would like to adapt to, a supplier would be faced with a series of enhancements, on a one-by-one basis, to the collection of connections they have with their retailers. Traditional approaches do not have the inherent, or architectural, capabilities to enable the flexibility and adaptability to embrace the ongoing change that omni-channel retailing requires.

Moving Beyond Transactions — Insight and Data Analysis Powering Intelligent Decision Making

Transaction automation is a first step toward addressing the complexities in the supply chain ecosystem, but is only the necessary first step in providing omni-channel retail success. As the number and geographic dispersion of trading partners has grown, it has never been more important for retailers and suppliers to have precise, timely insight into demand and supply, by item and by location. As a result, trading partners need a solution that effectively consolidates, distills and provides sell-through information to managers and decision-makers who can use the information to drive efficiency, revenue growth and profitability. The abundance of data produced by these processes, including data for fulfillment, sales and inventory levels, is often inaccessible to trading partners for analysis. The data and related analytics are essential for optimizing the inventory and fulfillment process and will continue to drive demand for supply chain management solutions.

Cloud Services Provide Flexibility, Adaptability and a Key Source of Information Across the Supply Chain

Cloud services are well suited for providing supply chain management solutions because they inherently enable rapid provisioning of capabilities and offer robust and reliable integration with retailer and supplier systems. Cloud services are able to continue utilizing standard connectivity protocols, such as EDI, but also are able to support the growing use of standard internet protocols that retailers require, such as XML, in addition to enabling API-based integration. These cloud services connect suppliers and retailers more efficiently than traditional on-premise software solutions by leveraging the integrations created for a single supplier across all participating suppliers.

Cloud services enable an organization to connect across the supply chain ecosystem, addressing increased retailer demands, globalization and increased complexity affecting the supply chain. In addition, cloud services can integrate supply chain management applications with organizations’ existing enterprise resource planning systems.

Cloud services and API-based service integration provide retailers and suppliers with access to new and powerful capabilities quickly, often integrated with analytics to enable rapid service innovation and responsiveness as the retailing landscape continues to respond to omni-channel advancements.

Our Platform

We operate one of the largest trading partner integration networks through a cloud-based services suite that improves the way suppliers, retailers, distributors and other trading partners manage and fulfill orders, manage sell-through performance and source new items. More than 55,000 customers across more than 50 countries have used our platform to improve the performance of their trading relationships. Our platform fundamentally changes how organizations use electronic communication to manage their supply chains by replacing the collection of traditional, custom-built, point-to-point integrations with a “hub-and-spoke” model whereby a single integration to our platform enables an organization to connect seamlessly to the entire SPS Commerce network of trading partners.

From that single connection, a member of our network can make use of the full suite of our solutions, from transaction automation, to the analysis and optimization of item sell-through performance, to sourcing new items, new retailing relationships or providers of logistics and other services. This represents a fundamental change to transaction automation and enables inherent adaptability and flexibility not possible with traditional supply chain management system architectures.

Our platform is comprised of a set of coupled cloud services that deliver value as stand-alone offerings, but also provide complementary value when used collectively. Our transaction service combines integrations that comply with numerous rule books for retailers and distributors with whom we and our customers have done business. By maintaining current integrations with retailers, our platform obviates the need for suppliers to continually stay up-to-date with the rule book changes required by retailers. Moreover, by leveraging a cloud services model, we eliminate or greatly reduce the burden on suppliers to support and maintain an on-premise software application, thereby reducing ongoing operating costs. As the transaction hub for trading partners, we also are able to provide increased performance visibility and data analytics capabilities for retailers and suppliers across their supply chains, each of which is difficult to gain from traditional, point-to-point integration solutions.

The following solutions are enabled through the SPS Commerce cloud services platform:

•

Trading Partner Integration.    Our Trading Partner Integration solution provides transaction automation and replaces or augments an organization’s existing trading partner electronic communication infrastructure, enabling suppliers to comply with retailers’ rule books and allowing for the electronic exchange of information among numerous trading partners through various protocols.

•

Trading Partner Enablement.    Our Trading Partner Enablement solution helps organizations, from large to small retailers and suppliers to emerging providers of value added products and services, to establish trading partner relationships with new trading partners to expand their businesses.

•

Trading Partner Intelligence.    Our Trading Partner Intelligence solution consists of data analytics applications that enable our customers to improve their visibility across, and analysis of, their supply chains. When focused on point-of-sale data, for example, retailers and suppliers can ensure inventory is located where demand is highest. Retailers improve their visibility into supplier performance and their understanding of product sell-through.

•

Trading Partner Community.    Through Retail Universe, our social network for the retail industry, retailers can source providers of new items, suppliers can connect with new retailers, and the broader retailing community can make connections to expand their business networks and grow.

•

Other Trading Partner Solutions.    We provide a number of peripheral solutions such as barcode labeling and our scan and pack application, which helps trading partners process information to streamline the picking and packaging process.

Our Customer and Sales Sources

As one of the largest cloud services for supply chain management, the trading partner relationships that we enable among our retailer, supplier and fulfillment customers naturally lead to new customer acquisition opportunities.

“Network Effect”

Once connected to our network, trading partners can exchange electronic supply chain information with each other. Through our platform, we have helped over 55,000 customers to improve the performance of their trading partner relationships. The value of our platform increases with the number of trading partners connected to the platform. The addition of each new customer to our platform enables that new customer to communicate with our existing customers and enables our existing customers to do business with the new customer. Additionally, through Retail Universe, our community now has a social network focused on facilitating connections and business interactions among retailers and suppliers. This “network effect” of adding an additional customer to our platform creates a significant opportunity for existing customers to realize incremental sales by working with our new trading partners and vice versa. As a result of this increased volume of activity amongst our network participants, we earn additional revenues from these participants.

Customer Acquisition Sources

Trading Partner Enablement.    As retailers and suppliers reshape how they do business in an omni-channel landscape, they need to bring new capabilities and services to their trading partner networks. For instance, a supplier may wish to collaborate with their retailers around point-of-sale analytics data, or a retailer may decide to change the workflow or protocol by which it interacts with its suppliers. In each case, the supplier and retailer may engage us to work with its trading partner base to enable the new capability. Performing these programs on behalf of retailers and suppliers often generates supplier sales leads for us.

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

Our Sales Force

We also sell our solutions through a direct sales force which is organized as follows:

•	Retailer Sales. We employ a team of sales professionals who focus on selling our cloud services suite to retailers and distributors.

•	Supplier Sales. We employ a team of supplier sales representatives focused on selling our cloud services suite to suppliers.

•	Asia Pacific Sales. We maintain sales offices in China, Hong Kong and Australia focused on selling our cloud services suite to retailers, suppliers, factories and third party logistics providers.

•

Business Development Efforts.    Our business development organization is tasked with finding new sources of revenue and development of new business opportunities through channel partners and other areas that present opportunity for growth.

Our Growth Strategy

Our objective is to be the leading global provider of supply chain management solutions. Key elements of our strategy include:

•

Further Penetrate Our Current Market.    We believe the global supply chain management market is underpenetrated and, as the retail industry continues to respond to the changing requirements of the omni-channel marketplace, and as the supply chain ecosystem becomes more complex and geographically dispersed, the demand for supply chain management solutions will increase, especially among small- and medium-sized businesses. We intend to continue leveraging our relationships with customers and their trading partners to obtain new sales leads.

•

Increase Revenues from Our Customer Base.    We believe our overall customer satisfaction is strong and will lead our customers to further expand their use of the solutions they have currently purchased as well as purchase additional services to continue improving the performance of their trading partner relationships, generating additional revenues for us. We also expect to introduce new solutions to sell to our customers. We believe our position as the incumbent supply chain management solution provider to our customers, our integration into our recurring revenue customers’ business systems and the modular nature of our platform are conducive to deploying additional solutions with customers.

•

Expand Our Distribution Channels.    We intend to grow our business by expanding our network of direct sales representatives to gain new customers. We also believe there are valuable opportunities to promote and sell our solutions through collaboration with other providers.

•

Expand Our International Presence.    We believe our presence in Asia Pacific, as well as Europe, represents a significant competitive advantage. We plan to increase our international sales efforts to obtain new supplier and retailer customers around the world. We intend to leverage our current international presence to increase the number of integrations we have with retailers in foreign markets to make our platform more valuable to suppliers based overseas.

•	Enhance and Expand Our Platform. We intend to further improve and develop the functionality and features of our platform, including, from time to time, developing new solutions and applications.

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

Technology, Development and Operations

Technology

We were an early provider of cloud services to the retail supply chain management industry, launching the first version of our platform in 1997. We use commercially available hardware and a combination of proprietary and commercially available software.

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

Our cloud platform treats all customers as logically separate tenants in a common infrastructure. As a result, we spread the cost of delivering our solutions across our customer base. Because we do not manage thousands of distinct applications with their own business logic and database schemes, we believe that we can scale our business faster than traditional software vendors, even those that modified their products to be accessible over the Internet.

Development

Our research and development efforts focus on improving and enhancing our existing solutions and, from time to time, developing new solutions and applications. Our multi-tenant platform serves all of our customers, which allows us to maintain relatively low research and development expenses and release more frequently compared to traditional on-premise licensed software solutions that support multiple versions.

Operations

We host production and back-up servers in third-party data centers located in Minnesota and New Jersey. We operate the infrastructure on which our platform runs in these data centers.

We have internal and third party monitoring software that continually checks our platform and key underlying components at regular intervals for availability and performance, ensuring our platform is available and providing adequate service levels. We have a technology operations team that provides system provisioning, management, maintenance, monitoring and back-up.

To facilitate high availability, we operate a multi-tiered system configuration with load-balanced web server pools, replicated database servers and fault-tolerant storage devices. Databases leverage third-party features for near real-time replication across sites.

Our Customers

As of December 31, 2013, we had approximately 19,700 recurring revenue customers and over 55,000 total customers. Our primary source of revenue is from small- to mid-sized suppliers in the consumer packaged goods industry. We also generate revenues from other members of the supply chain ecosystem, including retailers, distributors, third-party logistics providers and other trading partners. Our revenues are not concentrated with any customer, as our largest customer represented 2% or less of total revenues in 2013, 2012 and 2011.

Competition

Vendors in the supply chain management industry offer solutions through three delivery methods: on demand or cloud-based, traditional on-premise software and managed services.

The market for cloud-based supply chain management solutions is fragmented and rapidly evolving. Cloud service vendors compete directly with each other based on the following:

•	breadth of pre-built connections to retailers, third-party logistics providers and other trading partners;

•	history of establishing and maintaining reliable integration connections with trading partners;

•	reputation of the cloud service vendor in the supply chain management industry;

•	price;

•	specialization in a customer market segment;

•	speed and quality with which the cloud service vendor can integrate its customers to their trading partners;

•	functionality of the cloud service solution, such as the ability to integrate the solution with a customer’s business systems;

•	breadth of complementary supply chain management solutions the cloud service vendor offers; and

•	training and customer support services provided during and after a customer’s initial integration.

We expect to encounter new and increased competition as this market segment consolidates and matures. Consolidation among cloud service vendors could create a direct competitor that is able to compete with us more effectively than the numerous, smaller vendors currently offering cloud service supply chain management solutions. Increased competition from cloud service vendors could reduce our market share, revenues and operating margins or otherwise adversely affect our business.

Cloud service vendors also compete with traditional on-premise software companies and managed service providers. Traditional on-premise software companies focused on supply chain integration management include

Sterling Commerce, GXS Corporation and Seeburger. These companies offer a “do-it-yourself” approach in which customers purchase, install and manage specialized software, hardware and value-added networks for their supply chain integration needs. This approach requires customers to invest in staff to operate and maintain the software. Traditional on-premise software companies use a single-tenant approach in which information maps to retailers are built for and used by one supplier, as compared to cloud service solutions that allow multiple customers to share information maps with a retailer.

Managed service providers focused on the supply chain management market include Sterling Commerce and GXS. These companies combine traditional on-premise software, hardware and value-added networks with professional information technology services to manage these resources. Like traditional on-premise software companies, managed service providers use a single-tenant approach.

Customers of traditional on-premise software companies and managed service providers typically make significant upfront investments in the supply chain management solutions these competitors provide, which can decrease the customers’ willingness to abandon their investments in favor of a cloud service solution. Cloud service supply chain management solutions also are at a relatively early stage of development compared to traditional on-premise software and managed service providers. Cloud service vendors compete with these better established solutions based on total cost of ownership and flexibility. If suppliers do not perceive the benefits of cloud service solutions, or if suppliers are unwilling to abandon their investments in other supply chain management solutions, our business and growth may suffer. In addition, many traditional on-premise software companies and managed service providers have larger customer bases and may be better capitalized than we are, which may provide them with an advantage in developing, marketing or servicing solutions that compete with ours.

Intellectual Property and Proprietary Content

We rely on a combination of copyright, trademark and trade secret laws as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand. We enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties and control access to software, documentation and other proprietary information. We registered the marks Retail Universe, SPSCommerce.net and SPS Commerce in the United States. Additional trademark applications are pending in the United States and certain foreign countries. We do not have any patents but we have pending patent applications. Our trade secrets consist primarily of the software we have developed for our SPSCommerce.net integration center. Our software is also protected under copyright law, but we do not have any registered copyrights.

Employees

As of December 31, 2013, we had 771 employees. We also employ independent contractors to support our operations. We believe that our continued success will depend on our ability to continue to attract and retain skilled technical and sales personnel. We have never had a work stoppage, and none of our employees are represented by a labor union. We believe our relationship with our employees is good.

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

SPS Commerce, Inc.

Attention: Investor Relations

333 South Seventh Street

Suite 1000

Minneapolis, MN 55402

Executive Officers

Set forth below are the names, ages and titles of the persons serving as our executive officers.

Name	Age	Position
Archie C. Black	51	Chief Executive Officer and President
Kimberly K. Nelson	46	Executive Vice President and Chief Financial Officer
James J. Frome	49	Executive Vice President and Chief Operating Officer

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

The market for cloud-based supply chain management solutions is at an early stage of development. If this market does not develop or develops more slowly than we expect, our revenues may decline or fail to grow and we may incur operating losses.

We derive, and expect to continue to derive, substantially all of our revenues from providing cloud-based supply chain management solutions to suppliers. The market for cloud-based supply chain management solutions is in an early stage of development, and it is uncertain whether these solutions will achieve and sustain high levels of demand and market acceptance. Our success will depend on the willingness of suppliers to accept our cloud-based supply chain management solutions as an alternative to traditional licensed hardware and software solutions.

Some suppliers may be reluctant or unwilling to use our cloud-based supply chain management solutions for a number of reasons, including existing investments in supply chain management technology. Supply chain management functions traditionally have been performed using purchased or licensed hardware and software implemented by each supplier. Because this traditional approach often requires significant initial investments to purchase the necessary technology and to establish systems that comply with retailers’ unique requirements, suppliers may be unwilling to abandon their current solutions for our cloud-based supply chain management solutions.

Other factors that may limit market acceptance of our cloud-based supply chain management solutions include:

•	our ability to maintain high levels of customer satisfaction;

•	our ability to maintain continuity of service for all users of our platform;

•	the price, performance and availability of competing solutions; and

•	our ability to assuage suppliers’ confidentiality concerns about information stored outside of their controlled computing environments.

If suppliers do not perceive the benefits of our cloud-based supply chain management solutions, or if suppliers are unwilling to accept our platform as an alternative to the traditional approach, the market for our solutions might not continue to develop or might develop more slowly than we expect, either of which would significantly adversely affect our revenues and growth prospects.

We do not have long-term contracts with most of our recurring revenue customers, and our success therefore depends on our ability to maintain a high level of customer satisfaction and a strong reputation in the supply chain management industry.

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

Our quarterly revenues and results of operations have varied in the past and may fluctuate as a result of a variety of factors, including the success of our more recent offerings such as our Trading Partner Intelligence solution. If our quarterly revenues or results of operations fluctuate, the price of our common stock could decline substantially. Fluctuations in our results of operations may be due to a number of factors, including, but not limited to, those listed below and identified throughout this “Risk Factors” section:

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

We began operating our supply chain management solution business in 1997. Throughout most of our history, we have experienced net losses and negative cash flows from operations. As of December 31, 2013, we had an accumulated deficit of $46.8 million. We expect our operating expenses to continue to increase in the future as we expand our operations. If our revenues do not continue to grow to offset these increased expenses, we may not be profitable. We cannot assure you that we will be able to maintain profitability. You should not consider recent revenue growth as indicative of our future performance. In fact, in future periods, we may not have any revenue growth, or our revenues could decline.

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

Because customers use our cloud-based supply chain management solutions for critical business processes, any defect in our solutions, any disruption to our solutions or any error in execution could cause recurring revenue customers to cancel their contracts with us, prevent potential customers from joining our network and harm our reputation. Although most of our contracts with our customers limit our liability to our customers for these defects, disruptions or errors, we nonetheless could be subject to litigation for actual or alleged losses to our customers’ businesses, which may require us to spend significant time and money in litigation or arbitration or to pay significant settlements or damages. We do not currently maintain any warranty reserves. Defending a lawsuit, regardless of its merit, could be costly and divert management’s attention and could cause our business to suffer.

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

We use third-party data centers, located in Minnesota and New Jersey, to conduct our operations. All of our solutions reside on infrastructure that we own and operate in these locations. Our operations depend on the protection of the equipment and information we store in these third-party centers against damage or service interruptions that may be caused by fire, flood, severe storm, power loss, telecommunications failures, unauthorized intrusion, computer viruses and disabling devices, denial of service attacks, natural disasters, war, criminal act, military action, terrorist attack and other similar events beyond our control. A prolonged service disruption affecting our solutions for any of the foregoing reasons could damage our reputation with current and potential customers, expose us to liability, cause us to lose recurring revenue customers or otherwise adversely affect our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the data centers we use.

Our cloud-based supply chain management solutions are accessed by a large number of customers at the same time. As we continue to expand the number of our customers and solutions available to our customers, we may not be able to scale our technology to accommodate the increased capacity requirements, which may result in interruptions or delays in service. In addition, the failure of our third-party data centers to meet our capacity requirements could result in interruptions or delays in our solutions or impede our ability to scale our operations. In the event that our data center arrangements are terminated, or there is a lapse of service or damage to such facilities, we could experience interruptions in our solutions as well as delays and additional expense in arranging new facilities and services.

A failure to protect the integrity and security of our customers’ information and access to our customers’ information systems could expose us to litigation, materially damage our reputation and harm our business, and the costs of preventing such a failure could adversely affect our results of operations.

Our business involves the collection and use of confidential information of our customers and their trading partners. The collection and use of this information sometimes requires our direct access to our customers’ information systems. We cannot assure you that our efforts to protect this confidential information and access will be successful. If any compromise of this information security were to occur, or if we fail to detect and appropriately respond to a significant data security breach, we could be subject to legal claims and government action, experience an adverse effect on our reputation and need to incur significant additional costs to protect against similar information security breaches in the future, each of which could adversely impact our financial condition, results of operations and growth prospects. In addition, because of the critical nature of data security, any perceived breach of our security measures could cause existing or potential customers not to use our solutions and could harm our reputation.

Evolving regulation of the Internet may increase our expenditures related to compliance efforts, which may adversely affect our financial condition.

As Internet commerce continues to evolve, increasing regulation by federal, state or foreign agencies becomes more likely. We are particularly sensitive to these risks because the Internet is a critical component of our cloud-based business model. For example, we believe that increased regulation is likely in the area of data privacy, and laws and regulations applying to the solicitation, collection, processing or use of personal or consumer information could affect our customers’ ability to use and share data, potentially reducing demand for solutions accessed via the Internet and restricting our ability to store, process and share data with our clients via the Internet. In addition, taxation of services provided over the Internet or other charges imposed by government agencies or by private organizations for accessing the Internet may be imposed. Any regulation imposing greater fees for Internet use or restricting information exchange over the Internet could result in a decline in the use of the Internet and the viability of Internet-based services, which could harm our business.

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

We rely on third party infrastructure, software and services that could take a significant time to replace or upgrade.

We rely on infrastructure, software and services licensed from third parties to offer our cloud-based supply chain management solutions. This infrastructure, software and services, as well as maintenance rights for this infrastructure, software and services, may not continue to be available to us on commercially reasonable terms, or at all. If we lose the right to use or upgrade any of these licenses, our customers could experience delays or be unable to access our solutions until we can obtain and integrate equivalent technology. There might not always be commercially reasonable hardware or software alternatives to the third-party infrastructure, software and services that we currently license. Any such alternatives could be more difficult or costly to replace than the third-party infrastructure, software and services we currently license, and integration of the alternatives into our platform could require significant work and substantial time and resources. Any delays or failures associated with our platform could injure our reputation with customers and potential customers and result in an adverse effect on our business, results of operations and financial condition.

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

Our products incorporate software that is highly technical and complex. Our software has contained, and may now or in the future contain, undetected errors, bugs or vulnerabilities. Some errors in our software code may only be discovered after the code has been released. Any defects or errors discovered in our code after release could result in damage to our reputation, loss of customers, loss of revenue or liability for damages, any of which could adversely affect our business and financial results.

Our industry is a prime target for those that seek to steal confidential information and computer malware, viruses, hacking and phishing attacks, and spamming could harm our business and cause us to lose the confidence of our users, which could significantly impact our business and results of operations.

As demonstrated by recent material and high-profile data security breaches within the retail industry, computer malware, viruses, and computer hacking and phishing attacks have become more prevalent in our industry, have occurred on our systems in the past, and may occur on our systems in the future. Furthermore, given the interconnected nature of the retail supply chain and our significant presence in the retail industry, we believe that we are a particularly attractive target for such attacks. In addition, our connection to the retail industry could present the opportunity for an attack on our system to serve as a way to obtain access into our user’s systems, which could have a material adverse effect on our financial condition and growth prospectus. Businesses in our industry have experienced material sales declines after discovering data breaches, and our business could be similarly impacted. Reputational value is based in large part on perceptions of subjective qualities. While reputations may take decades to build, any negative incidents can quickly erode trust and confidence, particularly if they result in adverse mainstream and social media publicity, governmental investigations or litigation. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security and availability of our products and technical infrastructure to the satisfaction of our users may harm our reputation, impair our ability to retain existing customers and attract new customers and expose us to legal claims and government action, each of which could have a material adverse impact on our financial condition, results of operations and growth prospects.

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

As of December 31, 2013, we had net operating loss carryforwards of $71.3 million for U.S. federal tax purposes. We also had $30.3 million of various state net operating loss carryforwards. The loss carryforwards for federal tax purposes will expire between 2019 and 2034 if not utilized. The loss carryforwards for state tax purposes will expire between 2014 and 2034 if not utilized. To the extent these net operating loss carryforwards are available, we intend to use them to reduce the corporate income tax liability associated with our operations. Section 382 of the U.S. Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that might be used to offset taxable income when a corporation has undergone significant changes in stock ownership. We have performed a Section 382 analysis for the time period from our inception through December 8, 2010. During this time period it was determined that we had six separate ownership changes under Section 382. We have not updated the Section 382 analysis subsequent to December 8,

2010; however, we believe there have not been any events subsequent to that date that would materially impact the analysis. We believe that approximately $17.6 million of federal losses will expire unused due to Section 382 limitations. The maximum annual limitation of federal net operating losses under Section 382 is approximately $990,000. This limitation could be further restricted if any ownership changes occur in future years. To the extent our use of net operating loss carryforwards is significantly limited, our taxable income could be subject to corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could result in lower profits.

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

The markets for supply chain management solutions are increasingly competitive and global. We expect competition to increase in the future both from existing competitors and new companies that may enter our markets. Increased competition could result in pricing pressure, reduced sales, lower margins or the failure of our solutions to achieve or maintain broad market acceptance. We face competition from:

•	Cloud service providers that deliver business-to-business information systems using a multi-tenant approach;

•	traditional on-premise software providers; and

•	managed service providers that combine traditional on-premise software with professional information technology services.

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

We have limited experience operating in foreign jurisdictions. Customers in countries outside of North America accounted for 2% of our revenues for 2013, 2012 and 2011. We also undertake software development activities in the Ukraine. Our inexperience in operating our business outside of North America increases the risk that our current and any future international expansion efforts will not be successful. Conducting international operations subjects us to new risks that, generally, we have not faced in the United States, including:

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

Our stock price may be volatile.

Shares of our common stock were sold in our April 2010 initial public offering at a price of $12.00 per share and, through December 31, 2013, our common stock has traded as high as $79.98 per share and as low as $8.45 per share. An active, liquid and orderly market for our common stock may not develop or be sustained, which could depress the trading price of our common stock. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our stockholders might sell shares of our common stock could also depress the market price of our common stock. As of December 31, 2013, we had approximately 1.8 million shares of our common stock issuable under approved equity compensation plans which are covered by effective registration statements.

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

Our corporate headquarters, including our principal administrative, marketing, sales, technical support and research and development facilities, are located in Minneapolis, MN where we lease approximately 118,000 square feet under an agreement that expires on April 30, 2020. Our current lease agreement includes a right of first offer to lease certain additional space, and two options to extend the term of the lease for three years at a market rate determined in accordance with the lease.

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

	High	Low
Fiscal 2012
First Quarter	$28.10	$22.91
Second Quarter	$30.49	$23.09
Third Quarter	$38.59	$28.32
Fourth Quarter	$41.32	$32.08
Fiscal 2013
First Quarter	$42.84	$36.50
Second Quarter	$57.34	$39.16
Third Quarter	$73.53	$54.03
Fourth Quarter	$79.98	$60.37

Stockholders of Record.    As of February 5, 2014, we had 86 stockholders of record of our common stock, excluding holders whose stock is held either in nominee name and/or street name brokerage accounts.

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

The graph below compares the cumulative total stockholder return of our common stock with that of the Nasdaq Composite Index and the Nasdaq Computer & Data Processing Index from April 22, 2010 (the date on which our common stock commenced trading on the Nasdaq Global Market) through December 31, 2013. The graph assumes that $100 was invested in shares of our common stock, the Nasdaq Composite Index and the Nasdaq Computer & Data Processing Index at the close of market on April 22, 2010, and that dividends, if any, were reinvested. The comparisons in this graph are based on historical data and are not intended to forecast or be indicative of future performance of our common stock.

Comparison of Cumulative Total Returns of SPS Commerce, Inc., Nasdaq Composite Index and

Nasdaq Computer & Data Processing Index

	SPS Commerce	Nasdaq Composite Index	Nasdaq Computer & Data Processing Index
4/22/2010	100.0	100.0	100.0
6/30/2010	85.4	83.9	80.8
12/31/2010	116.2	106.3	108.3
6/30/2011	130.8	111.9	110.8
12/31/2011	190.8	106.8	105.0
6/29/2012	223.4	121.9	115.7
12/31/2012	274.0	126.4	119.6
6/28/2013	404.4	143.4	137.5
12/31/2013	480.1	176.0	172.3

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Sales of Registered Securities

Not applicable.

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

The statements of income data for each of the years ended December 31, 2013, 2012, and 2011; the balance sheet data as of December 31, 2013 and 2012; and the operating data relating to Adjusted EBITDA and non-GAAP income per diluted share for each of the years ended December 31, 2013, 2012 and 2011 have been derived from our audited annual consolidated financial statements which are included in this Annual Report on Form 10-K.

The statements of income data for the years ended December 31, 2010 and 2009; the balance sheet data as of December 31, 2011, 2010 and 2009; and the operating data relating to Adjusted EBITDA and non-GAAP income per diluted share for each of the years ended December 31, 2010 and 2009 have been derived from our audited annual consolidated financial statements which are not included in this Annual Report on Form 10-K.

Adjusted EBITDA and non-GAAP income per diluted share are non-GAAP financial measures. We believe that these non-GAAP measures provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations. Our management uses these non-GAAP measures to compare the company’s performance to that of prior periods for trend analyses and planning purposes. Adjusted EBITDA is also used for purposes of determining executive and senior management incentive compensation. These measures are also presented to our board of directors.

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

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Statements of Income Data
Revenues	$104,391	$77,106	$57,969	$44,597	$37,746
Cost of revenues(1)	31,781	22,040	15,366	12,626	11,715

Gross profit	72,610	55,066	42,603	31,971	26,031

Operating expenses
Sales and marketing(1)	39,621	30,037	23,836	16,601	13,506
Research and development(1)	10,870	8,166	5,838	4,349	4,305
General and administrative(1)	17,189	13,524	11,151	7,985	6,339
Amortization of intangible assets(2)	3,158	1,767	643	—	—

Total operating expenses	70,838	53,494	41,468	28,935	24,150

Income from operations	1,772	1,572	1,135	3,036	1,881
Other income (expense)
Interest expense	—	(27)	—	(74)	(270)
Interest income	112	46	89	158	—
Other expense	(147)	(248)	(140)	(144)	(358)

Total other expense	(35)	(229)	(51)	(60)	(628)

Income before income taxes	1,737	1,343	1,084	2,976	1,253
Income tax (expense) benefit(3)	(686)	(121)	12,619	(92)	(91)

Net income	$1,051	$1,222	$13,703	$2,884	$1,162

Net income per share
Basic	$0.07	$0.09	$1.15	$0.36	$3.53
Diluted	$0.07	$0.09	$1.08	$0.25	$0.13
Weighted average common shares outstanding
Basic	15,201	13,056	11,960	8,036	329
Diluted	15,931	13,910	12,744	11,596	9,268

	As of December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$131,294	$66,050	$31,985	$40,473	$5,931
Working capital	137,160	77,040	36,773	42,552	4,973
Total assets	223,330	159,201	77,618	57,880	21,919
Long-term liabilities	11,642	9,913	6,599	5,283	5,317
Total debt(4)	—	—	—	122	2,694
Total redeemable convertible preferred stock	—	—	—	—	65,778
Total stockholders’ equity (deficit)	192,773	134,817	59,553	43,508	(60,466)

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(Unaudited, adjusted EBITDA in thousands)
Operating Data
Adjusted EBITDA(5)	$13,774	$8,997	$5,410	$5,175	$3,206
Non-GAAP income per diluted share(6)	$0.53	$0.41	$0.26	$0.31	$0.17
Recurring revenue customers(7)	19,690	17,977	16,129	12,399	11,003

(1)	Includes stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011	2010	2009
Cost of revenues	$475	$382	$255	$103	$53
Sales and marketing	1,481	895	471	211	91
Research and development	266	140	56	20	4
General and administrative	1,981	1,338	986	416	80

Total	$4,203	$2,755	$1,768	$750	$228

(2)	For 2013, amortization of intangible assets included $290,000 for the impairment of a certain non-competition agreement. For 2009, amortization of intangible assets was $155,000 and was included in general and administrative expense.

(3)	In 2011, we determined it was more-likely-than-not that we would be able to realize a substantial portion of our deferred tax assets and, therefore, we recorded an income tax benefit of $12.8 million for the reversal of the valuation allowance on these deferred tax assets.

(4)	Total debt consisted of our current and long-term capital lease obligations, current and long-term equipment and term loans, line of credit and interest payable.

(5)	Adjusted EBITDA consists of net income plus depreciation and amortization, interest expense, interest income, income tax expense (benefit), non-cash, stock-based compensation expense and other adjustments as necessary for a fair presentation. In 2013, other adjustments included the impact of a use tax refund related to items previously expensed. We use Adjusted EBITDA as a measure of operating performance because it assists us in comparing performance on a consistent basis, as it removes from our operating results the impact of our capital structure. We believe Adjusted EBITDA is useful to an investor in evaluating our operating performance because it is widely used to measure a company’s operating performance without regard to items such as depreciation and amortization, which can vary depending upon accounting methods and the book value of assets, and to present a meaningful measure of corporate performance exclusive of our capital structure and the method by which assets were acquired. The following table provides a reconciliation of net income to Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2013	2012	2011	2010	2009
Net income	$1,051	$1,222	$13,703	$2,884	$1,162
Depreciation and amortization	8,051	4,918	2,647	1,533	1,455
Interest expense	—	27	—	74	270
Interest income	(112)	(46)	(89)	(158)	—
Income tax expense (benefit)	686	121	(12,619)	92	91
Other	(105)	—	—	—	—

EBITDA	9,571	6,242	3,642	4,425	2,978
Stock-based compensation expense	4,203	2,755	1,768	750	228

Adjusted EBITDA	$13,774	$8,997	$5,410	$5,175	$3,206

(6)	Non-GAAP income per share consists of net income plus non-cash, stock-based compensation expense and amortization expense related to intangible assets minus the deferred tax asset valuation allowance reversal divided by the weighted average number of shares of common stock outstanding during each period. We believe non-GAAP income per share is useful to an investor because it is widely used to measure a company’s operating performance. The following table provides a reconciliation of net income to non-GAAP income per share (in thousands, except per share amounts):

	Year Ended December 31,
	2013	2012	2011	2010	2009
Net income	$1,051	$1,222	$13,703	$2,884	$1,162
Deferred tax asset valuation allowance reversal	—	—	(12,802)	—	—
Stock-based compensation expense	4,203	2,755	1,768	750	228
Amortization of intangible assets	3,158	1,767	643	—	155

Non-GAAP income	$8,412	$5,744	$3,312	$3,634	$1,545

Non-GAAP income per share
Basic	$0.55	$0.44	$0.28	$0.45	$4.70
Diluted	$0.53	$0.41	$0.26	$0.31	$0.17
Shares used to compute non-GAAP income per share
Basic	15,201	13,056	11,960	8,036	329
Diluted	15,931	13,910	12,744	11,596	9,268

(7)	This reflects the number of recurring revenue customers at the end of the period. Recurring revenue customers are customers with contracts to pay us monthly fees. A minority portion of our recurring revenue customers consists of separate units within a larger organization. We treat each of these units, which may include divisions, departments, affiliates and franchises, as distinct customers. Our contracts with our recurring revenue customers typically allow the customer to cancel the contract for any reason with 30 days prior notice.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading provider of cloud-based supply chain management solutions, providing prewired, proven integrations and comprehensive retail performance analytics to thousands of customers worldwide. We provide our solutions through the SPS Commerce platform, a cloud-based services suite that improves the way suppliers, retailers, distributors and other customers manage and fulfill orders. We derive the majority of our revenues from thousands of monthly recurring subscriptions from businesses that utilize our solutions.

We plan to continue to grow our business by further penetrating the supply chain management market, increasing revenues from our customers as their businesses grow, expanding our distribution channels, expanding our international presence and, from time to time, developing new solutions and applications. We also intend to selectively pursue acquisitions that will add customers, allow us to expand into new regions or allow us to offer new functionalities.

For 2013, 2012 and 2011, we generated revenues of $104.4 million, $77.1 million and $58.0 million, respectively. Our fiscal quarter ended December 31, 2013 represented our 52nd consecutive quarter of increased revenues. Recurring revenues from recurring revenue customers accounted for 89%, 88% and 85% of our total revenues for 2013, 2012 and 2011, respectively. Our revenues are not concentrated with any customer, as our largest customer represented 2% or less of total revenues in 2013, 2012 and 2011.

Key Financial Terms and Metrics

Sources of Revenues

Trading Partner Integration.    Our revenues primarily consist of monthly revenues from our customers for our Trading Partner Integration solution. This solution consists of a monthly subscription fee and a transaction-based fee. We also receive set-up fees for initial integration services we provide to our customers. Most of our customers have contracts with us that may be terminated by the customer by providing 30 days prior notice.

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

Cost of Revenues.    Cost of revenues consist primarily of personnel costs for our implementation teams, customer support personnel and application support personnel. Cost of revenues also includes our cost of network services, which is primarily data center costs for the locations where we keep the equipment that serves our customers, and connectivity costs that facilitate electronic data transmission between our customers and their trading partners.

Sales and Marketing Expenses.    Sales and marketing expenses consist primarily of personnel costs for our sales, marketing and product management teams, commissions earned by our sales personnel and marketing costs. In order to expand our business, we will continue to add resources to our sales and marketing efforts over time.

Research and Development Expenses.    Research and development expenses consist primarily of personnel costs for development and maintenance of existing solutions. Our research and development group is also responsible for enhancing existing solutions and applications as well as internal tools and developing new information maps that integrate our customers to their trading partners in compliance with those trading partners’ requirements.

General and Administrative Expenses.    General and administrative expenses consist primarily of personnel costs for finance, human resources and internal information technology support, as well as legal, accounting and other fees, such as credit card processing fees.

Other Metrics

Recurring Revenue Customers.    As of December 31, 2013, we had approximately 19,700 customers with contracts to pay us monthly fees, which we refer to as recurring revenue customers. We report recurring revenue customers at the end of a period. A small portion of our recurring revenue customers consists of separate units within a larger organization. We treat each of these units, which may include divisions, departments, affiliates and franchises, as distinct customers.

Average Recurring Revenues Per Recurring Revenue Customer.    We calculate average recurring revenues per recurring revenue customer, which we also refer to as wallet share, by dividing the recurring revenues from recurring revenue customers for the period by the average of the beginning and ending number of recurring revenue customers for the period. For interim periods, we annualize this number by multiplying the quotient calculated above by the quotient of 12 divided by the number of months in the period. We anticipate that average recurring revenues per recurring revenue customer will continue to increase as we increase the number of solutions we offer and increase the penetration of those solutions across our customer base.

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

Revenues are recorded when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable, and (4) collectability is probable. If collection is not considered probable, revenues are recognized when the fees are collected.

Fees related to our Trading Partner Integration, Trading Partner Enablement and Trading Partner Intelligence solutions consist of two revenue sources: set-up fees and recurring monthly fees. Set-up fees are specific for each connection a customer has with a trading partner and most of our customers have connections with numerous trading partners. Set-up fees are nonrefundable upfront fees that do not have standalone value to our customer and are not separable from the recurring monthly fees. All set-up fees and related costs are deferred and recognized ratably over the average life of the connection between the customer and the trading partner, which is approximately two years. We begin recognizing set-up fee revenue once the connection is established. Set-up fees for which connections have not yet been established are classified as long-term. We continue to evaluate the length of the amortization period as more experience is gained with contract cancellations and technology changes requested by our customers. It is possible that, in the future, the period over which such subscription set-up fees and costs are amortized may be adjusted. Any change in our estimate of the average connection life will affect our future results of operations. The recurring monthly fees are comprised of both fixed and transaction-based fees that are recognized as earned.

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

Income Taxes

We account for income taxes using the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when it is not “more likely than not” that the deferred tax asset will be utilized.

We assess our ability to realize our deferred tax assets on a regular and periodic basis. Realization of our deferred tax assets is contingent upon future taxable earnings. Accordingly, this assessment requires significant estimates and judgment. If the estimates of future taxable income vary from actual results, our assessment regarding the realization of these deferred tax assets could change. Future changes in the estimated amount of deferred taxes expected to be realized will be reflected in our consolidated financial statements in the period the estimate is changed, with a corresponding adjustment to our operating results.

We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would “more likely than not” sustain the position following an audit. For tax positions meeting the “more likely than not” threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority.

Stock-Based Compensation

Stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the vesting period of the award. Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require the use of subjective assumptions, including the expected life of the stock-based payment awards and stock price volatility. We use the Black-Scholes option pricing model to value our award grants and determine the related compensation expense. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. We expect to continue to grant stock-based awards in the future, and to the extent that we do, our actual stock-based compensation expense recognized in future periods will likely increase.

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

Valuation of Goodwill and Purchased Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. Assets acquired may include identifiable intangible assets, such as subscriber relationships, which are recognized separately from goodwill. Historically, we have engaged a third-party valuation firm to assist us in the determination of the value and useful lives of the purchased intangible assets using certain estimates and assumptions.

We test goodwill for impairment annually at December 31, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test is conducted by comparing the fair value of the net assets with the carrying value of the reporting unit. Fair value is determined using the direct market observation of market price and outstanding equity of the reporting unit at December 31. If the carrying value of the goodwill were to exceed the fair value of the reporting unit, the goodwill may be impaired. If this were to occur, the fair value would then be allocated to assets and liabilities in a manner similar to a purchase price allocation in order to determine the implied fair value of the goodwill. This implied fair value would then be compared to the carrying amount of the goodwill and, if it were less, an impairment loss would be recognized.

Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

The following table presents our results of operations for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2013		2012		Change
		% of revenue		% of revenue	$	%
Revenues	$104,391	100.0%	$77,106	100.0%	$27,285	35.4%
Cost of revenues	31,781	30.4	22,040	28.6	9,741	44.2

Gross profit	72,610	69.6	55,066	71.4	17,544	31.9

Operating expenses
Sales and marketing	39,621	38.0	30,037	39.0	9,584	31.9
Research and development	10,870	10.4	8,166	10.6	2,704	33.1
General and administrative	17,189	16.5	13,524	17.5	3,665	27.1
Amortization of intangible assets	3,158	3.0	1,767	2.3	1,391	78.7

Total operating expenses	70,838	67.9	53,494	69.4	17,344	32.4

Income from operations	1,772	1.7	1,572	2.0	200	12.7
Other income (expense)
Interest expense	—	—	(27)	—	27	(100.0)
Interest income	112	0.1	46	0.1	66	143.5
Other expense	(147)	(0.1)	(248)	(0.3)	101	(40.7)

Total other expense, net	(35)	—	(229)	(0.3)	194	(84.7)

Income before income taxes	1,737	1.7	1,343	1.7	394	29.3
Income tax expense	(686)	(0.7)	(121)	(0.2)	(565)	466.9

Net income	$1,051	1.0	$1,222	1.6	(171)	(14.0)

Due to rounding, totals may not equal the sum of the line items in the table above

Revenues.    Revenues for 2013 increased $27.3 million, or 35%, to $104.4 million from $77.1 million for 2012. The increase in revenues resulted from two primary factors: the increase in recurring revenue customers and the increase in average recurring revenues per recurring revenue customer, which we also refer to as wallet share.

•	The number of recurring revenue customers increased 10% to 19,690 at December 31, 2013 from 17,977 at December 31, 2012.

•

Average recurring revenues per recurring revenue customer, or wallet share, increased 24% to $4,920 for 2013 from $3,964 for 2012. This increase in wallet share was primarily attributable to increased fees resulting from increased usage of our solutions by our recurring revenue customers and growth in larger customers, including those acquired from Edifice in 2012.

Recurring revenues from recurring revenue customers accounted for 89% of our total revenues for 2013, compared to 88% for 2012. We anticipate that the number of recurring revenue customers and wallet share will continue to increase as we increase the number of solutions we offer and increase the penetration of those solutions across our customer base.

Cost of Revenues.    Cost of revenues for 2013 were $31.8 million, an increase of $9.7 million, or 44%, from $22.0 million for 2012. This increase was primarily due to increased headcount in 2013 which resulted in higher personnel costs. We also incurred higher expenses for depreciation, occupancy and network services in 2013 as compared to 2012. As a percentage of revenues, cost of revenues was 30% for 2013 compared to 29% for 2012. Going forward, we anticipate that cost of revenues will increase in absolute dollars as we continue to expand our business.

Sales and Marketing Expenses.    Sales and marketing expenses for 2013 increased $9.6 million, or 32%, to $39.6 million from $30.0 million for 2012. This increase was primarily due to increased headcount in 2013, which resulted in higher personnel costs, as well as increased commissions earned by sales personnel from new business. We also incurred increased expenses for depreciation, stock-based compensation and occupancy in 2013 as compared to 2012. As a percentage of revenues, sales and marketing expenses were 38% for 2013 compared to 39% for 2012. As we expand our business, we will continue to add resources to our sales and marketing efforts over time, and we expect that these expenses will continue to increase in absolute dollars.

Research and Development Expenses.    Research and development expenses for 2013 were $10.9 million, an increase of $2.7 million, or 33%, from $8.1 million for 2012. This increase was primarily due to increased headcount in 2013 which resulted in higher personnel costs. Also contributing to the increase were higher expenses for depreciation, software subscriptions, stock-based compensation and occupancy in 2013 as compared to 2012. As a percentage of revenues, research and development expenses were 10% for 2013 and 11% for 2012. As we enhance and expand our solutions and applications, we expect that research and development expenses will continue to increase in absolute dollars.

General and Administrative Expenses.    General and administrative expenses for 2013 increased $3.7 million, or 27%, to $17.2 million from $13.5 million for 2012. This increase was due to increased headcount in 2013, which resulted in higher personnel costs, as well as increased stock-based compensation, depreciation and software maintenance and subscription expenses compared to 2012. In addition, legal expenses in 2013 decreased slightly as compared to 2012. As a percentage of revenues, general and administrative expenses were 17% for 2013, compared to 18% for 2012. Going forward, we expect that general and administrative expenses will continue to increase in absolute dollars as we expand our business.

Amortization of Intangible Assets.    Amortization expense for the year ended December 31, 2013 included $290,000 for the impairment of a certain non-competition agreement.

Income Tax Benefit (Expense).    Our 2013 provision for income taxes was $686,000 and included current state and foreign income taxes as well as deferred federal and state income taxes. It also included a one-time tax benefit for the retroactive benefit of the 2012 federal R&D credit. The American Taxpayer Relief Act of 2012 was enacted on January 2, 2013 and extended the federal R&D credit from January 1, 2012 through December 31, 2013. If this one-time tax benefit were excluded, our 2013 provision for income taxes would have been $803,000.

Our 2012 provision for income taxes was $121,000 and included current state and foreign income taxes as well as deferred federal and state income taxes. It also included one-time tax benefits related to true-up adjustments for prior years and increased state effective tax rates. If these one-time benefits were excluded, our 2012 provision for income taxes would have been $418,000. See Note K to our consolidated financial statements, included in this Annual Report on Form 10-K, for additional information regarding our income taxes.

Adjusted EBITDA.    Adjusted EBITDA, which is a non-GAAP measure of financial performance, consists of net income plus depreciation and amortization, interest expense, interest income, income tax expense, non-cash, stock-based compensation expense and other adjustments as necessary for a fair presentation. In 2013, other adjustments included the impact of a use tax refund related to items previously expensed. The following table provides a reconciliation of net income to Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2013	2012
Net income	$1,051	$1,222
Depreciation and amortization	8,051	4,918
Interest expense	—	27
Interest income	(112)	(46)
Income tax expense	686	121
Other	(105)	—

EBITDA	9,571	6,242
Stock-based compensation expense	4,203	2,755

Adjusted EBITDA	$13,774	$8,997

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

	Year Ended December 31,
	2013	2012
Net income	$1,051	$1,222
Stock-based compensation expense	4,203	2,755
Amortization of intangible assets	3,158	1,767

Non-GAAP income	$8,412	$5,744

Non-GAAP income per share
Basic	$0.55	$0.44
Diluted	$0.53	$0.41
Shares used to compute non-GAAP income per share
Basic	15,201	13,056
Diluted	15,931	13,910

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

The following table presents our results of operations for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2012		2011		Change
		% of revenue		% of revenue	$	%
Revenues	$77,106	100.0%	$57,969	100.0%	$19,137	33.0%
Cost of revenues	22,040	28.6	15,366	26.5	6,674	43.4

Gross profit	55,066	71.4	42,603	73.5	12,463	29.3

Operating expenses
Sales and marketing	30,037	39.0	23,836	41.1	6,201	26.0
Research and development	8,166	10.6	5,838	10.1	2,328	39.9
General and administrative	13,524	17.5	11,151	19.2	2,373	21.3
Amortization of intangible assets	1,767	2.3	643	1.1	1,124	174.8

Total operating expenses	53,494	69.4	41,468	71.5	12,026	29.0

Income from operations	1,572	2.0	1,135	2.0	437	38.5
Other income (expense)
Interest expense	(27)	—	—	—	(27)	*
Interest income	46	0.1	89	0.2	(43)	(48.3)
Other expense	(248)	(0.3)	(140)	(0.2)	(108)	77.1

Total other expense, net	(229)	(0.3)	(51)	(0.1)	(178)	349.0

Income before income taxes	1,343	1.7	1,084	1.9	259	23.9
Income tax benefit (expense)	(121)	(0.2)	12,619	21.8	(12,740)	*

Net income	$1,222	1.6	$13,703	23.6	(12,481)	*

Due to rounding, totals may not equal the sum of the line items in the table above

*	Percentage is not meaningful

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

Liquidity and Capital Resources

At December 31, 2013, our principal sources of liquidity were cash and cash equivalents totaling $131.3 million and accounts receivable, net of allowance for doubtful accounts of $11.6 million compared to cash and cash equivalents of $66.1 million and accounts receivable, net of allowance for doubtful accounts of $10.9 million at December 31, 2012. Our working capital at December 31, 2013 was $137.2 million compared to working capital of $77.0 million at December 31, 2012.

The increase in working capital from December 31, 2012 to December 31, 2013 resulted primarily from the following:

•

$65.2 million increase in cash and cash equivalents, due primarily to the $47.6 million of net cash received from our November 2013 common stock offering, $18.2 million of cash provided by operations and $5.1 million of cash received from the exercise of stock options and net proceeds from our employee stock purchase plan, all reduced by the $5.7 million of cash used for capital expenditures;

•	$671,000 million increase in net accounts receivable, as new accounts slightly exceeded collections of outstanding balances in 2013;

•	$1.7 million increase in deferred costs, current for expenses related to increased implementation resources and commission payments for new business;

•	$460,000 decrease in deferred income taxes, current primarily related to the decrease in the amount of federal net operating loss carryforwards that we expect to utilize in 2014 as compared to 2013;

•	$2.6 million decrease in prepaid expenses and other current assets, primarily related to the Edifice acquisition in 2012;

•	$59,000 decrease in accounts payable, primarily due to timing of payments;

•	$1.9 million increase in accrued compensation and benefits, due to increased headcount and related increases in salary, vacation and commission accruals;

•	$1.7 million increase in accrued expenses and other current liabilities due primarily to the future payments required under a software licensing agreement, and

•	$886,000 increase in deferred revenue, current due to new business in 2013.

Net Cash Flows from Operating Activities

Net cash provided by operating activities was $18.2 million for 2013 compared to $6.8 million for 2012. The slight decrease in net income, the changes in non-cash expenses, including increased depreciation, amortization and stock-based compensation, and the changes in our working capital accounts, including those discussed above, resulted in the overall increase in net cash provided by operations.

Net cash provided by operating activities was $6.8 million for 2012 compared to $4.5 million for 2011. The $12.5 million decrease in net income, principally due to the reversal of a substantial portion of the valuation allowance on our deferred tax assets taxes in 2011, was more than offset by the changes in non-cash expenses, including increased depreciation, amortization, and stock-based compensation, and the changes in our working capital accounts, resulted in the overall increase in net cash provided by operations

Net Cash Flows from Investing Activities

Net cash used in investing activities was $5.7 million for 2013, all for capital expenditures. In general, our capital expenditures are for supporting our business growth and existing customer base, as well as for our internal use such as equipment for our employees.

For 2012, net cash used in investing activities was $32.2 million, including $26.3 million for the acquisition of Edifice and $6.0 million for capital expenditures. For 2011, net cash used in investing activities was $13.4 million, including $10.8 million for the acquisition of Direct EDI and $2.6 million for capital expenditures.

Net Cash Flows from Financing Activities

Net cash provided by financing activities was $52.7 million for 2013, and primarily represented $47.6 million of net proceeds from our common stock offering in November 2013 and $5.1 million related to the exercise of stock options and proceeds from our employee stock purchase plan.

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

There were no borrowings under the revolving credit agreement in 2013. In connection with the acquisition of Edifice in 2012, we borrowed $11.0 million under our line of credit to fund a portion of the cash paid for the acquisition. On September 11, 2012, this debt was repaid in full with a portion of the proceeds received from our public offering of common stock on that date.

As of December 31, 2013, there were no borrowings outstanding, approximately $20.0 million was available for borrowings, and we were in compliance with all covenants under the revolving credit agreement.

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

Contractual and Commercial Commitment Summary

Our contractual obligations and commercial commitments as of December 31, 2013 are summarized below:

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Operating lease obligations	$11,537	$1,965	$3,703	$3,425	$2,444

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

Interest Rate Sensitivity Risk.    For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities. We did not have any outstanding debt as of December 31, 2013 and 2012. We therefore do not have any material risk to interest rate fluctuations unless we borrow under our credit facility.

Foreign Currency Exchange Risk.    Our results of operations and cash flows are not materially affected by fluctuations in foreign currency exchange rates.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

SPS Commerce, Inc.:

We have audited the accompanying consolidated balance sheet of SPS Commerce, Inc. and subsidiaries as of December 31, 2013, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended. We also have audited SPS Commerce, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. SPS Commerce, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SPS Commerce, Inc. and subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, SPS Commerce, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/S/    KPMG LLP

Minneapolis, Minnesota

February 20, 2014

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

SPS Commerce, Inc.

We have audited the accompanying consolidated balance sheet of SPS Commerce, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2012, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SPS Commerce, Inc. and subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/S/    Grant Thornton LLP

Minneapolis, Minnesota

March 6, 2013

SPS COMMERCE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2013	2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$131,294	$66,050
Accounts receivable, less allowance for doubtful accounts of $237 and $227, respectively	11,611	10,940
Deferred costs, current	9,048	7,346
Deferred income taxes, current	1,272	1,732
Prepaid expenses and other current assets	2,850	5,443

Total current assets	156,075	91,511
PROPERTY AND EQUIPMENT, net	9,922	7,670
GOODWILL	25,487	25,487
INTANGIBLE ASSETS, net	17,082	20,240
OTHER ASSETS
Deferred costs, net of current portion	3,684	3,202
Deferred income taxes, net of current portion	10,870	10,853
Other non-current assets	210	238

	$223,330	$159,201

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,798	$1,857
Accrued compensation and benefits	7,981	6,038
Accrued expenses and other current liabilities	2,801	1,077
Deferred revenue, current	6,335	5,499

Total current liabilities	18,915	14,471
OTHER LIABILITIES
Deferred revenue, less current portion	8,785	8,312
Deferred rent	2,857	1,601

Total liabilities	30,557	24,384

COMMITMENTS and CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 55,000,000 shares authorized; 16,092,121 and 14,812,759 shares issued and outstanding, respectively	16	15
Additional paid-in capital	239,549	182,645
Accumulated deficit	(46,792)	(47,843)

Total stockholders’ equity	192,773	134,817

	$223,330	$159,201

The accompanying notes are an integral part of these consolidated financial statements.

SPS COMMERCE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Revenues	$104,391	$77,106	$57,969
Cost of revenues	31,781	22,040	15,366

Gross profit	72,610	55,066	42,603

Operating expenses
Sales and marketing	39,621	30,037	23,836
Research and development	10,870	8,166	5,838
General and administrative	17,189	13,524	11,151
Amortization of intangible assets	3,158	1,767	643

Total operating expenses	70,838	53,494	41,468

Income from operations	1,772	1,572	1,135
Other income (expense)
Interest expense	—	(27)	—
Interest income	112	46	89
Other expense	(147)	(248)	(140)

Total other expense, net	(35)	(229)	(51)

Income before income taxes	1,737	1,343	1,084
Income tax (expense) benefit	(686)	(121)	12,619

Net income	$1,051	$1,222	$13,703

Net income per share
Basic	$0.07	$0.09	$1.15
Diluted	$0.07	$0.09	$1.08
Weighted average common shares used to compute net income per share
Basic	15,201	13,056	11,960
Diluted	15,931	13,910	12,744

The accompanying notes are an integral part of these consolidated financial statements.

SPS COMMERCE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances, January 1, 2011	11,849,572	$12	$106,264	$(62,768)	$43,508
Stock-based compensation	—	—	1,768	—	1,768
Exercise of stock options	289,286	—	621	—	621
Stock offering costs	—	—	(108)	—	(108)
Excess tax benefit of stock options exercised	—	—	61	—	61
Net income	—	—	—	13,703	13,703

Balances, December 31, 2011	12,138,858	12	108,606	(49,065)	59,553
Stock-based compensation	—	—	2,755	—	2,755
Exercise of stock options	468,717	1	1,563	—	1,564
Excess tax benefit of stock options exercised	—	—	72	—	72
Employee stock purchase plan	17,332	—	448	—	448
Stock issued for acquisition	347,852	—	11,395	—	11,395
Stock offering, net of costs	1,840,000	2	57,806	—	57,808
Net income	—	—	—	1,222	1,222

Balances, December 31, 2012	14,812,759	15	182,645	(47,843)	134,817
Stock-based compensation	—	—	4,203	—	4,203
Exercise of stock options and issuance of restricted stock	497,248	—	3,735	—	3,735
Excess tax benefit of stock options exercised	—	—	156	—	156
Employee stock purchase plan	32,114	—	1,242	—	1,242
Stock offering, net of costs	750,000	1	47,568	—	47,569
Net income	—	—	—	1,051	1,051

Balances, December 31, 2013	16,092,121	$16	$239,549	$(46,792)	$192,773

The accompanying notes are an integral part of these consolidated financial statements.

SPS COMMERCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net income	$1,051	$1,222	$13,703
Reconciliation of net income to net cash provided by operating activities
Deferred income taxes	443	(15)	(12,708)
Depreciation and amortization of property and equipment	4,893	3,151	2,004
Amortization of intangible assets	3,158	1,767	643
Provision for doubtful accounts	479	383	425
Stock-based compensation	4,203	2,755	1,768
Changes in assets and liabilities, net of effect of acquisitions
Accounts receivable	(1,150)	(2,067)	(2,810)
Deferred costs	(2,184)	(2,290)	(1,595)
Prepaid expenses and other current assets	2,593	(3,534)	(882)
Other assets	28	(42)	(10)
Accounts payable	(59)	446	413
Accrued compensation and benefits	1,943	920	1,541
Accrued expenses and other current liabilities	(108)	101	140
Deferred rent	1,644	1,481	—
Deferred revenue	1,309	2,551	1,853

Net cash provided by operating activities	18,243	6,829	4,485

Cash flows from investing activities
Business acquisitions, net of cash acquired	—	(26,262)	(10,841)
Purchases of property and equipment	(5,701)	(5,983)	(2,584)

Net cash used in investing activities	(5,701)	(32,245)	(13,425)

Cash flows from financing activities
Payments of capital lease obligations	—	(410)	(122)
Borrowings on line of credit	—	11,000	—
Payments on line of credit	—	(11,000)	—
Net proceeds from stock offerings	47,738	57,940	—
Stock offering costs	(169)	(132)	(108)
Net proceeds from exercise of options to purchase common stock	3,735	1,563	621
Excess tax benefit from exercise of options to purchase common stock	156	72	61
Net proceeds from employee stock purchase plan	1,242	448	—

Net cash provided by financing activities	52,702	59,481	452

Net increase (decrease) in cash and cash equivalents	65,244	34,065	(8,488)
Cash and cash equivalents at beginning of period	66,050	31,985	40,473

Cash and cash equivalents at end of period	$131,294	$66,050	$31,985

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$27	$3
Cash paid for income taxes	55	47	126
Noncash financing activities:
Common stock issued for business acquisition	—	11,396	—

The accompanying notes are an integral part of these consolidated financial statements.

SPS COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – General

Business Description

We are a leading provider of cloud-based supply chain management solutions, providing prewired, proven integrations and comprehensive retail performance analytics to thousands of customers worldwide. We provide our solutions through the SPS Commerce platform, a cloud-based software suite that improves the way suppliers, retailers, distributors and other customers manage and fulfill orders. We derive the majority of our revenues from thousands of monthly recurring subscriptions from businesses that utilize our solutions.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of SPS Commerce, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

While we use estimates and assumptions that we believe are reasonable as a part of the purchase price allocation process to accurately value the assets acquired and the liabilities assumed at the acquisition date, they are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the fair value of the assets acquired and the liabilities assumed. Any such adjustments would be recorded as an offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair values, whichever comes first, any subsequent adjustments would be recorded in our consolidated statements of income.

Segment Information

We operate in and report on one segment, supply chain management solutions.

Risk and Uncertainties

We rely on hardware and software licensed from third parties to offer our on-demand solutions. Our management believes alternate sources are available; however, disruption or termination of these relationships could adversely affect our operating results in the near term.

SPS COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable and other accrued expenses, approximates fair value due to their short maturities.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of temporary cash and cash equivalents in financial institutions in excess of federally insured limits and trade accounts receivable. Temporary cash investments are held with financial institutions that we believe are subject to minimal risk.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with original maturities when purchased of less than 90 days.

Accounts Receivable

Accounts receivable are initially recorded upon the sale of solutions to customers. Credit is granted in the normal course of business without collateral. Accounts receivable are stated net of allowances for doubtful accounts, which represent estimated losses resulting from the inability of customers to make the required payments. Accounts that are outstanding longer than the contractual terms are considered past due. When determining the allowances for doubtful accounts, we take several factors into consideration including the overall composition of the accounts receivable aging, our prior history of accounts receivable write-offs, the type of customers and our day-to-day knowledge of specific customers. We write off accounts receivable when they become uncollectible. Changes in the allowances for doubtful accounts are recorded as bad debt expense and are included in general and administrative expense in our consolidated statements of income.

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

Research and Development

Research and development costs primarily include maintenance and data conversion activities related to our cloud-based supply chain management solutions and are expensed as incurred.

SPS COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Impairment of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if the carrying amount of an asset group exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets at the date it is tested for recoverability, whether in use or under development. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

Revenue Recognition

We generate revenues by providing a number of solutions to our customers. These solutions include Trading Partner Integration, Trading Partner Enablement and Trading Partner Intelligence. All of our solutions are hosted applications that allow customers to meet their supply chain management requirements. Sales taxes are presented on a net basis within revenue.

Revenues are recorded when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable, and (4) collectability is probable. If collection is not considered probable, revenues are recognized when the fees are collected.

Fees related to our Trading Partner Integration, Trading Partner Enablement and Trading Partner Intelligence solutions consist of two revenue sources: set-up fees and recurring monthly fees. Set-up fees are specific for each connection a customer has with a trading partner and most of our customers have connections with numerous trading partners. Set-up fees are nonrefundable upfront fees that do not have standalone value to our customer and are not separable from the recurring monthly fees. All set-up fees and related costs are deferred and recognized ratably over the average life of the connection between the customer and the trading partner, which is approximately two years. We begin recognizing set-up fee revenue once the connection is established.

SPS COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Set-up fees for which connections have not yet been established are classified as long-term. We continue to evaluate the length of the amortization period as more experience is gained with contract cancellations and technology changes requested by our customers. It is possible that, in the future, the period over which such subscription set-up fees and costs are amortized may be adjusted. Any change in our estimate of the average connection life will affect our future results of operations. The recurring monthly fees are comprised of both fixed and transaction-based fees that are recognized as earned.

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

We estimate the fair value of options granted using the Black-Scholes option pricing model. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as an adjustment in the period estimates are revised. In valuing share-based awards, judgment is required in determining the expected volatility of common stock and the expected term individuals will hold their share-based awards prior to exercising. Expected volatility of the stock is based on a peer group in the industry in which we do business because we do not have sufficient historical volatility data for our own common stock. The expected term of the options is based on the simplified method which does not consider historical or expected employee exercise behavior.

Advertising Costs

Advertising costs are charged to expense as incurred. Advertising costs were approximately $61,000, $150,000 and $93,000 for the years ended December 31, 2013, 2012 and 2011, respectively. Advertising costs are included in sales and marketing expenses in our consolidated statements of income.

Income Taxes

We account for income taxes using the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when it is not “more likely than not” that the deferred tax asset will be utilized.

We assess our ability to realize our deferred tax assets on a regular and periodic basis. Realization of our deferred tax assets is contingent upon future taxable earnings. Accordingly, this assessment requires significant estimates and judgment. If the estimates of future taxable income vary from actual results, our assessment regarding the realization of these deferred tax assets could change. Future changes in the estimated amount of deferred taxes expected to be realized will be reflected in our consolidated financial statements in the period the estimate is changed, with a corresponding adjustment to our operating results.

We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would “more likely than not” sustain the position following an audit. For tax positions meeting the “more likely than not” threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority.

SPS COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Income Per Share

Basic net income per share has been computed using the weighted average number of shares of common stock outstanding during each period. Diluted net income per share also includes the impact of our outstanding potential common shares, including options, restricted stock units and awards. Potential common shares that are anti-dilutive are excluded from the calculation of diluted net income per share.

Recent Accounting Pronouncements

We have evaluated all recent accounting pronouncements and believe that none of them will have a material effect on our consolidated financial statements.

NOTE B – Business Acquisitions

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

The purchased intangible assets are being amortized on a straight-line basis over their estimated useful lives. Amortization expense related to these intangible assets was $1.8 million for the year ended December 31, 2013 and $727,000 for the period from August 7, 2012 through December 31, 2012.

Acquisition-Related Costs and Post-Acquisition Operating Results

Acquisition-related costs were $212,000 and are included in our consolidated statements of income for the year ended December 31, 2012. The operating results of Edifice have been included in our consolidated financial statements from August 7, 2012, the closing date of the acquisition. For the period from August 7, 2012 through December 31, 2012, approximately $5.0 million of our revenues were derived from Edifice customers. The amount of operating income or loss from Edifice was not separately identifiable due to our integration.

SPS COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

SPS COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchased Intangible Assets

The following table summarizes the estimated fair value of the purchased intangible assets and their estimated useful lives:

Purchased Intangible Assets	Estimated Fair Value (in thousands)	Estimated Life (in years)
Subscriber relationships	$5,250	7
Non-competition agreements	870	3

Total	$6,120

The purchased intangible assets are being amortized on a straight-line basis over their estimated useful lives. Amortization expense related to these intangible assets was $1.0 million for each of the years ended December 31, 2013 and 2012 and $643,000 for the year ended December 31, 2011.

Acquisition-Related Costs and Post-Acquisition Operating Results

Acquisition-related costs were approximately $232,000 and are included in general and administrative expense in our consolidated statements of income for the year ended December 31, 2011. The operating results of Direct EDI have been included in our consolidated financial statements from May 18, 2011, the closing date of the acquisition. For the year ended December 31, 2011, approximately $2.7 million of our revenues were derived from Direct EDI customers. The amount of operating income or loss from Direct EDI was not separately identifiable due to our integration.

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below presents the combined operating results of SPS Commerce and Direct EDI as if the acquisition had occurred on January 1, 2011. The unaudited pro forma information includes the historical operating results of each company and certain pro forma adjustments, including annual amortization expense for purchased intangible assets of approximately $1.0 million and additional annual compensation expense of approximately $280,000 related to employment arrangements entered into as part of the acquisition.

(in thousands, except per share data)	Year Ended December 31, 2011
Pro forma total revenue	$59,815
Pro forma net income	13,576
Pro forma net income per share
Basic	1.14
Diluted	1.07

The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have actually been reported had the acquisition occurred on January 1, 2011, nor is it necessarily indicative of our results of operations for any future periods.

SPS COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE C – Accounts Receivable, net

The allowance for doubtful accounts activity, included in accounts receivable, net, was as follows (in thousands):

	2013	2012	2011
Balances, January 1	$227	$222	$209
Provision for doubtful accounts	479	383	425
Write-offs	(504)	(426)	(436)
Recoveries	35	48	24

Balances, December 31	$237	$227	$222

NOTE D – Property and Equipment, net

Property and equipment, net included the following (in thousands):

	December 31,
	2013	2012
Computer equipment and purchased software	$18,368	$13,154
Office equipment and furniture	3,828	2,975
Leasehold improvements	2,682	1,784

	24,878	17,913
Less: accumulated depreciation and amortization	(14,956)	(10,243)

	$9,922	$7,670

At December 31, 2013 and 2012, property and equipment, net included approximately $71,000 and $59,000, respectively, of assets held at subsidiary and office locations outside of the United States of America.

NOTE E – Goodwill and Intangible Assets, net

There was no change in our goodwill for the year ended December 31, 2013.

Intangible assets, net included the following (in thousands):

	December 31,
	2013			2012
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Subscriber relationships	$23,160	$(6,376)	$16,784	$23,160	$(3,850)	$19,310
Non-competition agreements	1,710	(1,412)	298	1,710	(780)	930

	$24,870	$(7,788)	$17,082	$24,870	$(4,630)	$20,240

Amortization expense for intangible assets was $3.2 million, $1.8 million and $643,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

SPS COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense for the year ended December 31, 2013 included $290,000 for the impairment of a certain non-competition agreement.

At December 31, 2013, future amortization expense for intangible assets was as follows (in thousands):

2014	$2,688
2015	2,578
2016	2,577
2017	2,557
2018	2,062
Thereafter	4,620

$17,082

NOTE F – Line of Credit

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

There were no borrowings under the revolving credit agreement in 2013. In connection with the acquisition of Edifice in 2012 (see Note B), we borrowed $11.0 million under our line of credit to fund a portion of the cash paid for the acquisition. On September 11, 2012, this debt was repaid in full with a portion of the proceeds received from our public offering of common stock on that date (see Note I).

As of December 31, 2013, there were no borrowings outstanding, approximately $20.0 million was available for borrowings, and we were in compliance with all covenants under the revolving credit agreement.

NOTE G – Accrued Expenses and Other Current Liabilities

In the second quarter of 2013, we entered into an agreement to purchase software licenses. At December 31, 2013, our future payments under this agreement, which are included in accrued expenses and other current liabilities in our consolidated balance sheets, were approximately $1.4 million for 2014.

SPS COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Operating Leases

We are obligated under non-cancellable operating leases primarily for office space. Rent expense charged to operations was $2.8 million, $1.6 million and $963,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

On February 14, 2012, we executed a new lease agreement for our current headquarters location which commenced on November 1, 2012 and expires on April 30, 2020. The lease includes additional square footage upon commencement, an automatic expansion of space on or about September 1, 2013, a right of first offer to lease certain additional space, and two options to extend the term of the lease for three years at a market rate determined in accordance with the lease. In the fourth quarter of 2013, we exercised our right to assume additional space. We have not yet occupied this additional space; however, the future non-cancellable payments are included in the table below. There was also a rent holiday from November 2012 to October 2013 which has been incorporated into our deferred rent calculation. In connection with this new lease, we delivered to the landlord cash or an irrevocable letter of credit for approximately $172,000, subject to increase based on square footage expansion, as security for performance of our obligations under the lease.

At December 31, 2013, our future minimum payments under operating leases were as follows (in thousands):

2014	$1,965
2015	2,055
2016	1,648
2017	1,677
2018	1,748
Thereafter	2,444

$11,537

Other Contingencies

We may be involved in various claims and legal actions in the normal course of business. Our management believes that the outcome of any such claims and legal actions will not have a significant adverse effect on our financial position, results of operations or cash flows.

NOTE I – Stockholders’ Equity

Common Stock Issued

On November 25, 2013, we completed a public stock offering where we issued and sold 750,000 shares of our common stock at a price to the public of $67.00 per share. We received net proceeds of approximately $47.6 million from this offering after payment of approximately $2.7 million of underwriting discounts and commissions and legal, accounting and other fees incurred in connection with the offering.

SPS COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On September 11, 2012, we completed a public stock offering where we issued and sold 1,840,000 shares of our common stock, including 240,000 shares sold pursuant to the exercise in full of the underwriters’ over-allotment option, at a price to the public of $33.50 per share. We received net proceeds of approximately $57.8 million from this offering after payment of approximately $3.8 million of underwriting discounts and commissions and legal, accounting and other fees incurred in connection with the offering.

On August 7, 2012, in connection with the acquisition of Edifice (see Note B), we issued 347,852 shares of our common stock. The fair value of the shares issued was determined using the closing price of our common stock on August 6, 2012.

NOTE J – Stock-Based Compensation

Our equity compensation plans provide for the grant of incentive and nonqualified stock options, as well as other stock-based awards including restricted stock and restricted stock units, to employees, non-employee directors and other consultants who provide services to us. Restricted stock awards result in the issuance of new shares when granted. For other stock-based awards, new shares are issued when the award is exercised, vested or released according to the terms of the agreement. In January 2013, 888,765 additional shares were reserved for future issuance under our 2010 Equity Incentive Plan. At December 31, 2013, there were approximately 1.8 million shares available for grant under approved equity compensation plans.

We recorded non-cash stock-based compensation expense of $4.2 million, $2.8 million and $1.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. This expense was allocated as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Cost of revenues	$475	$382	$255
Operating expenses
Sales and marketing	1,481	895	471
Research and development	266	140	56
General and administrative	1,981	1,338	986

Total stock-based compensation expense	$4,203	$2,755	$1,768

As of December 31, 2013, there was approximately $7.2 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a straight line basis over a weighted average period of 2.6 years.

SPS COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

Stock options generally vest over four years and have a contractual term of seven to ten years from the date of grant. Our stock option activity was as follows:

	Options (#)	Weighted Average Exercise Price ($/share)
Outstanding at January 1, 2011	1,549,344	$4.59
Granted	431,790	17.04
Exercised	(289,286)	2.15
Forfeited	(22,439)	11.38

Outstanding at December 31, 2011	1,669,409	8.14
Granted	240,831	26.38
Exercised	(468,717)	3.35
Forfeited	(71,382)	19.25

Outstanding at December 31, 2012	1,370,141	12.41
Granted	225,439	40.64
Exercised	(469,225)	7.96
Forfeited	(29,132)	30.93

Outstanding at December 31, 2013	1,097,223	19.62

Of the total outstanding options at December 31, 2013, 642,928 were exercisable with a weighted average exercise price of $12.98 per share. The total outstanding options had a weighted average remaining contractual life of 5.8 years.

The fair value of options that vested during the years ended December 31, 2013, 2012 and 2011 was $2.6 million, $2.3 million and $1.3 million, respectively.

The intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $20.7 million, $12.1 million and $4.9 million, respectively. The intrinsic value of outstanding options at December 31, 2013, 2012 and 2011 was $50.1 million, $34.1 million and $29.7 million, respectively.

The weighted-average fair values per share of options granted during 2013, 2012 and 2011 were $14.60, $10.43 and $8.25, respectively. The fair values of the options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2013	2012	2011
Weighted-average volatility	41%	46%	45%
Expected dividend yield	—	—	—
Expected life (in years)	4.75	4.75	6.25
Risk-free interest rate	0.68% - 1.37%	0.61% - 0.82%	1.58% - 3.05%

Prior to becoming a public entity in 2010, historic volatility was not available for our shares. As a result, we have estimated volatility based on a peer group of companies, which collectively provided a reasonable basis for estimating volatility. We intend to continue to consistently use the same group of publicly traded peer companies to determine volatility in the future until sufficient information regarding volatility of our share price becomes available or the selected companies are no longer suitable for this purpose.

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

Our restricted stock units activity was as follows:

	Restricted Stock Units (#)	Weighted Average Grant Date Fair Value ($/share)
Outstanding at January 1, 2012	—	$—
Granted	75,873	26.25
Vested and common stock issued	—	—
Forfeited	(7,632)	25.32

Outstanding at December 31, 2012	68,241	26.35
Granted	59,695	40.06
Vested and common stock issued	(17,060)	26.09
Forfeited	(8,232)	33.85

Outstanding at December 31, 2013	102,644	33.77

The number of restricted stock units outstanding at December 31, 2013 included 11,001 units that have vested but for which shares of common stock have not yet been issued pursuant to the terms of the agreement.

Our restricted stock awards activity was as follows:

	Restricted Stock Awards (#)	Weighted Average Grant Date Fair Value ($/share)
Outstanding at January 1, 2012	—	$—
Restricted common stock issued	6,330	27.55
Restrictions lapsed	—	—
Forfeited	(1,055)	27.55

Outstanding at December 31, 2012	5,275	27.55
Restricted common stock issued	5,688	48.66
Restrictions lapsed	(9,541)	36.99
Forfeited	—	—

Outstanding at December 31, 2013	1,422	48.66

SPS COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

For the offering periods in 2013, we withheld approximately $1.2 million from employees participating in the plan and we purchased 32,114 shares on their behalf. For the offering period in 2012, we withheld approximately $448,000 from employees participating in the plan and we purchased 17,332 shares on their behalf.

For the years ended December 31, 2013 and 2012, we recorded approximately $402,000 and $148,000 of stock-based compensation expense associated with the employee stock purchase plan. The fair value was estimated based on the market price of our common stock at the beginning of each offering period and using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2013	2012
Expected volatility	46%	46%
Expected dividend yield	—	—
Expected life (in years)	0.50	0.50
Risk-free interest rate	0.09% - 0.12%	0.15%

NOTE K – Income Taxes

The provision (benefit) for income taxes was as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current
Federal	$—	$—	$—
State	192	74	89
Foreign	51	63	—
Deferred
Federal	450	188	(12,282)
State	(7)	(204)	(426)

	$686	$121	$(12,619)

SPS COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the provision (benefit) for income taxes to the statutory federal rate was as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Expected federal income tax at statutory rate	$593	$459	$396
State income taxes, net of federal tax effect	78	31	37
Tax impact of foreign activity	44	(8)	55
Permanent book/tax differences	106	23	100
Change in valuation allowance	17	(88)	(1,310)
Release of valuation allowance	—	—	(12,802)
Section 382 limitation	—	—	415
Change in state deferred rate	53	(162)	—
Prior year true up	4	(135)	43
General business credit	(202)	—	—
State net operating loss adjustment	—	—	413
Other	(7)	1	34

Total provision (benefit) for income taxes	$686	$121	$(12,619)

The significant components of our deferred tax assets (liabilities) were as follows (in thousands):

	December 31,
	2013	2012
Current
Current net operating loss and credit carryforwards	$1,258	$1,615
Accounts receivable allowance	157	143
Stock-based compensation expense	229	154
Accrued expenses	790	643

Total current deferred tax asset	2,434	2,555

Foreign operations	(53)	—
Deferred operations	(985)	(784)

Total current deferred tax liability	(1,038)	(784)

Valuation allowance	(124)	(39)

Net current deferred tax asset	$1,272	$1,732

Non-current
Net operating loss and credit carryforwards	$6,145	$6,474
Deferred operations	3,029	2,533
Stock-based compensation expense	1,561	1,332
Depreciation and amortization	1,159	738
Other	34	18

Total non-current deferred tax asset	11,928	11,095
Valuation allowance	(1,058)	(242)

Net non-current deferred tax asset	$10,870	$10,853

SPS COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2013, we had net operating loss carryforwards of $71.3 million for U.S. federal tax purposes. We also had $30.3 million of various state net operating loss carryforwards. The loss carryforwards for federal tax purposes will expire between 2019 and 2034 if not utilized. The loss carryforwards for state tax purposes will expire between 2014 and 2034 if not utilized.

Section 382 of the U.S. Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that might be used to offset taxable income when a corporation has undergone significant changes in stock ownership. We have performed a Section 382 analysis for the time period from our inception through December 8, 2010. During this time period it was determined that we had six separate ownership changes under Section 382. We have not updated the Section 382 analysis subsequent to December 8, 2010; however, we believe there have not been any events subsequent to that date that would materially impact the analysis. We believe that approximately $17.6 million of federal losses will expire unused due to Section 382 limitations. The maximum annual limitation of federal net operating losses under Section 382 is approximately $990,000. This limitation could be further restricted if any ownership changes occur in future years.

Our federal and state net operating losses at December 31, 2013 included $37.0 million and $10.2 million, respectively, of income tax deductions in excess of previously recorded tax benefits. Although these additional tax deductions are included in the net operating losses referenced above, the related tax benefit will not be recognized until the deductions reduce our income taxes payable. The tax benefit of these excess deductions will be reflected as a credit to additional paid in capital when recognized. Accordingly, our deferred tax assets are reported net of the excess tax deductions for stock compensation and Section 382 limitations.

As of December 31, 2013 we had federal research and development credit carryforwards, net of Section 383 limitations, of $322,000, which, if not utilized, will begin to expire in 2030. We had state research and development credit carryforwards of $82,000, which, if not utilized, will begin to expire in 2025.

As of December 31, 2013, we had a valuation allowance against our deferred tax assets of $1.2 million. The valuation allowance is established for various state net operating loss and credit carryforwards that we do not expect to utilize based on our current expectations of future state taxable income.

As of December 31, 2013 and 2012, we had income tax receivables of $26,000 and $72,000, respectively, which were included in prepaid expenses and other current assets on the consolidated balance sheets.

We are subject to income taxes in the U.S. federal and various state and international jurisdictions. We are generally subject to U.S. federal and state tax examinations for all prior tax years due to our net operating loss carryforwards and the utilization of the carryforwards in years still open under statute. As of December 31, 2013, we are not under any income tax audits by tax authorities.

As of December 31, 2013, we do not have any unrecognized tax benefits. It is our practice to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We do not expect any material changes in our unrecognized tax positions over the next 12 months.

SPS COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE L – Net Income Per Share

The following table presents the components of the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Year Ended December 31,
	2013	2012	2011
Numerator
Net income	$1,051	$1,222	$13,703

Denominator
Weighted average common shares outstanding, basic	15,201	13,056	11,960
Options to purchase common stock	676	826	784
Restricted stock units	51	26	—
Employee stock purchase plan	3	2	—

Weighted average common shares outstanding, diluted	15,931	13,910	12,744

Net income per share
Basic	$0.07	$0.09	$1.15

Diluted	$0.07	$0.09	$1.08

For the year ended December 31, 2013, the effect of approximately 1,000 outstanding potential common shares was excluded from the calculation of diluted net income per share because they were anti-dilutive. For the years ended December 31, 2012 and 2011, the effect of all outstanding potential common shares was included in the calculation of diluted net income per share.

NOTE M – Employee Benefit Plan

We sponsor a 401(k) retirement savings plan for our employees. Employees can contribute up to 100% of their salaries. The company will match 25% of the employee’s contribution up to the first 6% of salary. Our matching contributions to the plan, which vest immediately, were $522,000, $372,000 and $287,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

NOTE N – Selected Quarterly Financial Data (Unaudited)

The following table presents our selected unaudited quarterly statements of income data (in thousands, except per share amounts):

	For the Three Months Ended
2013	Mar 31	Jun 30	Sep 30	Dec 31
Revenues	$23,752	$25,658	$27,008	$27,973
Gross profit	16,686	17,715	18,759	19,450
Income from operations	194	483	371	724
Net income	199	288	270	294
Diluted earnings per share	0.01	0.02	0.02	0.02

	For the Three Months Ended
2012	Mar 31	Jun 30	Sep 30	Dec 31
Revenues	$16,534	$17,821	$20,267	$22,484
Gross profit	12,086	12,978	14,322	15,680
Income from operations	459	751	138	224
Net income	256	426	174	366
Diluted earnings per share	0.02	0.03	0.01	0.02

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013, the end of the period covered by this Annual Report on Form 10-K. This evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Disclosure controls and procedures means controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed such that information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO and CFO have concluded that as of December 31, 2013, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed our internal control over financial reporting as of December 31, 2013, based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2013 based on the specified criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report, which is included under Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to executive officers is contained in Item 1 of this Annual Report on Form 10-K under the heading “Executive Officers” and with respect to other information relating to our directors and executive officers will be set forth in our 2014 Proxy Statement under the caption “Item 1 – Election of Directors,” which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference.

The information required by this item under Item 405 of Regulation S-K is incorporated herein by reference to the section titled “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2014 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. The information required by this item under Item 407(d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference to the section titled “Information Regarding the Board of Directors and Corporate Governance — Board Committees — Audit Committee” of our 2014 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Information related to security ownership required by this item is incorporated herein by reference to the sections titled “Executive Compensation,” and “Certain Relationships and Related Transactions — Compensation Committee Interlocks and Insider Participation” of our 2014 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information related to security ownership required by this item is incorporated herein by reference to the section titled “Security Ownership” of our 2014 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. Information related to our equity compensation plans required by this item is incorporated herein by reference to the section titled “Executive Compensation — Outstanding Equity Awards” of our 2014 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated herein by reference to the sections titled “Certain Relationships and Related Transactions,” and “Information Regarding the Board of Directors and Corporate Governance — Director Independence” of our 2014 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.	Principal Accounting Fees and Services

Information required by this item is incorporated herein by reference to the section titled “Audit Committee Report and Payment of Fees to Our Independent Auditor” of our 2014 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Dated: February 20, 2014

SPS COMMERCE, INC.

By:	/s/ ARCHIE C. BLACK
Archie C. Black
President and Chief Executive Officer

Each of the undersigned hereby appoints Archie C. Black and Kimberly K. Nelson, and each of them (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Act of 1934, any and all amendments and exhibits to this annual report on Form 10-K and any and all applications, instruments, and other documents to be filed with the Securities and Exchange Commission pertaining to this annual report on Form 10-K or any amendments thereto, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 20, 2014.

Name and Signature	Title

/s/ ARCHIE C. BLACK Archie C. Black	Chief Executive Officer, President and Director (principal executive officer)

/s/ KIMBERLY K. NELSON Kimberly K. Nelson	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

/s/ MICHAEL B. GORMAN Michael B. Gorman	Director

/s/ MARTIN J. LEESTMA Martin J. Leestma	Director

/s/ MICHAEL A. SMERKLO Michael A. Smerklo	Director

/s/ PHILIP E. SORAN Philip E. Soran	Director

/s/ GEORGE H. SPENCER, III George H. Spencer, III	Director

/s/ SVEN A. WEHRWEIN Sven A. Wehrwein	Director

EXHIBIT INDEX

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

2.1	Asset Purchase Agreement, dated as of May 17, 2011, by and between Direct EDI LLC and the registrant	8-K	001-34702	05/23/2011	2.1

2.2	Asset Purchase Agreement, dated as of August 6, 2012, by and between Edifice Information Management Systems, Inc. and the registrant	8-K	001-34702	08/07/2012	2.1

3.1	Amended and Restated Certificate of Incorporation	S-3	333-182097	06/13/2012	4.1

3.2	Amended and Restated Bylaws	S-1/A	333-163476	03/05/2010	3.2

10.1	1999 Equity Incentive Plan**	S-1/A	333-163476	01/11/2010	10.1

10.2	Form of Option Agreement under 1999 Equity Incentive Plan**	S-1/A	333-163476	01/11/2010	10.2

10.3	2001 Stock Option Plan**	S-1/A	333-163476	01/11/2010	10.3

10.4	Form of Incentive Stock Option Agreement under 2001 Stock Option Plan**	S-1/A	333-163476	01/11/2010	10.4

10.5	Form of Non-Statutory Stock Option Agreement (Director) under 2001 Stock Option Plan**	S-1/A	333-163476	01/11/2010	10.5

10.6	2010 Equity Incentive Plan**	S-1/A	333-163476	03/05/2010	10.6

10.7	Form of Incentive Stock Option Agreement under 2010 Equity Incentive Plan**	8-K	001-34702	02/17/2012	10.2

10.8	Form of Non-Statutory Stock Option Agreement (Employee) under 2010 Equity Incentive Plan**	8-K	001-34702	02/17/2012	10.3

10.9	Form of Non-Statutory Stock Option Agreement (Director) under 2010 Equity Incentive Plan**	8-K	001-34702	02/17/2012	10.4

10.10	Form of Restricted Stock Unit Award Agreement under 2010 Equity Incentive Plan**	8-K	001-34702	02/17/2012	10.5

10.11	2002 Management Incentive Agreement between the Company and Archie C. Black**	S-1/A	333-163476	01/11/2010	10.14

10.12	2002 Management Incentive Agreement between the Company and James J. Frome**	S-1/A	333-163476	01/11/2010	10.15

10.13	Non-Employee Director Compensation Policy**					X

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

10.14	Form of Indemnification Agreement for Steve A. Cobb, Michael B. Gorman, and George H. Spencer, III	S-1/A	333-163476	01/11/2010	10.17

10.15	Form of Indemnification Agreement for Independent Directors	S-1/A	333-163476	01/11/2010	10.18

10.16	Form of Indemnification Agreement for Archie C. Black**	S-1/A	333-163476	01/11/2010	10.19

10.17	Employment Agreement between the Company and Archie C. Black**	S-1/A	333-163476	03/05/2010	10.20

10.18	Form of At-will Confidentiality Agreement Regarding Certain Terms and Conditions of Employment for Kimberly K. Nelson, James J. Frome, Michael J. Gray and David J. Novak, Jr.**	S-1/A	333-163476	03/05/2010	10.21

10.19	Revolving Credit Agreement, dated as of September 30, 2011, by and between the registrant and JPMorgan Chase Bank, N.A.	8-K	001-34702	10/03/2011	10.1

10.20	Standard Form Office Lease, dated as of February 14, 2012, by and between the registrant and CSDV-MN Limited Partnership	8-K	001-34702	02/17/2012	10.1

10.21	Form of Restricted Stock Award Agreement under 2010 Equity Incentive Plan**	10-Q	001-34702	05/08/2012	10.6

10.22	Separation Agreement between SPS Commerce, Inc. and Michael J. Gray dated November 19, 2012**	8-K	001-34702	11/23/2012	10

21.1	Subsidiaries of the registrant					X

23.1	Consent of KPMG LLP					X

23.2	Consent of Grant Thornton LLP					X

24.1	Power of Attorney (included on signature page)					X

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended					X

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T					X

**	Indicates management contract or compensatory plan or arrangement.