Form 10-Q
period 2014-03-31
SPS COMMERCE INC
filed 2014-05-01
CIK 1092699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2014

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding at April 24, 2014 was 16,203,384 shares.

SPS COMMERCE, INC.

QUARTERLY REPORT ON FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains forward-looking statements regarding us, our business prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described under the heading “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We expressly disclaim any intent or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Commission that advise interested parties of the risks and factors that may affect our business.

PART I. – FINANCIAL INFORMATION

Item 1.	Financial Statements

SPS COMMERCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except share amounts)

	March 31,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$134,603	$131,294
Accounts receivable, less allowance for doubtful accounts of $233 and $237, respectively	12,166	11,611
Deferred costs, current	9,539	9,048
Deferred income taxes, current	1,272	1,272
Prepaid expenses and other current assets	2,797	2,850

Total current assets	160,377	156,075
PROPERTY AND EQUIPMENT, net	9,479	9,922
GOODWILL	25,487	25,487
INTANGIBLE ASSETS, net	16,365	17,082
OTHER ASSETS
Deferred costs, net of current portion	3,957	3,684
Deferred income taxes, net of current portion	10,697	10,870
Other non-current assets	197	210

	$226,559	$223,330

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,243	$1,798
Accrued compensation and benefits	7,694	7,981
Accrued expenses and other current liabilities	3,069	2,801
Deferred revenue, current	6,493	6,335

Total current liabilities	19,499	18,915
OTHER LIABILITIES
Deferred revenue, less current portion	9,201	8,785
Deferred rent	2,762	2,857

Total liabilities	31,462	30,557

COMMITMENTS and CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 55,000,000 shares authorized; 16,182,693 and 16,092,121 shares issued and outstanding, respectively	16	16
Additional paid-in capital	241,500	239,549
Accumulated deficit	(46,419)	(46,792)

Total stockholders’ equity	195,097	192,773

	$226,559	$223,330

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPS COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2014	2013
Revenues	$28,939	$23,752
Cost of revenues	9,255	7,066

Gross profit	19,684	16,686

Operating expenses
Sales and marketing	10,884	9,225
Research and development	2,974	2,503
General and administrative	4,511	4,047
Amortization of intangible assets	717	717

Total operating expenses	19,086	16,492

Income from operations	598	194
Other income (expense)
Interest income	49	23
Other expense	(56)	(84)

Total other expense, net	(7)	(61)

Income before income taxes	591	133
Income tax (expense) benefit	(218)	66

Net income	$373	$199

Net income per share
Basic	$0.02	$0.01
Diluted	$0.02	$0.01
Weighted average common shares used to compute net income per share
Basic	16,155	14,884
Diluted	16,830	15,564

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPS COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities
Net income	$373	$199
Reconciliation of net income to net cash provided by operating activities
Deferred income taxes	173	(72)
Depreciation and amortization of property and equipment	1,304	1,171
Amortization of intangible assets	717	717
Provision for doubtful accounts	157	80
Stock-based compensation	1,339	924
Changes in assets and liabilities
Accounts receivable	(712)	72
Deferred costs	(764)	(778)
Prepaid expenses and other current assets	66	2,831
Accounts payable	445	177
Accrued compensation and benefits	(287)	659
Accrued expenses and other current liabilities	255	214
Deferred rent	(82)	—
Deferred revenue	574	355

Net cash provided by operating activities	3,558	6,549

Cash flows from investing activities
Purchases of property and equipment	(861)	(1,089)

Net cash used in investing activities	(861)	(1,089)

Cash flows from financing activities
Net proceeds from exercise of options to purchase common stock	587	1,049
Excess tax benefit from exercise of options to purchase common stock	25	—

Net cash provided by financing activities	612	1,049

Net increase in cash and cash equivalents	3,309	6,509
Cash and cash equivalents at beginning of period	131,294	66,050

Cash and cash equivalents at end of period	$134,603	$72,559

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of SPS Commerce, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and notes required by GAAP. We have included all normal recurring adjustments considered necessary to give a fair statement of our financial position, results of operations and cash flows for the interim periods shown. Operating results for these interim periods are not necessarily indicative of the results to be expected for the full year. The December 31, 2013 condensed consolidated balance sheet data was derived from our audited financial statements at that date. For further information, refer to the consolidated financial statements and accompanying notes for the year ended December 31, 2013 included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 20, 2014.

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

Significant Accounting Policies

During the three months ended March 31, 2014, there were no material changes in our significant accounting policies. See Note A to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on February 20, 2014, for additional information regarding our significant accounting policies.

Recent Accounting Pronouncements

We have evaluated all recent accounting pronouncements and believe that none of them will have a material effect on our consolidated financial statements.

NOTE B – Goodwill and Intangible Assets, net

There was no change in our goodwill for the three months ended March 31, 2014.

Intangible assets included the following (in thousands):

	March 31, 2014			December 31, 2013
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Subscriber relationships	$23,160	$(7,007)	$16,153	$23,160	$(6,376)	$16,784
Non-competition agreements	1,710	(1,498)	212	1,710	(1,412)	298

	$24,870	$(8,505)	$16,365	$24,870	$(7,788)	$17,082

Amortization expense for intangible assets was $717,000 for each of the three months ended March 31, 2014 and 2013, respectively.

At March 31, 2014, future amortization expense for intangible assets was as follows (in thousands):

Remainder of 2014	$1,970
2015	2,578
2016	2,578
2017	2,557
2018	2,062
Thereafter	4,620

$16,365

NOTE C – Line of Credit

We have a revolving credit agreement with JPMorgan Chase Bank, N.A. which provides for a $20 million revolving credit facility that we may draw upon from time to time, subject to certain terms and conditions, and will mature on September 30, 2016.

There were no borrowings outstanding at March 31, 2014 and we were in compliance with all covenants under the revolving credit agreement as of that date.

NOTE D – Stock-Based Compensation

Our equity compensation plans provide for the grant of incentive and nonqualified stock options, as well as other stock-based awards including restricted stock and restricted stock units, to employees, non-employee directors and other consultants who provide services to us. Restricted stock awards result in the issuance of new shares when granted. For other stock-based awards, new shares are issued when the award is exercised, vested or released according to the terms of the agreement. In January 2014, 965,527 additional shares were reserved for future issuance under our 2010 Equity Incentive Plan. At March 31, 2014, there were approximately 2.6 million shares available for grant under approved equity compensation plans.

We recorded non-cash stock-based compensation expense of $1.3 million and $924,000 for the three months ended March 31, 2014 and 2013, respectively. This expense was allocated as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Cost of revenues	$153	$103
Operating expenses
Sales and marketing	482	342
Research and development	93	61
General and administrative	611	418

Total stock-based compensation expense	$1,339	$924

As of March 31, 2014, there was approximately $11.5 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a straight line basis over a weighted average period of 3.1 years.

Stock Options

Stock options generally vest over four years and have a contractual term of seven to ten years from the date of grant. Our stock option activity was as follows:

		Weighted Average
	Options	Exercise Price
	(#)	($/share)
Outstanding at December 31, 2013	1,097,223	$19.62
Granted	119,143	65.95
Exercised	(65,077)	8.95
Forfeited	(9,067)	38.94

Outstanding at March 31, 2014	1,142,222	24.91

Of the total outstanding options at March 31, 2014, 684,071 were exercisable with a weighted average exercise price of $15.74 per share. The total outstanding options had a weighted average remaining contractual life of 5.9 years.

The weighted average fair value per share of options granted during the first three months of 2014 was $26.24 and this was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Weighted-average volatility	44.3%
Expected dividend yield	0%
Expected life (in years)	4.6
Weighted-average risk-free interest rate	1.43%

Restricted Stock Units and Awards

Restricted stock units vest over four years and, upon vesting, the holder is entitled to receive shares of our common stock. With restricted stock awards, shares of our common stock are issued when the award is granted and the restrictions lapse over one year.

Our restricted stock units activity was as follows:

	Restricted Stock	Weighted Average
	Units	Grant Date Fair
	(#)	Value ($/share)
Outstanding at December 31, 2013	102,644	$33.77
Granted	38,236	65.95
Vested and common stock issued	(25,732)	32.46
Forfeited	(1,145)	35.42

Outstanding at March 31, 2014	114,003	44.84

The number of restricted stock units outstanding at March 31, 2014 included 4,942 units that have vested but for which shares of common stock have not yet been issued pursuant to the terms of the agreement.

Our restricted stock awards activity was as follows:

	Restricted Stock	Weighted Average
	Awards	Grant Date Fair
	(#)	Value ($/share)
Outstanding at December 31, 2013	1,422	$48.66
Restricted common stock issued	—	—
Restrictions lapsed	(1,185)	48.66
Forfeited	(237)	48.66

Outstanding at March 31, 2014	—	—

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

For the offering period that began on January 1, 2014, we withheld approximately $369,000 from employees participating in the plan as of March 31, 2014.

For the three months ended March 31, 2014, we recorded approximately $106,000 of stock-based compensation expense associated with the employee stock purchase plan. The fair value was estimated based on the market price of our common stock at the beginning of each offering period and using the Black-Scholes option pricing model with the following assumptions:

Expected volatility	48.9%
Expected dividend yield	0%
Expected life (in years)	0.50
Risk-free interest rate	0.10%

NOTE E – Income Taxes

We record our interim provision for income taxes by applying our estimated annual effective tax rate to our year-to-date pretax income and adjust the provision for discrete tax items recorded in the period. Differences between our effective tax rate and statutory tax rates are primarily due to the impact of meals and entertainment expense, employee stock purchase plan expense, as well as the federal R&D credit.

We recorded income tax expense of $218,000 for the three months ended March 31, 2014. We recorded an income tax benefit of $66,000 for the three months ended March 31, 2013. Our provisions for income taxes included current foreign and state income tax expense, as well as deferred tax expense.

We are subject to U.S federal income tax as well as income tax in various state and international jurisdictions. We are generally subject to tax examinations for all prior years due to our net operating loss carryforwards. As of March 31, 2014, we were not under any income tax audits by tax authorities.

As of March 31, 2014 we do not have any unrecognized tax benefits. It is our practice to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We do not expect any material changes in our unrecognized tax positions over the next 12 months.

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

The following table presents the components of the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2014	2013
Numerator
Net income	$373	$199

Denominator
Weighted average common shares outstanding, basic	16,155	14,884
Options to purchase common stock	616	627
Restricted stock units	57	51
Employee stock purchase plan	2	2

Weighted average common shares outstanding, diluted	16,830	15,564

Net income per share
Basic	$0.02	$0.01

Diluted	$0.02	$0.01

The effect of approximately 120,000 and 201,000 outstanding potential common shares was excluded from the calculation of diluted net income per share for the three months ended March 31, 2014 and 2013, respectively.

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

For the three months ended March 31, 2014, our revenues were $28.9 million, an increase of 22% from the comparable period in 2013, and represented our 53rd consecutive quarter of increased revenues. Total operating expenses increased 16% and net income increased 87% for the same period in 2014 from 2013.

Key Financial Terms and Metrics

We have several key financial terms and metrics, including annualized average recurring revenues per recurring revenue customer, which we also refer to as wallet share. During the three months ended March 31, 2014, there were no changes in the definitions of our key financial terms and metrics, which are discussed in more detail under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission on February 20, 2014.

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

Critical Accounting Policies and Estimates

This discussion of our financial condition and results of operations is based upon our condensed consolidated financial statements, which are prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe to be reasonable. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

A critical accounting policy is one that is both material to the presentation of our financial statements and requires us to make difficult, subjective or complex judgments for uncertain matters that could have a material effect on our financial condition and results of operations. Accordingly, we believe that our policies for revenue recognition, the allowance for doubtful accounts, income taxes and stock-based compensation are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

During the three months ended March 31, 2014, there were no changes in our significant accounting policies or estimates. See Note A to our consolidated financial statements included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on February 20, 2014, for additional information regarding our accounting policies.

Results of Operations

The following table presents our results of operations for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2014		2013		Change
		% of revenue		% of revenue	$	%
Revenues	$28,939	100.0%	$23,752	100.0%	$5,187	21.8%
Cost of revenues	9,255	32.0	7,066	29.7	2,189	31.0

Gross profit	19,684	68.0	16,686	70.3	2,998	18.0

Operating expenses
Sales and marketing	10,884	37.6	9,225	38.8	1,659	18.0
Research and development	2,974	10.3	2,503	10.5	471	18.8
General and administrative	4,511	15.6	4,047	17.0	464	11.5
Amortization of intangible assets	717	2.5	717	3.0	—	—

Total operating expenses	19,086	66.0	16,492	69.4	2,594	15.7

Income from operations	598	2.1	194	0.8	404	208.2
Other income (expense)
Interest income	49	0.2	23	0.1	26	113.0
Other expense	(56)	(0.2)	(84)	(0.4)	28	(33.3)

Total other expense, net	(7)	—	(61)	(0.3)	54	(88.5)

Income before income taxes	591	2.0	133	0.6	458	344.4
Income tax (expense) benefit	(218)	(0.8)	66	0.3	(284)	*

Net income	$373	1.3	$199	0.8	174	87.4

Due to rounding, totals may not equal the sum of the line items in the table above.

*	Percentage is not meaningful.

Three Months Ended March 31, 2014 compared to Three Months Ended March 31, 2013

Revenues. Revenues for the three months ended March 31, 2014 increased $5.2 million, or 22%, to $28.9 million from $23.8 million for the same period in 2013. The increase in revenues resulted from two primary factors: the increase in recurring revenue customers and the increase in annualized average recurring revenues per recurring revenue customer, which we also refer to as wallet share.

•	The number of recurring revenue customers increased 9% to 20,016 at March 31, 2014 from 18,398 at March 31, 2013.

•	Annualized average recurring revenues per recurring revenue customer, or wallet share, increased 13% to $5,220 for the three months ended March 31, 2014 from $4,634 for the same period in 2013. This increase in wallet share was primarily attributable to increased fees resulting from increased usage of our solutions by our recurring revenue customers and growth in larger customers.

Recurring revenues from recurring revenue customers accounted for 90% of our total revenues for the three months ended March 31, 2014, compared to 89% for the same period in 2013. We anticipate that the number of recurring revenue customers and wallet share will continue to increase as we increase the number of solutions we offer and increase the penetration of those solutions across our customer base.

Cost of Revenues. Cost of revenues for the three months ended March 31, 2014 increased $2.2 million, or 31%, to $9.3 million from $7.1 million for the same period in 2013. The increase in cost of revenues for the three month period in 2014 was primarily due to increased headcount in 2014 which resulted in higher personnel costs. Also contributing to the increase were higher costs of resale and increased expenses for software subscriptions in 2014 as compared to 2013. As a percentage of revenues, cost of revenues was 32% for the three months ended March 31, 2014, compared to 30% for the same period in 2013. Going forward, we anticipate that cost of revenues will increase in absolute dollars as we continue to expand our business.

Sales and Marketing Expenses. Sales and marketing expenses for the three months ended March 31, 2014 increased $1.7 million, or 18%, to $10.9 million from $9.2 million for the same period in 2013. The increase in sales and marketing expenses for the three month period in 2014 was primarily due to increased headcount in 2014, which resulted in higher personnel costs, as well as increased commissions earned by sales personnel from new business. We also had increased expenses for stock-based compensation in 2014 as compared to 2013. As a percentage of revenues, sales and marketing expenses were 38% for the three months ended March 31, 2014 compared to 39% for the same period in 2013. As we expand our business, we will continue to add resources to our sales and marketing efforts over time, and we expect that these expenses will continue to increase in absolute dollars.

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2014 increased $471,000, or 19%, to $3.0 million from $2.5 million for the same period in 2013. The increase in research and development expenses for the three month period in 2014 was primarily due to increased headcount in 2014, which resulted in higher personnel costs. We also had increased expenses for stock-based compensation, depreciation and software subscriptions in 2014 as compared to 2013. As a percentage of revenues, research and development expenses were approximately 10% for each of the three months ended March 31, 2014 and 2013, respectively. As we enhance and expand our solutions and applications, we expect that research and development expenses will continue to increase in absolute dollars.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2014 increased $464,000, or 12%, to $4.5 million from $4.0 million for the same period in 2013. The increase in general and administrative expenses for the three month period in 2014 was primarily due to increased stock-based compensation and software maintenance and subscriptions expenses in 2014 as compared to 2013. As a percentage of revenues, general and administrative expenses were 16% for the three months ended March 31, 2014 compared to 17% for the same period in 2013. Going forward, we expect that general and administrative expenses will continue to increase in absolute dollars as we expand our business.

Income Tax (Expense) Benefit. We recorded income tax expense of $218,000 for the three months ended March 31, 2014. We recorded an income tax benefit of $66,000 for the three months ended March 31, 2013. Our provisions for income taxes included current foreign and state income tax expense, as well as deferred tax expense. We expect that our annual effective income tax rate will be approximately 40%.

The increase in income tax expense for the three months ended March 31, 2014, compared to the same period in 2013, was primarily due increased pretax income in 2014 as well as a discrete tax benefit in 2013 for the retroactive benefit of the 2012 federal R&D credit. The American Taxpayer Relief Act of 2012 was enacted on January 2, 2013 and extended the federal R&D credit from January 1, 2012 through December 31, 2013.

Adjusted EBITDA. Adjusted EBITDA, which is a non-GAAP measure of financial performance, consists of net income plus depreciation and amortization, interest expense, interest income, income tax expense, non-cash, stock-based compensation expense and other adjustments as necessary for a fair presentation. The following table provides a reconciliation of net income to Adjusted EBITDA (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Net income	$373	$199
Depreciation and amortization of property and equipment	1,304	1,171
Amortization of intangible assets	717	717
Interest income	(49)	(23)
Income tax expense (benefit)	218	(66)

EBITDA	2,563	1,998
Stock-based compensation expense	1,339	924

Adjusted EBITDA	$3,902	$2,922

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

	Three Months Ended
	March 31,
	2014	2013
Net income	$373	$199
Stock-based compensation expense	1,339	924
Amortization of intangible assets	717	717

Non-GAAP income	$2,429	$1,840

Shares used to compute non-GAAP income per share
Basic	16,155	14,884
Diluted	16,830	15,564
Non-GAAP income per share
Basic	$0.15	$0.12
Diluted	$0.14	$0.12

Liquidity and Capital Resources

At March 31, 2014, our principal sources of liquidity were cash and cash equivalents of $134.6 million and accounts receivable, net of allowance for doubtful accounts, of $12.2 million. Our working capital at March 31, 2014 was $140.9 million compared to $137.2 million at December 31, 2013. The increase in working capital from December 31, 2013 to March 31, 2014 resulted from the following:

•	$3.3 million increase in cash and cash equivalents, due primarily to the $3.6 million of cash provided by operations and the $587,000 of cash received from the exercise of stock options, reduced by the $861,000 of cash used for capital expenditures;

•	$555,000 increase in net accounts receivable, as new accounts slightly exceeded collections of outstanding balances for the three months ended March 31, 2014;

•	$491,000 increase in deferred costs, current, for expenses related to increased implementation resources and commission payments for new business;

•	$445,000 increase in accounts payable, primarily due to timing of payments;

•	$287,000 decrease in accrued compensation and benefits, due primarily to payroll timing;

•	$268,000 increase in accrued expenses and other current liabilities due primarily to accrued professional service fees; and

•	$158,000 increase in deferred revenue, current, due to new business for the three months ended March 31, 2014.

Net Cash Flows from Operating Activities

Net cash provided by operating activities was $3.6 million for the three months ended March 31, 2014 compared to $6.5 million for the same period in 2013. The slight increase in net income, the changes in non-cash expenses, including increased depreciation and stock-based compensation, and the changes in our working capital accounts, including those discussed above, resulted in the overall decrease in net cash provided by operations.

Net Cash Flows from Investing Activities

Net cash used in investing activities was $861,000 and $1.1 million for the three months ended March 31, 2014 and 2013, respectively, all for capital expenditures. Our capital expenditures are for supporting our business growth and existing customer base, as well as for our internal use such as equipment for our employees.

Net Cash Flows from Financing Activities

Net cash provided by financing activities was $612,000 and $1.0 million for the three months ended March 31, 2014 and 2013, respectively, all related to the exercise of stock options.

Credit Facility

We have a revolving credit agreement with JPMorgan Chase Bank, N.A. that will mature on September 30, 2016. The revolving credit agreement provides for a $20 million revolving credit facility that we may draw upon from time to time, subject to certain terms and conditions. There were no borrowings outstanding at March 31, 2014 and we were in compliance with all covenants under the revolving credit agreement as of that date.

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

Inflation and changing prices did not have a material effect on our business during the three months ended March 31, 2014. We do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

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

Interest Rate Sensitivity Risk

For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities. We did not have any outstanding debt as of March 31, 2014. We therefore do not have any material risk to interest rate fluctuations unless we borrow under our credit facility in the future.

Foreign Currency Exchange Risk

Our results of operations and cash flows are not materially affected by fluctuations in foreign currency exchange rates.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes in our risk factors from those disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission on February 20, 2014.

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

Dated: May 1, 2014	SPS COMMERCE, INC.

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