Form 10-Q
period 2014-06-30
SPS COMMERCE INC
filed 2014-07-31
CIK 1092699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2014

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding at July 24, 2014 was 16,234,758 shares.

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

PART I. – FINANCIAL INFORMATION

Item 1.	Financial Statements

SPS COMMERCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except share amounts)

	June 30,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$136,508	$131,294
Accounts receivable, less allowance for doubtful accounts of $242 and $237, respectively	13,348	11,611
Deferred costs, current	10,415	9,048
Deferred income taxes, current	1,272	1,272
Prepaid expenses and other current assets	3,346	2,850

Total current assets	164,889	156,075
PROPERTY AND EQUIPMENT, net	9,036	9,922
GOODWILL	25,487	25,487
INTANGIBLE ASSETS, net	15,683	17,082
OTHER ASSETS
Deferred costs, net of current portion	4,578	3,684
Deferred income taxes, net of current portion	10,294	10,870
Other non-current assets	205	210

	$230,172	$223,330

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,999	$1,798
Accrued compensation and benefits	7,639	7,981
Accrued expenses and other current liabilities	1,805	2,801
Deferred revenue, current	6,912	6,335

Total current liabilities	19,355	18,915
OTHER LIABILITIES
Deferred revenue, less current portion	10,017	8,785
Deferred rent	2,663	2,857

Total liabilities	32,035	30,557

COMMITMENTS and CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 55,000,000 shares authorized; 16,230,057 and 16,092,121 shares issued and outstanding, respectively	16	16
Additional paid-in capital	243,901	239,549
Accumulated deficit	(45,780)	(46,792)

Total stockholders’ equity	198,137	192,773

	$230,172	$223,330

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPS COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues	$31,100	$25,658	$60,039	$49,410
Cost of revenues	9,627	7,943	18,882	15,009

Gross profit	21,473	17,715	41,157	34,401

Operating expenses
Sales and marketing	11,570	9,647	22,454	18,872
Research and development	3,365	2,657	6,339	5,160
General and administrative	4,842	4,211	9,353	8,258
Amortization of intangible assets	682	717	1,399	1,434

Total operating expenses	20,459	17,232	39,545	33,724

Income from operations	1,014	483	1,612	677
Other income (expense)
Interest income	50	22	99	45
Other income (expense), net	35	(48)	(21)	(132)

Total other income (expense), net	85	(26)	78	(87)

Income before income taxes	1,099	457	1,690	590
Income tax expense	(460)	(169)	(678)	(103)

Net income	$639	$288	$1,012	$487

Net income per share
Basic	$0.04	$0.02	$0.06	$0.03
Diluted	$0.04	$0.02	$0.06	$0.03
Weighted average common shares used to compute net income per share
Basic	16,210	15,076	16,183	14,983
Diluted	16,768	15,785	16,799	15,677

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPS COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities
Net income	$1,012	$487
Reconciliation of net income to net cash provided by operating activities
Deferred income taxes	576	31
Depreciation and amortization of property and equipment	2,823	2,353
Amortization of intangible assets	1,399	1,434
Provision for doubtful accounts	323	185
Stock-based compensation	2,698	2,035
Changes in assets and liabilities
Accounts receivable	(2,060)	(951)
Deferred costs	(2,260)	(1,265)
Prepaid expenses and other current assets	(491)	2,512
Accounts payable	1,202	(207)
Accrued compensation and benefits	(342)	473
Accrued expenses and other current liabilities	421	497
Deferred rent	(170)	—
Deferred revenue	1,809	1,049

Net cash provided by operating activities	6,940	8,633

Cash flows from investing activities
Purchases of property and equipment	(3,380)	(1,737)

Net cash used in investing activities	(3,380)	(1,737)

Cash flows from financing activities
Net proceeds from exercise of options to purchase common stock	922	1,597
Excess tax benefit from exercise of options to purchase common stock	60	40
Net proceeds from employee stock purchase plan	672	551

Net cash provided by financing activities	1,654	2,188

Net increase in cash and cash equivalents	5,214	9,084
Cash and cash equivalents at beginning of period	131,294	66,050

Cash and cash equivalents at end of period	$136,508	$75,134

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

Significant Accounting Policies

During the six months ended June 30, 2014, there were no material changes in our significant accounting policies. See Note A to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on February 20, 2014, for additional information regarding our significant accounting policies.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued new accounting requirements for the recognition of revenue from contracts with customers. These new requirements are effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. We are currently evaluating the impact of this guidance on our results of operations and financial position.

NOTE B – Goodwill and Intangible Assets, net

There was no change in our goodwill for the six months ended June 30, 2014.

Intangible assets included the following (in thousands):

	June 30, 2014			December 31, 2013
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Subscriber relationships	$23,160	$(7,638)	$15,522	$23,160	$(6,376)	$16,784
Non-competition agreements	1,710	(1,549)	161	1,710	(1,412)	298

	$24,870	$(9,187)	$15,683	$24,870	$(7,788)	$17,082

Amortization expense for intangible assets was $682,000 and $1.4 million for the three and six months ended June 30, 2014, and $717,000 and $1.4 million for the three and six months ended June 30, 2013, respectively.

At June 30, 2014, future amortization expense for intangible assets was as follows (in thousands):

Remainder of 2014	$1,288
2015	2,578
2016	2,578
2017	2,557
2018	2,062
Thereafter	4,620

$15,683

NOTE C – Line of Credit

We have a revolving credit agreement with JPMorgan Chase Bank, N.A. which provides for a $20 million revolving credit facility that we may draw upon from time to time, subject to certain terms and conditions, and will mature on September 30, 2016.

There were no borrowings outstanding at June 30, 2014 and we were in compliance with all covenants under the revolving credit agreement as of that date.

NOTE D – Stock-Based Compensation

Our equity compensation plans provide for the grant of incentive and nonqualified stock options, as well as other stock-based awards including restricted stock and restricted stock units, to employees, non-employee directors and other consultants who provide services to us. Restricted stock awards result in the issuance of new shares when granted. For other stock-based awards, new shares are issued when the award is exercised, vested or released according to the terms of the agreement. In January 2014, 965,527 additional shares were reserved for future issuance under our 2010 Equity Incentive Plan. At June 30, 2014, there were approximately 2.6 million shares available for grant under approved equity compensation plans.

We recorded non-cash stock-based compensation expense of $1.4 million and $2.7 million for the three and six months ended June 30, 2014, and $1.1 million and $2.0 million for the three and six months ended June 30, 2013, respectively. This expense was allocated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Cost of revenues	$152	$122	$305	$225
Operating expenses
Sales and marketing	472	386	954	728
Research and development	95	63	188	124
General and administrative	640	540	1,251	958

Total stock-based compensation expense	$1,359	$1,111	$2,698	$2,035

As of June 30, 2014, there was approximately $10.9 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a straight line basis over a weighted average period of 2.8 years.

Stock Options

Stock options generally vest over four years and have a contractual term of seven to ten years from the date of grant. Our stock option activity was as follows:

		Weighted Average
	Options	Exercise Price
	(#)	($/share)
Outstanding at December 31, 2013	1,097,223	$19.62
Granted	143,753	63.48
Exercised	(93,744)	9.77
Forfeited	(9,883)	40.50

Outstanding at June 30, 2014	1,137,349	25.79

Of the total outstanding options at June 30, 2014, 717,306 were exercisable with a weighted average exercise price of $16.66 per share. The total outstanding options had a weighted average remaining contractual life of 5.7 years.

The weighted average fair value per share of options granted during the first six months of 2014 was $24.69 and this was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Weighted-average volatility	43.7%
Expected dividend yield	0%
Expected life (in years)	4.4
Risk-free interest rate	1.06-1.55%

Restricted Stock Units and Awards

Restricted stock units vest over four years and, upon vesting, the holder is entitled to receive shares of our common stock. With restricted stock awards, shares of our common stock are issued when the award is granted and the restrictions lapse over one year.

Our restricted stock units activity was as follows:

	Restricted Stock	Weighted Average
	Units	Grant Date Fair
	(#)	Value ($/share)
Outstanding at December 31, 2013	102,644	$33.77
Granted	38,420	65.88
Vested and common stock issued	(26,557)	32.27
Forfeited	(1,145)	35.42

Outstanding at June 30, 2014	113,362	44.99

The number of restricted stock units outstanding at June 30, 2014 included 12,063 units that have vested but for which shares of common stock have not yet been issued pursuant to the terms of the agreement.

Our restricted stock awards activity was as follows:

	Restricted Stock	Weighted Average
	Awards	Grant Date Fair
	(#)	Value ($/share)
Outstanding at December 31, 2013	1,422	$48.66
Restricted common stock issued	5,352	51.74
Restrictions lapsed	(2,523)	50.29
Forfeited	(237)	48.66

Outstanding at June 30, 2014	4,014	51.74

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

For the offering period that began on January 1, 2014 and ended June 30, 2014, we withheld approximately $680,000 from employees participating in the plan. On June 30, 2014, approximately $672,000 of these funds was used to purchase 12,520 shares on behalf of the employees participating in the plan. The remaining funds are expected to be refunded to employees pursuant to the requirements of the plan.

For the three and six months ended June 30, 2014, we recorded approximately $95,000 and $201,000, respectively, of stock-based compensation expense associated with the employee stock purchase plan. The fair value was estimated based on the market price of our common stock at the beginning of each offering period and using the Black-Scholes option pricing model with the following assumptions:

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

We recorded income tax expense of $460,000 and $678,000 for the three and six months ended June 30, 2014. We recorded income tax expense of $169,000 and $103,000 for the three and six months ended June 30, 2013. Our provisions for income taxes included current foreign and state income tax expense, as well as deferred tax expense.

We are subject to U.S federal income tax as well as income tax in various state and international jurisdictions. We are generally subject to tax examinations for all prior years due to our net operating loss carryforwards. As of June 30, 2014, we were not under any income tax audits by tax authorities.

As of June 30, 2014 we do not have any unrecognized tax benefits. It is our practice to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We do not expect any material changes in our unrecognized tax positions over the next 12 months.

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

The following table presents the components of the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Numerator
Net income	$639	$288	$1,012	$487

Denominator
Weighted average common shares outstanding, basic	16,210	15,076	16,183	14,983
Options to purchase common stock	528	665	572	646
Restricted stock units	30	39	43	45
Employee stock purchase plan	—	5	1	3

Weighted average common shares outstanding, diluted	16,768	15,785	16,799	15,677

Net income per share
Basic	$0.04	$0.02	$0.06	$0.03

Diluted	$0.04	$0.02	$0.06	$0.03

The effect of approximately 126,000 and 16,000 outstanding potential common shares was excluded from the calculation of diluted net income per share for each of the three and six months ended June 30, 2014 and 2013, respectively, because they were anti-dilutive.

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

For the three months ended June 30, 2014, our revenues were $31.1 million, an increase of 21% from the comparable period in 2013, and represented our 54th consecutive quarter of increased revenues. Total operating expenses increased 19% and net income increased 122% for the same period in 2014 from 2013. Similar results were experienced for the six months ended June 30, 2014 with increased revenues of 22%, increased operating expenses of 17% and increased net income of 108% compared to the same period in 2013.

Key Financial Terms and Metrics

We have several key financial terms and metrics, including annualized average recurring revenues per recurring revenue customer, which we also refer to as wallet share. During the six months ended June 30, 2014, there were no changes in the definitions of our key financial terms and metrics, which are discussed in more detail under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission on February 20, 2014.

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

During the six months ended June 30, 2014, there were no changes in our significant accounting policies or estimates. See Note A to our consolidated financial statements included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on February 20, 2014, for additional information regarding our accounting policies.

Results of Operations

The following table presents our results of operations for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2014		2013		Change
		% of revenue		% of revenue	$	%
Revenues	$31,100	100.0%	$25,658	100.0%	$5,442	21.2%
Cost of revenues	9,627	31.0	7,943	31.0	1,684	21.2

Gross profit	21,473	69.0	17,715	69.0	3,758	21.2

Operating expenses
Sales and marketing	11,570	37.2	9,647	37.6	1,923	19.9
Research and development	3,365	10.8	2,657	10.4	708	26.6
General and administrative	4,842	15.6	4,211	16.4	631	15.0
Amortization of intangible assets	682	2.2	717	2.8	(35)	(4.9)

Total operating expenses	20,459	65.8	17,232	67.2	3,227	18.7

Income from operations	1,014	3.3	483	1.9	531	109.9
Other income (expense)
Interest income	50	0.2	22	0.1	28	127.3
Other income (expense), net	35	0.1	(48)	(0.2)	83	*

Total other income (expense), net	85	0.3	(26)	(0.1)	111	*

Income before income taxes	1,099	3.5	457	1.8	642	140.5
Income tax expense	(460)	(1.5)	(169)	(0.7)	291	172.2

Net income	$639	2.1	$288	1.1	351	121.9

	Six Months Ended June 30,
	2014		2013		Change
		% of revenue		% of revenue	$	%
Revenues	$60,039	100.0%	$49,410	100.0%	$10,629	21.5%
Cost of revenues	18,882	31.4	15,009	30.4	3,873	25.8

Gross profit	41,157	68.6	34,401	69.6	6,756	19.6

Operating expenses
Sales and marketing	22,454	37.4	18,872	38.2	3,582	19.0
Research and development	6,339	10.6	5,160	10.4	1,179	22.8
General and administrative	9,353	15.6	8,258	16.7	1,095	13.3
Amortization of intangible assets	1,399	2.3	1,434	2.9	(35)	(2.4)

Total operating expenses	39,545	65.9	33,724	68.3	5,821	17.3

Income from operations	1,612	2.7	677	1.4	935	138.1
Other income (expense)
Interest income	99	0.2	45	0.1	54	120.0
Other expense	(21)	—	(132)	(0.3)	111	(84.1)

Total other income (expense), net	78	0.1	(87)	(0.2)	165	*

Income before income taxes	1,690	2.8	590	1.2	1,100	186.4
Income tax expense	(678)	(1.1)	(103)	(0.2)	575	558.3

Net income	$1,012	1.7	$487	1.0	525	107.8

Due to rounding, totals may not equal the sum of the line items in the table above.

*	Percentage is not meaningful.

Three and Six Months Ended June 30, 2014 compared to Three and Six Months Ended June 30, 2013

Revenues. Revenues for the three months ended June 30, 2014 increased $5.4 million, or 21%, to $31.1 million from $25.7 million for the same period in 2013. Revenues for the six months ended June 30, 2014 increased $10.6 million, or 22%, to $60.0 million from $49.4 million for the same period in 2013.

The increase in revenues for both the three and six month periods resulted from two primary factors: the increase in recurring revenue customers and the increase in annualized average recurring revenues per recurring revenue customer, which we also refer to as wallet share.

•	The number of recurring revenue customers increased 10% to 20,745 at June 30, 2014 from 18,871 at June 30, 2013.

•	Annualized average recurring revenues per recurring revenue customer, or wallet share, increased 12% to $5,467 for the three months ended June 30, 2014 from $4,869 for the same period in 2013. This increase in wallet share was primarily attributable to increased fees resulting from increased usage of our solutions by our recurring revenue customers and growth in larger customers.

Recurring revenues from recurring revenue customers accounted for 90% of our total revenues for each of the three and six months ended June 30, 2014, compared to 88% and 89%, respectively, for the same periods in 2013. We anticipate that the number of recurring revenue customers and wallet share will continue to increase as we increase the number of solutions we offer and increase the penetration of those solutions across our customer base.

Cost of Revenues. Cost of revenues for the three months ended June 30, 2014 increased $1.7 million, or 21%, to $9.6 million from $7.9 million for the same period in 2013. Cost of revenues for the six months ended June 30, 2014 increased $3.9 million, or 26%, to $18.9 million from $15.0 million for the same period in 2013. The increase in cost of revenues for the three and six month periods in 2014 was primarily due to increased headcount in 2014 which resulted in higher personnel costs. Also contributing to the increase for both periods were increased expenses for software subscriptions in 2014 as compared to 2013. As a percentage of revenues, cost of revenues was 31% for each of the three months ended June 30, 2014 and 2013, compared to 31% and 30%, respectively, for the same periods in 2013. Going forward, we anticipate that cost of revenues will increase in absolute dollars as we continue to expand our business.

Sales and Marketing Expenses. Sales and marketing expenses for the three months ended June 30, 2014 increased $1.9 million, or 20%, to $11.6 million from $9.6 million for the same period in 2013. Sales and marketing expenses for the six months ended June 30, 2014 increased $3.6 million, or 19%, to $22.5 million from $18.9 million for the same period in 2013. The increase in sales and marketing expenses for the three and six month periods in 2014 was primarily due to increased headcount in 2014, which resulted in higher personnel costs, as well as increased commissions earned by sales personnel from new business. We also had increased promotional, occupancy, depreciation and stock-based compensation expenses in 2014 as compared to 2013. As a percentage of revenues, sales and marketing expenses were 37% for each of the three and six months ended June 30, 2014 compared to 38% for each of the comparable periods in 2013. As we expand our business, we will continue to add resources to our sales and marketing efforts over time, and we expect that these expenses will continue to increase in absolute dollars.

Research and Development Expenses. Research and development expenses for the three months ended June 30, 2014 increased $708,000, or 27%, to $3.4 million from $2.7 million for the same period in 2013. Research and development expenses for the six months ended June 30, 2014 increased $1.2 million, or 23%, to $6.3 million from $5.2 million for the same period in 2013. The increased research and development expenses for the three and six month periods in 2014 were primarily due to increased headcount in 2014, which resulted in higher personnel costs. We also had increased expenses for depreciation in 2014 as compared to 2013. As a percentage of revenues, research and development expenses were 11% for each of the three and six months ended June 30, 2014, compared to 10% for each of the same periods in 2013. As we enhance and expand our solutions and applications, we expect that research and development expenses will continue to increase in absolute dollars.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2014 increased $631,000, or 15%, to $4.8 million from $4.2 million for the same period in 2013. General and administrative expenses for the six months ended June 30, 2014 increased $1.1 million, or 13%, to $9.4 million from $8.3 million for the same period in 2013. The increase in general and administrative expenses for the three and six month periods in 2014 was primarily due to increased stock-based compensation, legal costs and maintenance expenses for computer software and hardware in 2014 as compared to 2013. As a percentage of revenues, general and administrative expenses were 16% for each of the three months ended June 30, 2014 and 2013, compared to 16% and 17%, respectively, for the same periods in 2013. Going forward, we expect that general and administrative expenses will continue to increase in absolute dollars as we expand our business.

Income Tax Expense. We recorded income tax expense of $460,000 and $678,000 for the three and six months ended June 30, 2014. We recorded income tax expense of $169,000 and $103,000 for the three and six months ended June 30, 2013. Our provisions for income taxes included current foreign and state income tax expense, as well as deferred tax expense. We expect that our annual effective income tax rate will be approximately 40%.

The increase in income tax expense for the three and six months ended June 30, 2014, compared to the same periods in 2013, was primarily due to the increase in pretax book income in 2014. In addition, there was a discrete tax benefit of $117,000 in 2013 for the retroactive benefit of the 2012 federal R&D credit. The American Taxpayer Relief Act of 2012 was enacted on January 2, 2013 and extended the federal R&D credit from January 1, 2012 through December 31, 2013.

Adjusted EBITDA. Adjusted EBITDA, which is a non-GAAP measure of financial performance, consists of net income plus depreciation and amortization, interest expense, interest income, income tax expense, non-cash, stock-based compensation expense and other adjustments as necessary for a fair presentation. For second quarter 2014, other adjustments included the impact of a use tax refund related to items previously expensed. The following table provides a reconciliation of net income to Adjusted EBITDA (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$639	$288	$1,012	$487
Depreciation and amortization of property and equipment	1,519	1,182	2,823	2,353
Amortization of intangible assets	682	717	1,399	1,434
Interest income	(50)	(22)	(99)	(45)
Income tax expense	460	169	678	103
Other	(69)	—	(69)	—

EBITDA	3,181	2,334	5,744	4,332
Stock-based compensation expense	1,359	1,111	2,698	2,035

Adjusted EBITDA	$4,540	$3,445	$8,442	$6,367

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$639	$288	$1,012	$487
Stock-based compensation expense	1,359	1,111	2,698	2,035
Amortization of intangible assets	682	717	1,399	1,434

Non-GAAP income	$2,680	$2,116	$5,109	$3,956

Shares used to compute non-GAAP income per share
Basic	16,210	15,076	16,183	14,983
Diluted	16,768	15,785	16,799	15,677
Non-GAAP income per share
Basic	$0.17	$0.14	$0.32	$0.26
Diluted	$0.16	$0.13	$0.30	$0.25

Liquidity and Capital Resources

At June 30, 2014, our principal sources of liquidity were cash and cash equivalents of $136.5 million and accounts receivable, net of allowance for doubtful accounts, of $13.3 million. Our working capital at June 30, 2014 was $145.5 million compared to $137.2 million at December 31, 2013. The increase in working capital from December 31, 2013 to June 30, 2014 resulted from the following:

•	$5.2 million increase in cash and cash equivalents, due primarily to the $6.9 million of cash provided by operations and the $1.6 million of cash received from the exercise of stock options and proceeds from our employee stock purchase plan, reduced by the $3.4 million of cash used for capital expenditures;

•	$1.7 million increase in net accounts receivable, as new accounts exceeded collections of outstanding balances for the six months ended June 30, 2014;

•	$1.4 million increase in deferred costs, current, for expenses related to increased implementation resources and commission payments for new business;

•	$496,000 increase in prepaid expenses and other current assets due primarily to prepaid service contracts;

•	$1.2 million increase in accounts payable, primarily due to timing of payments;

•	$342,000 decrease in accrued compensation and benefits, due primarily to payroll timing;

•	$996,000 decrease in accrued expenses and other current liabilities due primarily to payments completed under a software licensing agreement; and

•	$577,000 increase in deferred revenue, current, due to new business for the six months ended June 30, 2014.

Net Cash Flows from Operating Activities

Net cash provided by operating activities was $6.9 million for the six months ended June 30, 2014 compared to $8.6 million for the same period in 2013. The increase in net income, the changes in non-cash expenses, including increased depreciation and stock-based compensation, and the changes in our working capital accounts, including those discussed above, resulted in the overall decrease in net cash provided by operations.

Net Cash Flows from Investing Activities

Net cash used in investing activities was $3.4 million and $1.7 million for the six months ended June 30, 2014 and 2013, respectively, all for capital expenditures. Our capital expenditures are for supporting our business growth and existing customer base, as well as for our internal use such as equipment for our employees.

Net Cash Flows from Financing Activities

Net cash provided by financing activities was $1.7 million and $2.2 million for the six months ended June 30, 2014 and 2013, respectively, all related to the exercise of stock options and our employee stock purchase plan.

Credit Facility

We have a revolving credit agreement with JPMorgan Chase Bank, N.A. that will mature on September 30, 2016. The revolving credit agreement provides for a $20 million revolving credit facility that we may draw upon from time to time, subject to certain terms and conditions. There were no borrowings outstanding at June 30, 2014 and we were in compliance with all covenants under the revolving credit agreement as of that date.

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

Inflation and changing prices did not have a material effect on our business during the six months ended June 30, 2014. We do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

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

Interest Rate Sensitivity Risk

For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities. We did not have any outstanding debt as of June 30, 2014. We therefore do not have any material risk to interest rate fluctuations unless we borrow under our credit facility in the future.

Foreign Currency Exchange Risk

Our results of operations and cash flows are not materially affected by fluctuations in foreign currency exchange rates.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: July 31, 2014	SPS COMMERCE, INC.

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