Form 10-Q
period 2014-09-30
SPS COMMERCE INC
filed 2014-10-30
CIK 1092699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2014

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding at October 23, 2014 was 16,278,164 shares.

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

PART I. – FINANCIAL INFORMATION

Item 1.	Financial Statements

SPS COMMERCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except share amounts)

	September 30,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$140,822	$131,294
Accounts receivable, less allowance for doubtful accounts of $257 and $237, respectively	13,594	11,611
Deferred costs, current	11,132	9,048
Deferred income taxes, current	1,272	1,272
Prepaid expenses and other current assets	3,824	2,850

Total current assets	170,644	156,075
PROPERTY AND EQUIPMENT, net	8,619	9,922
GOODWILL	25,487	25,487
INTANGIBLE ASSETS, net	15,038	17,082
OTHER ASSETS
Deferred costs, net of current portion	4,876	3,684
Deferred income taxes, net of current portion	9,805	10,870
Other non-current assets	168	210

	$234,637	$223,330

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,098	$1,798
Accrued compensation and benefits	10,044	7,981
Accrued expenses and other current liabilities	1,801	2,801
Deferred revenue, current	6,961	6,335

Total current liabilities	20,904	18,915
OTHER LIABILITIES
Deferred revenue, less current portion	10,237	8,785
Deferred rent	2,577	2,857

Total liabilities	33,718	30,557

COMMITMENTS and CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 55,000,000 shares authorized; 16,276,447 and 16,092,121 shares issued and outstanding, respectively	16	16
Additional paid-in capital	245,845	239,549
Accumulated deficit	(44,942)	(46,792)

Total stockholders’ equity	200,919	192,773

	$234,637	$223,330

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPS COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$32,506	$27,008	$92,545	$76,418
Cost of revenues	9,970	8,249	28,852	23,258

Gross profit	22,536	18,759	63,693	53,160

Operating expenses
Sales and marketing	12,046	10,291	34,500	29,163
Research and development	3,338	2,806	9,677	7,966
General and administrative	5,153	4,284	14,506	12,542
Amortization of intangible assets	645	1,007	2,044	2,441

Total operating expenses	21,182	18,388	60,727	52,112

Income from operations	1,354	371	2,966	1,048
Other income (expense)
Interest income	52	31	151	76
Other income (expense)	(36)	37	(57)	(95)

Total other income (expense), net	16	68	94	(19)

Income before income taxes	1,370	439	3,060	1,029
Income tax expense	(532)	(169)	(1,210)	(272)

Net income	$838	$270	$1,850	$757

Net income per share
Basic	$0.05	$0.02	$0.11	$0.05
Diluted	$0.05	$0.02	$0.11	$0.05
Weighted average common shares used to compute net income per share
Basic	16,254	15,223	16,207	15,064
Diluted	16,780	15,986	16,793	15,781

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPS COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net income	$1,850	$757
Reconciliation of net income to net cash provided by operating activities
Deferred income taxes	1,065	155
Depreciation and amortization of property and equipment	4,253	3,586
Amortization of intangible assets	2,044	2,441
Provision for doubtful accounts	507	315
Stock-based compensation	3,991	3,120
Changes in assets and liabilities
Accounts receivable	(2,490)	(523)
Deferred costs	(3,276)	(1,770)
Prepaid expenses and other current assets	(929)	2,643
Accounts payable	300	(172)
Accrued compensation and benefits	2,063	2,366
Accrued expenses and other current liabilities	407	145
Deferred rent	(245)	1,638
Deferred revenue	2,077	1,406

Net cash provided by operating activities	11,617	16,107

Cash flows from investing activities
Purchases of property and equipment	(4,394)	(5,030)

Net cash used in investing activities	(4,394)	(5,030)

Cash flows from financing activities
Net proceeds from exercise of options to purchase common stock	1,573	3,095
Excess tax benefit from exercise of options to purchase common stock	60	40
Net proceeds from employee stock purchase plan	672	551

Net cash provided by financing activities	2,305	3,686

Net increase in cash and cash equivalents	9,528	14,763
Cash and cash equivalents at beginning of period	131,294	66,050

Cash and cash equivalents at end of period	$140,822	$80,813

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

Significant Accounting Policies

During the nine months ended September 30, 2014, there were no material changes in our significant accounting policies. See Note A to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on February 20, 2014, for additional information regarding our significant accounting policies.

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

NOTE B – Goodwill and Intangible Assets, net

There was no change in our goodwill for the nine months ended September 30, 2014.

Intangible assets included the following (in thousands):

	September 30, 2014			December 31, 2013
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Subscriber relationships	$23,160	$(8,270)	$14,890	$23,160	$(6,376)	$16,784
Non-competition agreements	1,710	(1,562)	148	1,710	(1,412)	298

	$24,870	$(9,832)	$15,038	$24,870	$(7,788)	$17,082

Amortization expense for intangible assets was $645,000 and $2.0 million for the three and nine months ended September 30, 2014, and $1.0 million and $2.4 million for the three and nine months ended September 30, 2013, respectively.

At September 30, 2014, future amortization expense for intangible assets was as follows (in thousands):

Remainder of 2014	$643
2015	2,578
2016	2,578
2017	2,557
2018	2,062
Thereafter	4,620

$15,038

NOTE C – Line of Credit

We have a revolving credit agreement with JPMorgan Chase Bank, N.A. which provides for a $20 million revolving credit facility that we may draw upon from time to time, subject to certain terms and conditions, and will mature on September 30, 2016.

There were no borrowings outstanding at September 30, 2014 and we were in compliance with all covenants under the revolving credit agreement as of that date.

NOTE D – Stock-Based Compensation

Our equity compensation plans provide for the grant of incentive and nonqualified stock options, as well as other stock-based awards including restricted stock and restricted stock units, to employees, non-employee directors and other consultants who provide services to us. Restricted stock awards result in the issuance of new shares when granted. For other stock-based awards, new shares are issued when the award is exercised, vested or released according to the terms of the agreement. In January 2014, 965,527 additional shares were reserved for future issuance under our 2010 Equity Incentive Plan. At September 30, 2014, there were approximately 2.6 million shares available for grant under approved equity compensation plans.

We recorded non-cash stock-based compensation expense of $1.3 million and $4.0 million for the three and nine months ended September 30, 2014, and $1.1 million and $3.1 million for the three and nine months ended September 30, 2013, respectively. This expense was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of revenues	$134	$128	$439	$353
Operating expenses
Sales and marketing	469	378	1,423	1,106
Research and development	134	71	322	195
General and administrative	556	508	1,807	1,466

Total stock-based compensation expense	$1,293	$1,085	$3,991	$3,120

As of September 30, 2014, there was approximately $9.9 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a straight line basis over a weighted average period of 2.7 years.

Stock Options

Stock options generally vest over four years and have a contractual term of seven to ten years from the date of grant. Our stock option activity was as follows:

	Options (#)	Weighted Average Exercise Price ($/share)
Outstanding at December 31, 2013	1,097,223	$19.62
Granted	150,230	63.01
Exercised	(138,420)	11.20
Forfeited	(12,334)	41.36

Outstanding at September 30, 2014	1,096,699	26.38

Of the total outstanding options at September 30, 2014, 724,045 were exercisable with a weighted average exercise price of $17.68 per share. The total outstanding options had a weighted average remaining contractual life of 5.5 years.

The weighted average fair value per share of options granted during the first nine months of 2014 was $24.46 and this was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Weighted-average volatility	41.8%
Expected dividend yield	0%
Expected life (in years)	4.2
Risk-free interest rate	1.06-1.55%

Restricted Stock Units and Awards

Restricted stock units vest over four years and, upon vesting, the holder is entitled to receive shares of our common stock. With restricted stock awards, shares of our common stock are issued when the award is granted and the restrictions lapse over one year.

Our restricted stock units activity was as follows:

	Restricted Stock Units (#)	Weighted Average Grant Date Fair Value ($/share)
Outstanding at December 31, 2013	102,644	$33.77
Granted	40,503	65.19
Vested and common stock issued	(28,271)	32.77
Forfeited	(1,145)	35.42

Outstanding at September 30, 2014	113,731	45.19

The number of restricted stock units outstanding at September 30, 2014 included 19,262 units that have vested but for which shares of common stock have not yet been issued pursuant to the terms of the agreement.

Our restricted stock awards activity was as follows:

	Restricted Stock Awards (#)	Weighted Average Grant Date Fair Value ($/share)
Outstanding at December 31, 2013	1,422	$48.66
Restricted common stock issued	5,352	51.74
Restrictions lapsed	(3,861)	50.79
Forfeited	(237)	48.66

Outstanding at September 30, 2014	2,676	51.74

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

For the offering period that began on January 1, 2014 and ended June 30, 2014, we withheld approximately $680,000 from employees participating in the plan. On June 30, 2014, approximately $672,000 of these funds was used to purchase 12,520 shares on behalf of the employees participating in the plan. The remaining funds were refunded to employees pursuant to the requirements of the plan. For the offering period that began on July 1, 2014 and will end on December 31, 2014, we have withheld approximately $358,000 as of September 30, 2014 from employees participating in the plan.

For the three and nine months ended September 30, 2014, we recorded approximately $85,000 and $286,000, respectively, of stock-based compensation expense associated with the employee stock purchase plan. The fair value was estimated based on the market price of our common stock at the beginning of each offering period and using the Black-Scholes option pricing model with the following assumptions:

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

We recorded income tax expense of $532,000 and $1.2 million for the three and nine months ended September 30, 2014. We recorded income tax expense of $169,000 and $272,000 for the three and nine months ended September 30, 2013. Our provisions for income taxes included current foreign and state income tax expense, as well as deferred tax expense.

We are subject to U.S federal income tax as well as income tax in various state and international jurisdictions. We are generally subject to tax examinations for all prior years due to our net operating loss carryforwards. As of September 30, 2014, we were not under any income tax audits by tax authorities.

As of September 30, 2014 we do not have any unrecognized tax benefits. It is our practice to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We do not expect any material changes in our unrecognized tax positions over the next 12 months.

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

The following table presents the components of the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator
Net income	$838	$270	$1,850	$757

Denominator
Weighted average common shares outstanding, basic	16,254	15,223	16,207	15,064
Options to purchase common stock	488	706	544	666
Restricted stock units	36	54	41	48
Employee stock purchase plan	2	3	1	3

Weighted average common shares outstanding, diluted	16,780	15,986	16,793	15,781

Net income per share
Basic	$0.05	$0.02	$0.11	$0.05

Diluted	$0.05	$0.02	$0.11	$0.05

The effect of approximately 126,000 outstanding potential common shares was excluded from the calculation of diluted net income per share for each of the three and nine months ended September 30, 2014 because they were anti-dilutive. For each of the three and nine months ended September 30, 2013, the effect of all outstanding potential common shares was included in the calculation of diluted net income per share.

NOTE G – Subsequent Event

On October 12, 2014, we, together with our wholly owned subsidiary SPS Commerce Australia Pty Ltd, entered into and completed an asset purchase agreement with Leadtec Systems Australia Pty Ltd (“Leadtec”) and its affiliates, Advanced Barcode Solutions Pty Ltd, Scott Needham and Leading Technology Group Pty Ltd. Under the asset purchase agreement, we purchased and acquired from Leadtec substantially all of the assets used in Leadtec’s business. Leadtec is in the business of cloud-based integration solutions. We paid Leadtec $12.7 million in cash, issued 43,595 shares of our common stock to Leadtec and assumed certain liabilities of Leadtec. This acquisition allows us to expand our geographical presence, expand our base of recurring revenue customers and add suppliers to our network. Our consolidated statements of income for the three and nine months ended September 30, 2014 included approximately $200,000 of fees related to this transaction.

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

For the three months ended September 30, 2014, our revenues were $32.5 million, an increase of 20% from the comparable period in 2013, and represented our 55th consecutive quarter of increased revenues. Total operating expenses increased 15% and net income increased 210% for the same period in 2014 from 2013. Similar results were experienced for the nine months ended September 30, 2014 with increased revenues of 21%, increased operating expenses of 17% and increased net income of 144% compared to the same period in 2013.

Subsequent to September 30, 2014, on October 12, 2014, we entered into and completed an asset purchase agreement with Leadtec Systems Australia Pty Ltd (“Leadtec”), a privately-held cloud-based integration solutions company. This acquisition allows us to expand our geographical presence, expand our base of recurring revenue customers and add suppliers to our network. See Note G to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding this acquisition.

Key Financial Terms and Metrics

We have several key financial terms and metrics, including annualized average recurring revenues per recurring revenue customer, which we also refer to as wallet share. During the nine months ended September 30, 2014, there were no changes in the definitions of our key financial terms and metrics, which are discussed in more detail under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission on February 20, 2014.

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

During the nine months ended September 30, 2014, there were no changes in our significant accounting policies or estimates. See Note A to our consolidated financial statements included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on February 20, 2014, for additional information regarding our accounting policies.

Results of Operations

The following table presents our results of operations for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2014		2013		Change
		% of revenue		% of revenue	$	%
Revenues	$32,506	100.0%	$27,008	100.0%	$5,498	20.4%
Cost of revenues	9,970	30.7	8,249	30.5	1,721	20.9

Gross profit	22,536	69.3	18,759	69.5	3,777	20.1

Operating expenses
Sales and marketing	12,046	37.1	10,291	38.1	1,755	17.1
Research and development	3,338	10.3	2,806	10.4	532	19.0
General and administrative	5,153	15.9	4,284	15.9	869	20.3
Amortization of intangible assets	645	2.0	1,007	3.7	(362)	(35.9)

Total operating expenses	21,182	65.2	18,388	68.1	2,794	15.2

Income from operations	1,354	4.2	371	1.4	983	265.0
Other income (expense)
Interest income	52	0.2	31	0.1	21	67.7
Other income (expense)	(36)	(0.1)	37	0.1	(73)	*

Total other income, net	16	—	68	0.3	(52)	(76.5)

Income before income taxes	1,370	4.2	439	1.6	931	212.1
Income tax expense	(532)	(1.6)	(169)	(0.6)	363	214.8

Net income	$838	2.6	$270	1.0	568	210.4

	Nine Months Ended September 30,
	2014		2013		Change
		% of revenue		% of revenue	$	%
Revenues	$92,545	100.0%	$76,418	100.0%	$16,127	21.1%
Cost of revenues	28,852	31.2	23,258	30.4	5,594	24.1

Gross profit	63,693	68.8	53,160	69.6	10,533	19.8

Operating expenses
Sales and marketing	34,500	37.3	29,163	38.2	5,337	18.3
Research and development	9,677	10.5	7,966	10.4	1,711	21.5
General and administrative	14,506	15.7	12,542	16.4	1,964	15.7
Amortization of intangible assets	2,044	2.2	2,441	3.2	(397)	(16.3)

Total operating expenses	60,727	65.6	52,112	68.2	8,615	16.5

Income from operations	2,966	3.2	1,048	1.4	1,918	183.0
Other income (expense)
Interest income	151	0.2	76	0.1	75	98.7
Other expense	(57)	(0.1)	(95)	(0.1)	38	40.0

Total other income (expense), net	94	0.1	(19)	—	113	*

Income before income taxes	3,060	3.3	1,029	1.3	2,031	197.4
Income tax expense	(1,210)	(1.3)	(272)	(0.4)	938	344.9

Net income	$1,850	2.0	$757	1.0	1,093	144.4

Due to rounding, totals may not equal the sum of the line items in the table above.

*	Percentage is not meaningful.

Three and Nine Months Ended September 30, 2014 compared to Three and Nine Months Ended September 30, 2013

Revenues. Revenues for the three months ended September 30, 2014 increased $5.5 million, or 20%, to $32.5 million from $27.0 million for the same period in 2013. Revenues for the nine months ended September 30, 2014 increased $16.1 million, or 21%, to $92.5 million from $76.4 million for the same period in 2013.

The increase in revenues for both the three and nine month periods resulted from two primary factors: the increase in recurring revenue customers and the increase in annualized average recurring revenues per recurring revenue customer, which we also refer to as wallet share.

•	The number of recurring revenue customers increased 9% to 21,218 at September 30, 2014 from 19,387 at September 30, 2013.

•	Annualized average recurring revenues per recurring revenue customer, or wallet share, increased 12% to $5,596 for the three months ended September 30, 2014 from $5,018 for the same period in 2013. This increase in wallet share was primarily attributable to increased fees resulting from increased usage of our solutions by our recurring revenue customers and growth in larger customers.

Recurring revenues from recurring revenue customers accounted for 90% of our total revenues for each of the three and nine months ended September 30, 2014, compared to 89% for each of the same periods in 2013. We anticipate that the number of recurring revenue customers and wallet share will continue to increase as we increase the number of solutions we offer and increase the penetration of those solutions across our customer base.

Cost of Revenues. Cost of revenues for the three months ended September 30, 2014 increased $1.7 million, or 21%, to $10.0 million from $8.2 million for the same period in 2013. Cost of revenues for the nine months ended September 30, 2014 increased $5.6 million, or 24%, to $28.9 million from $23.3 million for the same period in 2013. The increase in cost of revenues for the three and nine month periods in 2014 was primarily due to increased headcount in 2014 which resulted in higher personnel costs. Also contributing to the increase for both periods were increased expenses for software subscriptions in 2014 as compared to 2013. As a percentage of revenues, cost of revenues was 31% for each of the three months ended September 30, 2014 and 2013, compared to 31% and 30%, respectively, for each of the nine months ended September 30, 2014 and 2013. Going forward, we anticipate that cost of revenues will increase in absolute dollars as we continue to expand our business.

Sales and Marketing Expenses. Sales and marketing expenses for the three months ended September 30, 2014 increased $1.8 million, or 17%, to $12.0 million from $10.3 million for the same period in 2013. Sales and marketing expenses for the nine months ended September 30, 2014 increased $5.3 million, or 18%, to $34.5 million from $29.2 million for the same period in 2013. The increase in sales and marketing expenses for the three and nine month periods in 2014 was primarily due to increased headcount in 2014, which resulted in higher personnel costs, as well as increased commissions earned by sales personnel from new business. We also had increased promotional, occupancy, depreciation and stock-based compensation expenses in 2014 as compared to 2013. As a percentage of revenues, sales and marketing expenses were 37% for each of the three and nine months ended September 30, 2014 compared to 38% for each of the comparable periods in 2013. As we expand our business, we will continue to add resources to our sales and marketing efforts over time, and we expect that these expenses will continue to increase in absolute dollars.

Research and Development Expenses. Research and development expenses for the three months ended September 30, 2014 increased $532,000, or 19%, to $3.3 million from $2.8 million for the same period in 2013. Research and development expenses for the nine months ended September 30, 2014 increased $1.7 million, or 22%, to $9.7 million from $8.0 million for the same period in 2013. The increased research and development expenses for the three and nine month periods in 2014 were primarily due to increased headcount in 2014, which resulted in higher personnel costs. We also had increased expenses for depreciation and stock-based compensation in 2014 as compared to 2013. As a percentage of revenues, research and development expenses were approximately 10% for all periods presented in 2014 and 2013. As we enhance and expand our solutions and applications, we expect that research and development expenses will continue to increase in absolute dollars.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2014 increased $869,000, or 20%, to $5.2 million from $4.3 million for the same period in 2013. General and administrative expenses for the nine months ended September 30, 2014 increased $2.0 million, or 16%, to $14.5 million from $12.5 million for the same period in 2013. The increase in general and administrative expenses for the three and nine month periods in 2014 was primarily due to increased legal costs, including costs related to the Leadtec acquisition, and increased costs for computer software and hardware maintenance, stock-based compensation and personnel in 2014 as compared to 2013. As a percentage of revenues, general and administrative expenses were approximately 16% for all periods presented in 2014 and 2013. Going forward, we expect that general and administrative expenses will continue to increase in absolute dollars as we expand our business.

Income Tax Expense. We recorded income tax expense of $532,000 and $1.2 million for the three and nine months ended September 30, 2014. We recorded income tax expense of $169,000 and $272,000 for the three and nine months ended September 30, 2013. Our provisions for income taxes included current foreign and state income tax expense, as well as deferred tax expense. We expect that our annual effective income tax rate will be approximately 40%.

The increase in income tax expense for the three and nine months ended September 30, 2014, compared to the same periods in 2013, was primarily due to the increase in pretax book income in 2014. In addition, there was a discrete tax benefit of $117,000 in 2013 for the retroactive benefit of the 2012 federal R&D credit. The American Taxpayer Relief Act of 2012 was enacted on January 2, 2013 and extended the federal R&D credit from January 1, 2012 through December 31, 2013.

Adjusted EBITDA. Adjusted EBITDA, which is a non-GAAP measure of financial performance, consists of net income plus depreciation and amortization, interest expense, interest income, income tax expense, stock-based compensation expense and other adjustments as necessary for a fair presentation. For 2014 and 2013, other adjustments included the impact of a use tax refund related to items previously expensed. The following table provides a reconciliation of net income to Adjusted EBITDA (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$838	$270	$1,850	$757
Depreciation and amortization of property and equipment	1,430	1,233	4,253	3,586
Amortization of intangible assets	645	1,007	2,044	2,441
Interest income	(52)	(31)	(151)	(76)
Income tax expense	532	169	1,210	272
Other	—	(105)	(69)	(105)

EBITDA	3,393	2,543	9,137	6,875
Stock-based compensation expense	1,293	1,085	3,991	3,120

Adjusted EBITDA	$4,686	$3,628	$13,128	$9,995

Non-GAAP Income Per Share. Non-GAAP income per share, which is also a non-GAAP measure of financial performance, consists of net income plus stock-based compensation expense and amortization expense related to intangible assets divided by the weighted average number of shares of common stock outstanding during each period. The following table provides a reconciliation of net income to non-GAAP income per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$838	$270	$1,850	$757
Stock-based compensation expense	1,293	1,085	3,991	3,120
Amortization of intangible assets	645	1,007	2,044	2,441

Non-GAAP income	$2,776	$2,362	$7,885	$6,318

Shares used to compute non-GAAP income per share
Basic	16,254	15,223	16,207	15,064
Diluted	16,780	15,986	16,793	15,781
Non-GAAP income per share
Basic	$0.17	$0.16	$0.49	$0.42
Diluted	$0.17	$0.15	$0.47	$0.40

Liquidity and Capital Resources

At September 30, 2014, our principal sources of liquidity were cash and cash equivalents of $140.8 million and accounts receivable, net of allowance for doubtful accounts, of $13.6 million. Our working capital at September 30, 2014 was $149.7 million compared to $137.2 million at December 31, 2013. The increase in working capital from December 31, 2013 to September 30, 2014 resulted from the following:

•	$9.5 million increase in cash and cash equivalents, due primarily to the $11.6 million of cash provided by operations and the $2.3 million of cash received from the exercise of stock options and proceeds from our employee stock purchase plan, reduced by the $4.4 million of cash used for capital expenditures;

•	$2.0 million increase in net accounts receivable, as new accounts exceeded collections of outstanding balances for the nine months ended September 30, 2014;

•	$2.1 million increase in deferred costs, current, for expenses related to increased implementation resources and commission payments for new business;

•	$974,000 increase in prepaid expenses and other current assets due primarily to prepaid service contracts;

•	$300,000 increase in accounts payable, primarily due to timing of payments;

•	$2.1 million increase in accrued compensation and benefits, due primarily to payroll timing;

•	$1.0 million decrease in accrued expenses and other current liabilities due primarily to payments completed under a software licensing agreement; and

•	$626,000 increase in deferred revenue, current, due to new business for the nine months ended September 30, 2014.

Net Cash Flows from Operating Activities

Net cash provided by operating activities was $11.6 million for the nine months ended September 30, 2014 compared to $16.1 million for the same period in 2013. The increase in net income, the changes in non-cash expenses, including increased depreciation and stock-based compensation, and the changes in our working capital accounts, including those discussed above, resulted in the overall decrease in net cash provided by operations.

Net Cash Flows from Investing Activities

Net cash used in investing activities was $4.4 million and $5.0 million for the nine months ended September 30, 2014 and 2013, respectively, all for capital expenditures. Our capital expenditures are for supporting our business growth and existing customer base, as well as for our internal use such as equipment for our employees.

Net Cash Flows from Financing Activities

Net cash provided by financing activities was $2.3 million and $3.7 million for the nine months ended September 30, 2014 and 2013, respectively, all related to the exercise of stock options and our employee stock purchase plan.

Credit Facility

We have a revolving credit agreement with JPMorgan Chase Bank, N.A. that will mature on September 30, 2016. The revolving credit agreement provides for a $20 million revolving credit facility that we may draw upon from time to time, subject to certain terms and conditions. There were no borrowings outstanding at September 30, 2014 and we were in compliance with all covenants under the revolving credit agreement as of that date.

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

Inflation and changing prices did not have a material effect on our business during the nine months ended September 30, 2014. We do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

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

Interest Rate Sensitivity Risk

For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities. We did not have any outstanding debt as of September 30, 2014. We therefore do not have any material risk to interest rate fluctuations unless we borrow under our credit facility in the future.

Foreign Currency Exchange Risk

Our results of operations and cash flows are not materially affected by fluctuations in foreign currency exchange rates.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: October 30, 2014	SPS COMMERCE, INC.

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