Form 10-K
period 2014-12-31
SPS COMMERCE INC
filed 2015-02-20
CIK 1092699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of the registrant’s common stock held by non-affiliates of the registrant (based upon the closing sale price of $63.19 per share on the Nasdaq Global Market on such date) was approximately $1.02 billion.

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of February 5, 2015 was 16,349,054 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 2015 (the “2015 Proxy Statement”), which is expected to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

Overview

We are a leading provider of cloud-based supply chain management solutions, providing network-proven integrations and comprehensive retail performance analytics to thousands of customers worldwide. We provide our solutions through the SPS Commerce platform, a cloud-based product suite that improves the way suppliers, retailers, distributors and other customers place, manage and fulfill orders. Implementing and maintaining supply chain management capabilities is resource intensive and not a core competency for most businesses. The SPS Commerce platform eliminates the need for on-premise software and support staff, which enables our supplier customers to focus their resources on their core business. The SPS Commerce platform enables retailers and suppliers to shorten supply cycle times, optimize inventory levels and sell-through, reduce costs and ensure suppliers satisfy exacting retailer requirements.

As of December 31, 2014, we had approximately 22,000 customers with contracts to pay us monthly fees, which we refer to as recurring revenue customers. We have also generated revenues by providing our cloud-based supply chain management solutions to an additional 38,000 organizations that, together with our recurring revenue customers, we refer to as our customers. Once connected to our platform, our customers often require integrations to new organizations that represent an expansion of our platform and new sources of revenues for us.

As a provider of cloud services, we enable our customers to easily interact with their trading partners around the world without the local implementation and servicing of software that traditional on-premise solutions require. Our delivery model also enables us to offer functionality, integration, analytics and reliability with less cost and risk than traditional solutions.

For 2014, 2013 and 2012, we generated revenues of $127.9 million, $104.4 million and $77.1 million, respectively. Our fiscal quarter ended December 31, 2014 represented our 56th consecutive quarter of increased revenues. Recurring revenues from recurring revenue customers accounted for 90%, 89% and 88% of our total revenues for 2014, 2013 and 2012, respectively. Our revenues are not concentrated with any customer, as our largest customer represented 2% or less of total revenues for 2014, 2013 and 2012.

Our Industry

Today’s Retail Landscape

One of the driving factors in the retail industry today is the rising influence of e-commerce and the mobile shopping experience. The retail industry is in the midst of a transformation, as retailers, suppliers and the many companies that facilitate transactions in the industry reshape how they do business and adapt to omnichannel retailing — defined as providing a shopper with a consistent experience regardless of where they might engage a retailer (or increasingly a supplier), whether bricks-and-mortar, website, or mobile experience.

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

The industry initially focused on automating and streamlining the processing of fulfillment transactions between retailers and suppliers, and others in the supply chain, ensuring orders were placed accurately and quickly, and that goods were delivered on time and meeting the retailer’s requirements. As the pace of change in retailing has accelerated with the emergence of e-commerce, today’s supply chain solutions need to also encompass a growing set of valuable capabilities that draw on this foundational transaction information, and add value beyond the supply chain management function within retailers and suppliers. In today’s rapidly changing omnichannel retail market, where retailers and suppliers are increasingly focused on electronic commerce and brick-and-mortar commerce as a continuum, supply chain information has a role across the entire enterprise. Demand planning and forecasting groups need visibility from the front of the store all the way back to the factory to ensure supply meets demand. Sourcing operations require access to thousands of new items to drive their e-commerce growth and ensure physical stores have the items consumers will find compelling and engaging.

As familiarity and acceptance of cloud-based services continues to accelerate, we believe companies, both large and small, will continue to turn to cloud-based services similar to ours for their supply chain integration needs, as opposed to traditional on-premise software deployment.

The Omnichannel Foundation — Fulfillment Automation Between Retailers and Suppliers

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

Traditional Supply Chain Management Solutions

Traditional supply chain management solutions, which range from non-automated paper or fax solutions to electronic solutions, implemented using on-premise licensed software, tend to focus primarily on fulfillment automation. On-premise licensed software provides connectivity between only one organization and its trading partners and typically requires significant time and technical expertise to configure, deploy and maintain. These software providers primarily link retailers and suppliers through the Electronic Data Interchange (EDI) protocol that enables the structured electronic transmission of data between organizations. Because of set-up and maintenance costs, technical complexity and a growing volume of requirements from retailers, the traditional software model is not well suited for many suppliers, especially those small and medium in size.

Additionally, the traditional approach to supply chain automation involves a system architecture made up of many point-to-point connections between retailers and their suppliers. These collections of connections are inherently error prone and can be difficult to adapt to changing requirements and market circumstances. For instance, if there is a broad trend in the market (such as the growing popularity of mobile commerce) that many members of a retailing segment would like to adapt to, a supplier would be faced with a series of enhancements, on a one-by-one basis, to the collection of connections they have with their retailers. Traditional approaches do not have the inherent, or architectural, capabilities to enable the flexibility and adaptability to embrace the ongoing change that omnichannel retailing requires.

Moving Beyond Transactions — Insight and Data Analysis Powering Intelligent Decision Making

Fulfillment automation is a first step toward addressing the complexities in the supply chain ecosystem, but is only the necessary first step in providing omnichannel retail success. As the number and geographic dispersion of trading partners has grown, it has never been more important for retailers and suppliers to have precise, timely insight into demand and supply, by item and by location. As a result, trading partners need a solution that effectively consolidates, distills and provides sell-through information to managers and decision-makers who can use the information to drive efficiency, revenue growth and profitability. The abundance of data produced by these processes, including data for fulfillment, sales and inventory levels, is often inaccessible to trading partners for analysis. The data and related analytics are essential for optimizing the inventory and fulfillment process and will continue to drive demand for supply chain management solutions.

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

Cloud services and API-based service integration provide retailers and suppliers with access to new and powerful capabilities quickly, often integrated with analytics to enable rapid service innovation and responsiveness as the retailing landscape continues to respond to omnichannel advancements.

Our Platform

We operate one of the largest retail trading partner networks through a cloud-based services suite that improves the way suppliers, retailers, distributors and other trading partners manage and fulfill orders, manage sell-through performance and source new items. Approximately 60,000 customers across more than 60 countries have used our platform to improve the performance of their trading relationships. Our platform fundamentally changes how organizations use electronic communication to manage their supply chains by replacing the collection of traditional, custom-built, point-to-point integrations with a “hub-and-spoke” model whereby a single integration to our platform enables an organization to connect seamlessly to the entire SPS Commerce network of trading partners.

From that single connection, a member of our network can make use of the full suite of our solutions, from fulfillment automation, to the analysis and optimization of item sell-through performance, to sourcing new items, new retailing relationships or providers of logistics and other services. This represents a fundamental change to fulfillment automation and enables inherent adaptability and flexibility not possible with traditional supply chain management system architectures.

Our platform is comprised of a set of coupled cloud services that deliver value as stand-alone offerings, but also provide additional value when used collectively. Our fulfillment product combines integrations that comply with numerous rule books for retailers and distributors with whom we and our customers have done business. By maintaining current integrations with retailers, our platform obviates the need for suppliers to continually stay up-to-date with the rule book changes required by retailers. Moreover, by utilizing a cloud services model, we eliminate or greatly reduce the burden on suppliers to support and maintain an on-premise software application, thereby reducing ongoing operating costs. As the transaction hub for trading partners, we also are able to provide increased performance visibility and data analytics capabilities for retailers and suppliers across their supply chains, each of which is difficult to gain from traditional, point-to-point integration solutions.

The following solutions are enabled through the SPS Commerce cloud services platform:

•

Trading Partner Fulfillment.    Our Trading Partner Fulfillment solution provides fulfillment automation and replaces or augments an organization’s existing trading partner electronic communication infrastructure, enabling suppliers to comply with retailers’ rule books and enabling the electronic exchange of information among numerous trading partners through various protocols.

•

Trading Partner Assortment.    Today’s retail marketplace requires the management of tens and even hundreds of individual attributes associated with each item a retailer or supplier sells today. This information can include digital images/video, customer facing descriptions and measurements, and warehouse information. Our Assortment product provides robust, extensible management of this information, enabling accurate orders and rapid fulfillment.

•

Trading Partner Analytics.    Our Trading Partner Analytics solution consists of data analytics applications that enable our customers to improve their visibility across, and analysis of, their supply chains. When focused on point-of-sale data, for example, retailers and suppliers can ensure inventory is located where demand is highest. Retailers improve their visibility into supplier performance and their understanding of product sell-through.

•

Trading Partner Sourcing.    Through Retail Universe, our social network for the retail industry, retailers can source providers of new items, suppliers can connect with new retailers, and the broader retailing community can make connections to expand their business networks and grow.

•

Trading Partner Enablement.    Our Trading Partner Enablement solution provides communications programs based on our best practices, enabling organizations, from large to small retailers and suppliers to emerging providers of value-added products and services, to establish trading partner relationships with new trading partners to expand their businesses.

•

Other Trading Partner Solutions.    We provide a number of peripheral solutions such as barcode labeling and our scan and pack application, which helps trading partners process information to streamline the picking and packaging process.

Our Customer and Sales Sources

As one of the largest providers of cloud services for supply chain management, the trading partner relationships that we enable among our retailer, supplier and fulfillment customers naturally lead to new customer acquisition opportunities.

“Network Effect”

Once connected to our network, trading partners can exchange electronic supply chain information with each other. Through our platform, we have helped approximately 60,000 customers to improve the performance of their trading partner relationships. The value of our platform increases with the number of trading partners connected to the platform. The addition of each new customer to our platform enables that new customer to communicate with our existing customers and enables our existing customers to do business with the new customer. Additionally, through Retail Universe, our community now has a social network focused on facilitating connections and business interactions among retailers and suppliers. This “network effect” of adding an additional customer to our platform creates a significant opportunity for existing customers to realize incremental sales by working with our new trading partners and vice versa. As a result of this increased volume of activity amongst our network participants, we earn additional revenues from these participants.

Customer Acquisition Sources

Trading Partner Enablement.    As retailers and suppliers reshape how they do business in an omnichannel landscape, they need to bring new capabilities and services to their trading partner networks. For instance, a supplier may wish to collaborate with their retailers around point-of-sale analytics data, or a retailer may decide to change the workflow or protocol by which it interacts with its suppliers. In each case, the supplier and retailer may engage us to work with its trading partner base to enable the new capability. Performing these programs on behalf of retailers and suppliers often generates supplier sales leads for us.

Referrals from Our Customers.    We also receive sales leads from our customers seeking to communicate electronically with their trading partners. For example, a supplier may refer to us its third-party logistics provider or manufacturer which is not in our network.

Channel Partners.    In addition to the customer acquisition sources identified above, we market and sell our solutions through a variety of channel partners including software providers, resellers, system integrators and logistics partners. For example, software partners such as Microsoft, NetSuite, Oracle or SAP and their business partner communities generate sales for us as part of broader enterprise resource planning, warehouse management system and/or transportation management system sales efforts. Our logistics partners also drive new sales both by providing leads and by embedding our solutions as part of their service offerings. For example, we have a contractual relationship with a leading global logistics provider where we private label our solutions, which are in turn sold as that company’s branded solution.

Our Sales Force

We also sell our solutions through a global sales force which is organized as follows:

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

Our Growth Strategy

Our objective is to be the leading global provider of supply chain management solutions. Key elements of our strategy include:

•

Further Penetrate Our Current Market.    We believe the global supply chain management market is underpenetrated and, as the retail industry continues to respond to the changing requirements of the omnichannel marketplace, and as the supply chain ecosystem becomes more complex and geographically dispersed, the demand for supply chain management solutions will increase, especially among small- and medium-sized businesses. We intend to continue leveraging our relationships with customers and their trading partners to obtain new sales leads.

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

•

Expand Our Distribution Channels.    We intend to grow our business by expanding our network of sales representatives to gain new customers. We also believe there are valuable opportunities to promote and sell our solutions through collaboration with other providers.

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

•

Selectively Pursue Strategic Acquisitions.    The fragmented nature of our market provides opportunity for selective acquisitions. In 2014, we purchased substantially all of the assets of Leadtec Systems Australia Pty Ltd (“Leadtec”) and its affiliates, a privately-held provider of cloud-based integration solutions in Australia and New Zealand. This acquisition expanded our base of recurring revenue customers and added suppliers to our network. In 2012, we purchased substantially all of the assets of Edifice Information Management Systems, Inc., a privately-held information services company specializing in the collection, analysis and distribution of point-of-sale data used by retailers and suppliers to improve their supply chain efficiencies. This acquisition increased our point-of-sale analytic offerings, expanded our base of recurring revenue customers and added suppliers to our network. To complement and accelerate our internal growth, we may pursue acquisitions of other supply chain management companies to add customers. We plan to evaluate potential acquisitions of other supply chain management companies primarily based on the number of customers and revenue the acquisition would provide relative to the purchase price. We also may pursue acquisitions that allow us to expand into regions where we do not have a significant presence or to offer new functionalities we do not currently provide. We plan to evaluate potential acquisitions to expand into new regions or offer additional functionalities primarily based on the anticipated growth the acquisition would provide, the purchase price and our ability to integrate and operate the acquired business.

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

Development

Our research and development efforts focus on maintaining our existing solutions and, from time to time, improving and enhancing our existing solutions, as well as developing new solutions and applications. Our multi-tenant platform serves all of our customers, which allows us to maintain relatively low research and development expenses and release more frequently compared to traditional on-premise licensed software solutions that support multiple versions. Our development efforts take place at our locations in Minnesota and New Jersey, as well as in Ukraine (where we relocated our office from Kharkiv to Kiev during fiscal 2014).

Operations

We operate infrastructure in third-party data centers located in Minnesota and New Jersey, as well as provision services in public cloud providers. In all cases, infrastructure and services on which our platform runs is managed by us.

We have internal and third party monitoring software that continually checks our platform and key underlying components for continuous availability and performance, ensuring our platform is available and providing adequate service levels. We have a technology operations team that provides system provisioning, management, maintenance, monitoring and back-up.

To facilitate high availability, we operate a multi-tiered system configuration with load-balanced web server pools, replicated database servers and fault-tolerant storage devices. Our databases are replicated between locations insuring a quick recovery point objective.

Our Customers

As of December 31, 2014, we had approximately 22,000 recurring revenue customers and approximately 60,000 total customers. Our primary source of revenue is from small- to mid-sized suppliers in the consumer packaged goods industry. We also generate revenues from other members of the supply chain ecosystem, including retailers, distributors, third-party logistics providers and other trading partners. Our revenues are not concentrated with any customer, as our largest customer represented 2% or less of total revenues in 2014, 2013 and 2012.

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

Cloud service vendors also compete with traditional on-premise software companies and managed service providers. Traditional on-premise software companies focused on supply chain integration management include IBM-Sterling Commerce and OpenText-GXS. These companies offer a “do-it-yourself” approach in which customers purchase, install and manage specialized software, hardware and value-added networks for their supply chain integration needs. This approach requires customers to invest in staff to operate and maintain the software. Traditional on-premise software companies use a single-tenant approach in which information maps to retailers are built for and used by one supplier, as compared to cloud service solutions that allow multiple customers to share information maps with a retailer.

Managed service providers focused on the supply chain management market include IBM-Sterling Commerce and OpenText-GXS. These companies combine traditional on-premise software, hardware and value-added networks with professional information technology services to manage these resources. Like traditional on-premise software companies, managed service providers use a single-tenant approach.

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

Intellectual Property and Proprietary Content

We rely on a combination of copyright, trademark and trade secret laws as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand. We enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties and control access to software, documentation and other proprietary information. We registered the marks Retail Universe, SPS and SPS Commerce in the United States of America. Additional trademark applications are pending in the United States of America and certain foreign countries. We do not have any patents but we have pending patent applications. Our trade secrets consist primarily of the software we have developed for our SPS Commerce platform. Our software is also protected under copyright law, but we do not have any registered copyrights.

Employees

As of December 31, 2014, we had 943 employees. We also employ independent contractors to support our operations. We believe that our continued success will depend on our ability to continue to attract and retain skilled technical and sales personnel. We have never had a work stoppage, and none of our employees are represented by a labor union. We believe our relationship with our employees is good.

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

SPS Commerce, Inc.

Attention: Investor Relations

333 South Seventh Street

Suite 1000

Minneapolis, MN 55402

Executive Officers

Set forth below are the names, ages and titles of the persons serving as our executive officers.

Name	Age	Position
Archie C. Black	52	Chief Executive Officer and President
Kimberly K. Nelson	47	Executive Vice President and Chief Financial Officer
James J. Frome	50	Executive Vice President and Chief Operating Officer

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

Our quarterly revenues and results of operations have varied in the past and may fluctuate as a result of a variety of factors, including the success of our more recent offerings such as our Trading Partner Analytics solution. If our quarterly revenues or results of operations fluctuate, the price of our common stock could decline substantially. Fluctuations in our results of operations may be due to a number of factors, including, but not limited to, those listed below and identified throughout this “Risk Factors” section:

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

We began operating our supply chain management solution business in 1997. Throughout most of our history, we have experienced net losses and negative cash flows from operations. As of December 31, 2014, we had an accumulated deficit of $44.1 million. We expect our operating expenses to continue to increase in the future as we expand our operations. If our revenues do not continue to grow to offset these increased expenses, we may not be profitable. We cannot assure you that we will be able to maintain profitability. You should not consider recent revenue growth as indicative of our future performance. In fact, in future periods, we may not have any revenue growth, or our revenues could decline.

Our inability to adapt to rapid technological change could impair our ability to remain competitive.

The industry in which we compete is characterized by rapid technological change, frequent introductions of new products and evolving industry standards. Existing products can become obsolete and unmarketable when vendors introduce products utilizing new technologies or new industry standards emerge, and as a result, it is difficult for us to estimate the life cycles of our products. Our ability to attract new customers and increase revenues from customers will depend in significant part on our ability to anticipate industry standards and to continue to enhance existing solutions or introduce or acquire new solutions on a timely basis to keep pace with technological developments. The success of any enhancement or new solution depends on several factors, including the timely completion, introduction and market acceptance of the enhancement or solution. Any new solution we develop or acquire might not be introduced in a timely or cost-effective manner and might not achieve the broad market acceptance necessary to generate significant revenues. If any of our competitors implements new technologies before we are able to implement them, those competitors may be able to provide more effective solutions than ours at lower prices. Any delay or failure in the introduction of new or enhanced solutions could adversely affect our business, results of operations and financial condition.

We may experience service failures or interruptions due to defects in the hardware, software, infrastructure, third party components or processes that comprise our existing or new solutions, any of which could adversely affect our business.

Technology solutions as complex as ours may contain undetected defects in the hardware, software, infrastructure, third party components or processes that are part of the solutions we provide. If these defects lead to service failures, we could experience delays or lost revenues, diversion of software engineering resources, material non-monetary concessions, negative media attention or increased service costs as a result of performance claims during the period required to correct the cause of the defects. We cannot be certain that defects will not be found in new solutions or upgraded solutions, resulting in loss of, or delay in, market acceptance, which could have an adverse effect on our business, results of operations and financial condition.

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

Our business involves the collection and use of confidential information of our customers and their trading partners. The collection and use of this information sometimes requires our direct access to our customers’ information systems. We cannot assure you that our efforts to protect this confidential information and access will be successful. Our security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise and result in someone obtaining unauthorized access to our customers’ data or our data, including our intellectual property and other confidential business information, or our IT systems. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our customers’ data or our data or IT systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Malicious third-parties may also conduct attacks designed to temporarily deny customers access to our services.

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

Privacy concerns and laws, evolving regulation of cloud computing, cross-border data transfer restrictions and other domestic or foreign regulations may limit the use and adoption of our solutions and adversely affect our business.

Regulation related to the provision of services on the Internet is increasing, as federal, state and foreign governments continue to adopt new laws and regulations addressing data privacy and the collection, processing, storage and use of personal information. In some cases foreign data privacy laws and regulations, such as the European Union’s Data Protection Directive, and the country-specific regulations that implement that directive, also govern the processing of personal information. Further, laws are increasingly aimed at the use of personal information for marketing purposes, such as the European Union’s e-Privacy Directive, and the country-specific regulations that implement that directive. Such laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions. These and other requirements could reduce demand for our solutions or restrict our ability to store and process data or, in some cases, impact our ability to offer our services and solutions in certain locations.

In addition to government activity, privacy advocacy and other industry groups have established or may establish new self-regulatory standards that may place additional burdens on us. Our customers may expect us to meet voluntary certification or other standards established by third parties. If we are unable to maintain these certifications or meet these standards, it could adversely affect our ability to provide our solutions to certain customers and could harm our business.

The costs of compliance with and other burdens imposed by laws, regulations and standards may limit the use and adoption of our service and reduce overall demand for it, or lead to significant fines, penalties or liabilities for any noncompliance.

Furthermore, concerns regarding data privacy may cause our customers’ customers to resist providing the data necessary to allow our customers to use our service effectively. Even the perception that the privacy of personal information is not satisfactorily protected or does not meet regulatory requirements could inhibit sales of our products or services, and could limit adoption of our cloud-based solutions.

Industry-specific regulation is evolving and unfavorable industry-specific laws, regulations or interpretive positions could harm our business.

Our customers and potential customers do business in a variety of industries. Regulators in certain industries have adopted and may in the future adopt regulations or interpretive positions regarding the use of cloud computing and other outsourced services. The costs of compliance with, and other burdens imposed by, industry-specific laws, regulations and interpretive positions may limit customers’ use and adoption of our services and reduce overall demand for our services. In addition, an inability to satisfy the standards of certain voluntary third-party certification bodies that our customers may expect may have an adverse impact on our business. If in the future we are unable to achieve or maintain these industry-specific certifications or other requirements or standards relevant to our customers, it may harm our business.

In some cases, industry-specific laws, regulations or interpretive positions may also apply directly to us as a service provider. Any failure or perceived failure by us to comply with such requirements could have an adverse impact on our business.

If we fail to protect our intellectual property and proprietary rights adequately, our business could be adversely affected.

We believe that proprietary technology is essential to establishing and maintaining our leadership position. We seek to protect our intellectual property through trade secrets, copyrights, confidentiality, non-compete and nondisclosure agreements, trademarks, domain names and other measures, some of which afford only limited protection. We do not have any patents or registered copyrights. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our technology or to obtain and use information that we regard as proprietary. We cannot assure you that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar or superior technology or design around our intellectual property. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the United States of America. Intellectual property protections may also be unavailable, limited or difficult to enforce in some countries, which could make it easier for competitors to capture market share. Our failure to protect adequately our intellectual property and proprietary rights could adversely affect our business, financial condition and results of operations.

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

The use of open source software in our products may expose us to additional risks and harm our intellectual property.

Some of our products use or incorporate software that is subject to one or more open source licenses. Open source software is typically freely accessible, usable and modifiable. Certain open source software licenses require a user who intends to distribute the open source software as a component of the user’s software to disclose publicly part or all of the source code to the user’s software. In addition, certain open source software licenses require the user of such software to make any derivative works of the open source code available to others on unfavorable terms or at no cost. This can subject previously proprietary software to open source license terms.

While we monitor the use of all open source software in our products, processes and technology and try to ensure that no open source software is used in such a way as to require us to disclose the source code to the related product or solution, such use could inadvertently occur. Additionally, if a third-party software provider has incorporated certain types of open source software into software we license from such third party for our products and solutions, we could, under certain circumstances, be required to disclose the source code to our products and solutions. This could harm our intellectual property position and have a material adverse effect on our business, results of operations, cash flow and financial condition.

If the open source community expands into enterprise application and supply chain software, our license fee revenues may decline.

The open source community is comprised of many different formal and informal groups of software developers and individuals who have created a wide variety of software and have made that software available for use, distribution and modification, often free of charge. Open source software, such as the Linux operating system, has been gaining in popularity among business users. If developers contribute enterprise and supply chain application software to the open source community, and that software has competitive features and scale to support business users in our markets, we may need to change our product pricing and distribution strategy to compete successfully.

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

Fully integrating an acquired company or business into our operations may take a significant amount of time. We cannot assure you that we will be successful in overcoming these risks or any other problems encountered with acquisitions. To the extent we do not successfully avoid or overcome the risks or problems related to any acquisitions, including our recent acquisitions of Leadtec and Edifice, our results of operations and financial condition could be adversely affected. Future acquisitions also could impact our financial position and capital needs, and could cause substantial fluctuations in our quarterly and yearly results of operations. Acquisitions could include significant goodwill and intangible assets, which may result in future impairment charges that would reduce our stated earnings.

Our ability to use our U.S. net operating loss carryforwards might be limited.

As of December 31, 2014, we had net operating loss carryforwards of $69.8 million for U.S. federal tax purposes. We also had $28.3 million of various state net operating loss carryforwards. The loss carryforwards for federal tax purposes will expire between 2019 and 2034 if not utilized. The loss carryforwards for state tax purposes will expire between 2015 and 2034 if not utilized. To the extent these net operating loss carryforwards are available, we intend to use them to reduce the corporate income tax liability associated with our operations. Section 382 of the U.S. Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that might be used to offset taxable income when a corporation has undergone significant changes in stock ownership. We have performed a Section 382 analysis for the time period from our inception through December 8, 2010. During this time period it was determined that we had six separate ownership changes under Section 382. We have not updated the Section 382 analysis subsequent to December 8, 2010; however, we believe there have not been any events subsequent to that date that would materially impact the analysis. We believe that approximately $17.6 million of federal losses will expire unused due to Section 382 limitations. The maximum annual limitation of federal net operating losses under Section 382 is approximately $990,000. This limitation could be further restricted if any ownership changes occur in future years. To the extent our use of net operating loss carryforwards is significantly limited, our taxable income could be subject to corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could result in lower profits.

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

Because our long-term success depends, in part, on our ability to expand the sales of our solutions to customers located outside of the United States of America, our business will be susceptible to risks associated with international operations.

We have limited experience operating in foreign jurisdictions. Customers in countries outside of North America accounted for 3% of our revenues for 2014 and 2% of our revenues for each of 2013 and 2012. In 2014, we purchased substantially all of the assets of Leadtec, a privately-held provider of cloud-based integration solutions in Australia and New Zealand. We also undertake software development activities in the Ukraine. Our inexperience in operating our business outside of North America increases the risk that our current and any future international expansion efforts will not be successful. Conducting international operations subjects us to new risks that, generally, we have not faced in the United States of America, including:

•	fluctuations in currency exchange rates;

•	unexpected changes in foreign regulatory requirements;

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	difficulties in managing and staffing international operations;

•	potentially adverse tax consequences, including the complexities of foreign value added tax systems and restrictions on the repatriation of earnings;

•	localization of our solutions, including translation into foreign languages and associated expenses;

•	the burdens of complying with a wide variety of foreign laws and different legal standards, including laws and regulations related to privacy;

•	increased financial accounting and reporting burdens and complexities;

•	political, social and economic instability abroad (including the current hostilities in Ukraine), terrorist attacks and security concerns in general; and

•	reduced or varied protection for intellectual property rights in some countries.

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

In addition, we operate in parts of the world, such as Ukraine, that are recognized as having governmental corruption problems to some degree and where local customs and practices may not foster strict compliance with anti-corruption laws. Our continued operation and potential expansion outside the United States could increase the risk of such violations in the future. Despite our training and compliance programs, we cannot assure you that our internal control policies and procedures will protect us from unauthorized reckless or criminal acts committed by our employees or agents. In the event that we believe or have reason to believe that our employees or agents have or may have violated applicable anti-corruption laws, including the U.S. Foreign Corrupt Practices Act, we may be required to investigate or have outside counsel investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. Violations of these laws may result in severe criminal or civil sanctions, which could disrupt our business and result in a material adverse effect on our reputation, business, results of operations or financial condition.

Our operations may be adversely affected by ongoing developments in Ukraine.

Ukraine has been undergoing heightened political turmoil since the removal of President Yanukovych from power by the Ukrainian parliament in late February 2014, which was followed by reports of Russian military activity in the Crimean region. The situation in Ukraine is rapidly developing, and we cannot predict the outcome of developments there or the reaction to such developments by U.S., European, U.N. or other international authorities.

We currently engage in software development activities in the Ukraine and have an office in Kiev with 51 employees. We recently relocated our office to Kiev from Kharkiv due, in part, to the hostilities. We continue to monitor the situation closely. We have no way to predict the progress or outcome of the situation, as the political and civil unrest and reported military activities are fluid and beyond our control. Prolonged or expanded unrest, military activities, or broad-based sanctions, should they be implemented, could have a material adverse effect on our operations.

Our stock price may be volatile.

Shares of our common stock were sold in our April 2010 initial public offering at a price of $12.00 per share and, through December 31, 2014, our common stock has traded as high as $79.98 per share and as low as $8.45 per share. An active, liquid and orderly market for our common stock may not develop or be sustained, which could depress the trading price of our common stock. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	fluctuations in our recorded revenue, even during periods of significant sales order activity;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	failure of any of our solutions to achieve or maintain market acceptance;

•	changes in market valuations of similar companies;

•	success of competitive products or services;

•	changes in our capital structure, such as future issuances of securities or the incurrence of debt;

•	announcements by us or our competitors of significant solutions, contracts, acquisitions or strategic alliances;

•	regulatory developments in the United States of America, foreign countries or both;

•	litigation involving our company, our general industry or both;

•	additions or departures of key personnel;

•	investors’ general perception of us; and

•	changes in general economic, industry and market conditions.

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

If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our stockholders might sell shares of our common stock could also depress the market price of our common stock. As of December 31, 2014, we had approximately 2.6 million shares of our common stock issuable under approved equity compensation plans which are covered by effective registration statements.

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

Our corporate headquarters, including our principal administrative, marketing, sales, technical support and research and development facilities, are located in Minneapolis, MN where we lease approximately 142,000 square feet under an agreement that expires on April 30, 2020. Our current lease agreement includes a right of first offer to lease certain additional space, which we exercised, and two options to extend the term of the lease for three years at a market rate determined in accordance with the lease.

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

	High	Low
Fiscal 2013
First Quarter	$42.84	$36.50
Second Quarter	$57.34	$39.16
Third Quarter	$73.53	$54.03
Fourth Quarter	$79.98	$60.37
Fiscal 2014
First Quarter	$71.82	$58.37
Second Quarter	$64.10	$43.84
Third Quarter	$64.99	$48.97
Fourth Quarter	$64.00	$49.44

Stockholders of Record.    As of February 5, 2015, we had 84 stockholders of record of our common stock, excluding holders whose stock is held either in nominee name and/or street name brokerage accounts.

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

The graph below compares the cumulative total stockholder return of our common stock with that of the NASDAQ US Benchmark TR Index and the NASDAQ US Benchmark Computer Services TR Index from April 22, 2010 (the date on which our common stock commenced trading on the Nasdaq Global Market) through December 31, 2014. The graph assumes that $100 was invested in shares of our common stock, the NASDAQ US Benchmark TR Index and the NASDAQ US Benchmark Computer Services TR Index at the close of market on April 22, 2010, and that dividends, if any, were reinvested. The comparisons in this graph are based on historical data and are not intended to forecast or be indicative of future performance of our common stock.

Comparison of Cumulative Total Returns of SPS Commerce, Inc., NASDAQ US Benchmark TR Index and

NASDAQ US Benchmark Computer Services TR Index

	SPS Commerce	NASDAQ US Benchmark TR Index	NASDAQ US Benchmark Computer Services TR Index
4/22/2010	100.0	100.0	100.0
6/30/2010	85.4	85.5	94.4
12/31/2010	116.2	106.5	115.9
6/30/2011	130.8	112.0	132.6
12/30/2011	190.8	106.8	135.2
6/29/2012	223.4	116.9	147.4
12/31/2012	274.0	124.3	148.9
6/28/2013	404.4	141.9	149.7
12/31/2013	480.1	166.0	160.8
6/30/2014	464.6	177.5	157.9
12/31/2014	416.4	186.6	153.1

Unregistered Sales of Equity Securities

On October 12, 2014, we completed an asset purchase agreement with Leadtec and its affiliates, Advanced Barcode Solutions Pty Ltd, Scott Needham and Leading Technology Group Pty Ltd. Pursuant to the asset purchase agreement, on October 12, 2014, we issued an aggregate of 43,595 shares of our common stock to Leadtec in an unregistered transaction. We did so in reliance upon the exemption contained in Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering, and Rule 506 promulgated thereunder, in view of the absence of a general solicitation, the limited number of offerees and purchasers, and the representations and agreements of Leadtec in the asset purchase agreement.

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

The statements of income data for each of the years ended December 31, 2014, 2013, and 2012; the balance sheet data as of December 31, 2014 and 2013; and the operating data relating to Adjusted EBITDA and non-GAAP income per diluted share for each of the years ended December 31, 2014, 2013 and 2012 have been derived from our audited annual consolidated financial statements which are included in this Annual Report on Form 10-K.

The statements of income data for the years ended December 31, 2011 and 2010; the balance sheet data as of December 31, 2012, 2011 and 2010; and the operating data relating to Adjusted EBITDA and non-GAAP income per diluted share for each of the years ended December 31, 2011 and 2010 have been derived from our audited annual consolidated financial statements which are not included in this Annual Report on Form 10-K.

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

These non-GAAP measures should not be considered a substitute for, or superior to, financial measures calculated in accordance with generally accepted accounting principles in the United States of America. These non-GAAP financial measures exclude significant expenses and income that are required by GAAP to be recorded in the company’s financial statements and are subject to inherent limitations. Investors should review the reconciliations of these non-GAAP financial measures to the comparable GAAP financial measures that are included below.

The operating data relating to recurring revenue customers for all periods presented is unaudited and has been derived from our internal records of our operations.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Statements of Income Data
Revenues	$127,947	$104,391	$77,106	$57,969	$44,597
Cost of revenues(1)	39,991	31,781	22,040	15,366	12,626

Gross profit	87,956	72,610	55,066	42,603	31,971

Operating expenses
Sales and marketing(1)	46,990	39,621	30,037	23,836	16,601
Research and development(1)	13,494	10,870	8,166	5,838	4,349
General and administrative(1)	20,233	17,189	13,524	11,151	7,985
Amortization of intangible assets(2)	2,856	3,158	1,767	643	—

Total operating expenses	83,573	70,838	53,494	41,468	28,935

Income from operations	4,383	1,772	1,572	1,135	3,036
Other income (expense)
Interest income, net	187	112	19	89	84
Other expense(3)	(458)	(147)	(248)	(140)	(144)

Total other expense, net	(271)	(35)	(229)	(51)	(60)

Income before income taxes	4,112	1,737	1,343	1,084	2,976
Income tax (expense) benefit(4)	(1,408)	(686)	(121)	12,619	(92)

Net income	$2,704	$1,051	$1,222	$13,703	$2,884

Net income per share
Basic	$0.17	$0.07	$0.09	$1.15	$0.36
Diluted	$0.16	$0.07	$0.09	$1.08	$0.25
Weighted average common shares outstanding
Basic	16,236	15,201	13,056	11,960	8,036
Diluted	16,814	15,931	13,910	12,744	11,596

	As of December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$130,795	$131,294	$66,050	$31,985	$40,473
Working capital	137,634	137,160	77,040	36,773	42,552
Total assets	243,775	223,330	159,201	77,618	57,880
Long-term liabilities	14,124	11,642	9,913	6,599	5,283
Total debt(5)	—	—	—	—	122
Total stockholders’ equity	205,091	192,773	134,817	59,553	43,508

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(Unaudited, adjusted EBITDA in thousands)
Operating Data
Adjusted EBITDA(6)	$18,160	$13,774	$8,997	$5,410	$5,175
Non-GAAP income per diluted share(7)	$0.65	$0.53	$0.41	$0.26	$0.31
Recurring revenue customers(8)	21,983	19,690	17,977	16,129	12,399

(1)	Includes stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012	2011	2010
Cost of revenues	$614	$475	$382	$255	$103
Sales and marketing	1,933	1,481	895	471	211
Research and development	444	266	140	56	20
General and administrative	2,405	1,981	1,338	986	416

Total	$5,396	$4,203	$2,755	$1,768	$750

(2)	For 2013, amortization of intangible assets included $290,000 for the impairment of a certain non-competition agreement.

(3)	For 2014, other expense included $338,000 for a one-time Australian stamp duty tax related to the Leadtec acquisition.

(4)	In 2011, we determined it was more-likely-than-not that we would be able to realize a substantial portion of our deferred tax assets and, therefore, we recorded an income tax benefit of $12.8 million for the reversal of the valuation allowance on these deferred tax assets.

(5)	Total debt for 2011 consisted of current capital lease obligations.

(6)	Adjusted EBITDA consists of net income plus depreciation and amortization, interest expense, interest income, income tax expense (benefit), stock-based compensation expense and other adjustments as necessary for a fair presentation. Other adjustments included the impact of a one-time Australian stamp duty tax related to the Leadtec acquisition in 2014, as well as the impact of use tax refunds in 2014 and 2013 related to items previously expensed. We use Adjusted EBITDA as a measure of operating performance because it assists us in comparing performance on a consistent basis, as it removes from our operating results the impact of our capital structure. We believe Adjusted EBITDA is useful to an investor in evaluating our operating performance because it is widely used to measure a company’s operating performance without regard to items such as depreciation and amortization, which can vary depending upon accounting methods and the book value of assets, and to present a meaningful measure of corporate performance exclusive of our capital structure and the method by which assets were acquired. The following table provides a reconciliation of net income to Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2014	2013	2012	2011	2010
Net income	$2,704	$1,051	$1,222	$13,703	$2,884
Depreciation and amortization	8,570	8,051	4,918	2,647	1,533
Interest income, net	(187)	(112)	(19)	(89)	(84)
Income tax expense (benefit)	1,408	686	121	(12,619)	92
Other	269	(105)	—	—	—

EBITDA	12,764	9,571	6,242	3,642	4,425
Stock-based compensation expense	5,396	4,203	2,755	1,768	750

Adjusted EBITDA	$18,160	$13,774	$8,997	$5,410	$5,175

(7)	Non-GAAP income per share consists of net income plus stock-based compensation expense and amortization expense related to intangible assets minus the deferred tax asset valuation allowance reversal divided by the weighted average number of shares of common stock outstanding during each period. We believe non-GAAP income per share is useful to an investor because it is widely used to measure a company’s operating performance. The following table provides a reconciliation of net income to non-GAAP income per share (in thousands, except per share amounts):

	Year Ended December 31,
	2014	2013	2012	2011	2010
Net income	$2,704	$1,051	$1,222	$13,703	$2,884
Deferred tax asset valuation allowance reversal	—	—	—	(12,802)	—
Stock-based compensation expense	5,396	4,203	2,755	1,768	750
Amortization of intangible assets	2,856	3,158	1,767	643	—

Non-GAAP income	$10,956	$8,412	$5,744	$3,312	$3,634

Non-GAAP income per share
Basic	$0.67	$0.55	$0.44	$0.28	$0.45
Diluted	$0.65	$0.53	$0.41	$0.26	$0.31
Shares used to compute non-GAAP income per share
Basic	16,236	15,201	13,056	11,960	8,036
Diluted	16,814	15,931	13,910	12,744	11,596

(8)	This reflects the number of recurring revenue customers at the end of the period. Recurring revenue customers are customers with contracts to pay us monthly fees. A minority portion of our recurring revenue customers consists of separate units within a larger organization. We treat each of these units, which may include divisions, departments, affiliates and franchises, as distinct customers. Our contracts with our recurring revenue customers typically allow the customer to cancel the contract for any reason with 30 days prior notice.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading provider of cloud-based supply chain management solutions, providing network-proven integrations and comprehensive retail performance analytics to thousands of customers worldwide. We provide our solutions through the SPS Commerce platform, a cloud-based product suite that improves the way suppliers, retailers, distributors and other customers manage and fulfill orders. We derive the majority of our revenues from thousands of monthly recurring subscriptions from businesses that utilize our solutions.

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

For 2014, 2013 and 2012, we generated revenues of $127.9 million, $104.4 million and $77.1 million, respectively. Our fiscal quarter ended December 31, 2014 represented our 56th consecutive quarter of increased revenues. Recurring revenues from recurring revenue customers accounted for 90%, 89% and 88% of our total revenues for 2014, 2013 and 2012, respectively. Our revenues are not concentrated with any customer, as our largest customer represented 2% or less of total revenues in 2014, 2013 and 2012.

Key Financial Terms and Metrics

Sources of Revenues

Trading Partner Fulfillment.     Our revenues primarily consist of monthly revenues from our customers for our Trading Partner Fulfillment solution. This solution consists of a monthly subscription fee and a transaction-based fee. We also receive set-up fees for initial integration services we provide to our customers. Most of our customers have contracts with us that may be terminated by the customer by providing 30 days prior notice.

Trading Partner Enablement.    Our Trading Partner Enablement solution helps organizations, typically large retailers, to implement new integrations with trading partners. This solution ranges from Electronic Data Interchange testing and certification to more complex business workflow automation and results in a one-time payment to us.

Trading Partner Analytics.     Our Trading Partner Analytics solution consists of data analytics applications which allow our customers to improve their visibility across, and analysis of, their supply chains. Through interactive data analysis, our retailer customers improve their visibility into supplier performance and their understanding of product sell-through. Our revenues for this solution primarily consist of a monthly subscription fee.

Other Trading Partner Solutions.     The remainder of our revenues are derived from solutions that allow our customers to perform tasks such as barcode labeling or picking-and-packaging information tracking as well as purchases of miscellaneous supplies. These revenues are primarily transaction-based.

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

Other Metrics

Recurring Revenue Customers.     As of December 31, 2014, we had approximately 22,000 customers with contracts to pay us monthly fees, which we refer to as recurring revenue customers. We report recurring revenue customers at the end of a period. A small portion of our recurring revenue customers consist of separate units within a larger organization. We treat each of these units, which may include divisions, departments, affiliates and franchises, as distinct customers.

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

These non-GAAP measures should not be considered a substitute for, or superior to, financial measures calculated in accordance with generally accepted accounting principles in the United States of America. These non-GAAP financial measures exclude significant expenses and income that are required by GAAP to be recorded in the company’s financial statements and are subject to inherent limitations. Investors should review the reconciliations of non-GAAP financial measures to the comparable GAAP financial measures that are included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Critical Accounting Policies and Estimates

The discussion of our financial condition and results of operations is based upon our financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe to be reasonable. Our actual results may differ from these estimates under different assumptions or conditions.

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

Revenue Recognition

We generate revenues by providing a number of solutions to our customers. These solutions include Trading Partner Fulfillment, Trading Partner Enablement and Trading Partner Analytics. Our cloud-based solutions allow our customers to meet their supply chain management requirements.

Fees related to our Trading Partner Fulfillment, Trading Partner Enablement and Trading Partner Analytics solutions consist of two revenue sources: set-up fees and recurring monthly fees. Set-up fees are specific for each connection a customer has with a trading partner and most of our customers have connections with numerous trading partners. Set-up fees are nonrefundable upfront fees that do not have standalone value to our customer and are not separable from the recurring monthly fees. All set-up fees and related costs are deferred and recognized ratably over the average life of the connection between the customer and the trading partner, which is approximately two years. We begin recognizing set-up fee revenue once the connection is established. Set-up fees for which connections have not yet been established are classified as long-term. We continue to evaluate the length of the amortization period as more experience is gained with cancellations and technology changes requested by our customers. It is possible that, in the future, the period over which such subscription set-up fees and costs are amortized may be adjusted. Any change in our estimate of the average connection life will affect our future results of operations.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from our customers’ inability to pay us. The provision is based on the overall composition of our accounts receivable aging, our prior history of accounts receivable writeoffs, the type of customers and our experience with specific customers. In order to identify these customers, we perform ongoing reviews of all customers that have breached their payment terms, as well as those that have filed for bankruptcy or for whom information has become available indicating a significant risk of non-recoverability. In addition, we have experienced significant growth in the number of our customers, and we have less payment history to rely upon with these customers. We rely on historical trends of bad debt as a percentage of total accounts receivable and apply these percentages to the accounts receivable associated with new customers and evaluate these customers over time. To the extent that our future collections differ from our assumptions based on historical experience, the amount of our bad debt and allowance recorded may be different.

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

We assess our ability to realize our deferred tax assets at the end of each reporting period. Realization of our deferred tax assets is contingent upon future taxable earnings. Accordingly, this assessment requires significant estimates and judgment. If the estimates of future taxable income vary from actual results, our assessment regarding the realization of these deferred tax assets could change. Future changes in the estimated amount of deferred taxes expected to be realized will be reflected in our consolidated financial statements in the period the estimate is changed, with a corresponding adjustment to our operating results.

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

Stock-Based Compensation

Stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized ratably as an expense over the vesting period of the award. Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require the use of subjective assumptions, including the expected life of the stock-based payment awards and stock price volatility. We use the Black-Scholes option pricing model to value our award grants and determine the related compensation expense. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. We expect to continue to grant stock-based awards in the future, and to the extent that we do, our actual stock-based compensation expense recognized in future periods will likely increase.

Prior to becoming a public entity in 2010, historical volatility was not available for our common stock. As a result, we do not have sufficient data to rely solely on the historical volatility of our common stock. Therefore, we have estimated volatility based partially on the historical volatilities of the publicly traded shares of a selected peer group, and partially on the historical volatility of our common stock, which collectively provided a reasonable basis for estimating volatility. Beginning in 2015, we anticipate that we will be able to rely solely on the historical volatility of our common stock.

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

Results of Operations

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

The following table presents our results of operations for the periods indicated (dollars in thousands):

	Year Ended December 31,				Change
	2014		2013
		% of revenue		% of revenue	$	%
Revenues	$127,947	100.0%	$104,391	100.0%	$23,556	22.6%
Cost of revenues	39,991	31.3	31,781	30.4	8,210	25.8

Gross profit	87,956	68.7	72,610	69.6	15,346	21.1

Operating expenses
Sales and marketing	46,990	36.7	39,621	38.0	7,369	18.6
Research and development	13,494	10.5	10,870	10.4	2,624	24.1
General and administrative	20,233	15.8	17,189	16.5	3,044	17.7
Amortization of intangible assets	2,856	2.2	3,158	3.0	(302)	(9.6)

Total operating expenses	83,573	65.3	70,838	67.9	12,735	18.0

Income from operations	4,383	3.4	1,772	1.7	2,611	147.3
Other income (expense)
Interest income, net	187	0.1	112	0.1	75	67.0
Other expense	(458)	(0.4)	(147)	(0.1)	(311)	211.6

Total other expense, net	(271)	(0.2)	(35)	—	(236)	674.3

Income before income taxes	4,112	3.2	1,737	1.7	2,375	136.7
Income tax expense	(1,408)	(1.1)	(686)	(0.7)	(722)	105.2

Net income	$2,704	2.1	$1,051	1.0	1,653	157.3

Due to rounding, totals may not equal the sum of the line items in the table above

Revenues.     Revenues for 2014 increased $23.6 million, or 23%, to $127.9 million from $104.4 million for 2013. The increase in revenues resulted from two primary factors: the increase in recurring revenue customers and the increase in average recurring revenues per recurring revenue customer, which we also refer to as wallet share.

•	The number of recurring revenue customers increased 12% to 21,983 at December 31, 2014 from 19,690 at December 31, 2013.

•

Average recurring revenues per recurring revenue customer, or wallet share, increased 12% to $5,524 for 2014 from $4,920 for 2013. This increase in wallet share was primarily attributable to increased fees resulting from increased usage of our solutions by our recurring revenue customers and growth in larger customers.

Recurring revenues from recurring revenue customers increased 24% in 2014, as compared to 2013, and accounted for 90% of our total revenues for 2014 and 89% for 2013. We anticipate that the number of recurring revenue customers and wallet share will continue to increase as we increase the number of solutions we offer and increase the penetration of those solutions across our customer base.

Cost of Revenues.     Cost of revenues for 2014 increased $8.2 million, or 26%, to $40.0 million from $31.8 million for 2013. This increase was primarily due to increased headcount in 2014 which resulted in higher personnel costs. We also incurred higher expenses for software subscriptions in 2014 as compared to 2013. As a percentage of revenues, cost of revenues was 31% for 2014 compared to 30% for 2013. Going forward, we anticipate that cost of revenues will increase in absolute dollars as we continue to expand our business.

Sales and Marketing Expenses.     Sales and marketing expenses for 2014 increased $7.4 million, or 19%, to $47.0 million from $39.6 million for 2013. This increase was primarily due to increased headcount in 2014, which resulted in higher personnel costs, and increased commissions earned by sales personnel from new business. We also had increased promotional, occupancy, depreciation and stock-based compensation expenses in 2014 as compared to 2013. As a percentage of revenues, sales and marketing expenses were 37% for 2014 compared to 38% for 2013. As we expand our business, we will continue to add resources to our sales and marketing efforts over time, and we expect that these expenses will continue to increase in absolute dollars.

Research and Development Expenses.     Research and development expenses for 2014 increased $2.6 million, or 24%, to $13.5 million from $10.9 million for 2013. This increase was primarily due to increased headcount in 2014 which resulted in higher personnel costs. Also contributing to the increase were higher expenses for depreciation, stock-based compensation and occupancy in 2014 as compared to 2013. As a percentage of revenues, research and development expenses were 11% for 2014, compared to 10% for 2013. As we enhance and expand our solutions and applications, we expect that research and development expenses will continue to increase in absolute dollars.

General and Administrative Expenses.     General and administrative expenses for 2014 increased $3.0 million, or 18%, to $20.2 million from $17.2 million for 2013. This increase was due to increased legal costs, including costs related to the Leadtec acquisition, and increased costs for personnel, stock-based compensation and computer software and hardware maintenance in 2014 as compared to 2013. As a percentage of revenues, general and administrative expenses were 16% for 2014, compared to 17% for 2013. Going forward, we expect that general and administrative expenses will continue to increase in absolute dollars as we expand our business.

Amortization of Intangible Assets.     Amortization of intangible assets for 2014 decreased $302,000 from 2013. Amortization expense for 2013 included $290,000 for the impairment of a certain non-competition agreement.

Other Expense.     Other expense for 2014 included $338,000 for a one-time Australian stamp duty tax related to the Leadtec acquisition in October 2014.

Income Tax Expense.     Our 2014 provision for income taxes was $1.4 million and included current federal, state and foreign income taxes as well as deferred federal and state income taxes. Our 2013 provision for income taxes was $686,000 and included current state and foreign income taxes as well as deferred federal and state income taxes. It also included a one-time tax benefit for the retroactive benefit of the 2012 federal R&D credit. If this one-time tax benefit were excluded, our 2013 provision for income taxes would have been $803,000. For 2015, we expect that our annual effective income tax rate will be approximately 40%. See Note K to our consolidated financial statements, included in this Annual Report on Form 10-K, for additional information regarding our income taxes.

Adjusted EBITDA.     Adjusted EBITDA, which is a non-GAAP measure of financial performance, consists of net income plus depreciation and amortization, interest expense, interest income, income tax expense, stock-based compensation expense and other adjustments as necessary for a fair presentation. Other adjustments included the impact of a one-time Australian stamp duty tax related to the Leadtec acquisition in 2014, as well as the impact of use tax refunds in 2014 and 2013 related to items previously expensed. The following table provides a reconciliation of net income to Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2014	2013
Net income	$2,704	$1,051
Depreciation and amortization	8,570	8,051
Interest income, net	(187)	(112)
Income tax expense	1,408	686
Other	269	(105)

EBITDA	12,764	9,571
Stock-based compensation expense	5,396	4,203

Adjusted EBITDA	$18,160	$13,774

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

	Year Ended December 31,
	2014	2013
Net income	$2,704	$1,051
Stock-based compensation expense	5,396	4,203
Amortization of intangible assets	2,856	3,158

Non-GAAP income	$10,956	$8,412

Non-GAAP income per share
Basic	$0.67	$0.55
Diluted	$0.65	$0.53
Shares used to compute non-GAAP income per share
Basic	16,236	15,201
Diluted	16,814	15,931

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

The following table presents our results of operations for the periods indicated (dollars in thousands):

	Year Ended December 31,				Change
	2013		2012
		% of revenue		% of revenue	$	%
Revenues	$104,391	100.0%	$77,106	100.0%	$27,285	35.4%
Cost of revenues	31,781	30.4	22,040	28.6	9,741	44.2

Gross profit	72,610	69.6	55,066	71.4	17,544	31.9

Operating expenses
Sales and marketing	39,621	38.0	30,037	39.0	9,584	31.9
Research and development	10,870	10.4	8,166	10.6	2,704	33.1
General and administrative	17,189	16.5	13,524	17.5	3,665	27.1
Amortization of intangible assets	3,158	3.0	1,767	2.3	1,391	78.7

Total operating expenses	70,838	67.9	53,494	69.4	17,344	32.4

Income from operations	1,772	1.7	1,572	2.0	200	12.7
Other income (expense)
Interest income, net	112	0.1	19	—	93	489.5
Other expense	(147)	(0.1)	(248)	(0.3)	101	(40.7)

Total other expense, net	(35)	—	(229)	(0.3)	194	(84.7)

Income before income taxes	1,737	1.7	1,343	1.7	394	29.3
Income tax expense	(686)	(0.7)	(121)	(0.2)	(565)	466.9

Net income	$1,051	1.0	$1,222	1.6	(171)	(14.0)

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

Research and Development Expenses.     Research and development expenses for 2013 were $10.9 million, an increase of $2.7 million, or 33%, from $8.2 million for 2012. This increase was primarily due to increased headcount in 2013 which resulted in higher personnel costs. Also contributing to the increase were higher expenses for depreciation, software subscriptions, stock-based compensation and occupancy in 2013 as compared to 2012. As a percentage of revenues, research and development expenses were 10% for 2013 and 11% for 2012.

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

Income Tax Expense.     Our 2013 provision for income taxes was $686,000 and included current state and foreign income taxes as well as deferred federal and state income taxes. It also included a one-time tax benefit for the retroactive benefit of the 2012 federal R&D credit. The American Taxpayer Relief Act of 2012 was enacted on January 2, 2013 and extended the federal R&D credit from January 1, 2012 through December 31, 2013. If this one-time tax benefit were excluded, our 2013 provision for income taxes would have been $803,000.

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

	Year Ended December 31,
	2013	2012
Net income	$1,051	$1,222
Depreciation and amortization	8,051	4,918
Interest income, net	(112)	(19)
Income tax expense	686	121
Other	(105)	—

EBITDA	9,571	6,242
Stock-based compensation expense	4,203	2,755

Adjusted EBITDA	$13,774	$8,997

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

Liquidity and Capital Resources

At December 31, 2014, our principal sources of liquidity were cash and cash equivalents totaling $130.8 million and accounts receivable, net of allowance for doubtful accounts of $15.4 million compared to cash and cash equivalents of $131.3 million and accounts receivable, net of allowance for doubtful accounts of $11.6 million at December 31, 2013. Our working capital at December 31, 2014 was $137.6 million compared to working capital of $137.2 million at December 31, 2013.

The slight increase in working capital from December 31, 2013 to December 31, 2014 resulted primarily from the following:

•

$499,000 decrease in cash and cash equivalents, due primarily to the $16.8 million of cash provided by operations and $3.5 million of cash received from the exercise of stock options and net proceeds from our employee stock purchase plan, all reduced by the $12.6 million of cash used for the Leadtec acquisition, the $7.6 million of cash used for capital expenditures and the impact of changes in foreign currency exchange rates;

•	$3.8 million increase in net accounts receivable, as new accounts exceeded collections of outstanding balances in 2014 due to growth in our business;

•	$3.0 million increase in deferred costs for expenses related to increased implementation resources and commission payments for new business;

•	$1.2 million decrease in deferred income taxes primarily related to the decrease in the amount of federal net operating loss carryforwards that we expect to utilize in 2015 as compared to 2014;

•	$996,000 increase in other current assets, primarily due to prepaid service contracts;

•	$2.2 million increase in accounts payable, primarily due to timing of payments and growth in our business;

•	$1.9 million increase in accrued compensation, due to increased headcount and payroll timing;

•	$367,000 increase in accrued expenses and deferred rent due primarily to office expansion, and

•	$1.2 million increase in deferred revenue due to new business in 2014.

Net Cash Flows from Operating Activities

Net cash provided by operating activities was $16.8 million for 2014 compared to $18.2 million for 2013. The increase in net income, the changes in non-cash expenses, including increased depreciation and stock-based compensation, and the changes in our working capital accounts, including those discussed above, resulted in the overall decrease in net cash provided by operations.

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

Net Cash Flows from Investing Activities

Net cash used in investing activities was $20.2 million for 2014, including $12.6 million for the acquisition of Leadtec and $7.6 million for capital expenditures. In general, our capital expenditures are for supporting our business growth and existing customer base, as well as for our internal use such as equipment for our employees.

Net cash used in investing activities was $5.7 million for 2013, all for capital expenditures.

For 2012, net cash used in investing activities was $32.2 million, including $26.3 million for the acquisition of Edifice and $6.0 million for capital expenditures.

Net Cash Flows from Financing Activities

Net cash provided by financing activities was $3.5 million for 2014, all related to the exercise of stock options and proceeds from our employee stock purchase plan.

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

The revolving credit agreement contains customary representations, warranties, covenants and events of default, including, but not limited to financial covenants requiring us to maintain a fixed charge coverage ratio of not less than 1.20 to 1.00, cash and cash equivalents of not less than $10 million and a minimum number of recurring revenue customers. If an event of default occurs, among other things, the applicable interest rate is subject to an increase of 200 basis points and all outstanding obligations may become immediately due and payable.

There were no borrowings under the revolving credit agreement in 2014 or 2013. In connection with the acquisition of Edifice in 2012, we borrowed $11.0 million under our line of credit to fund a portion of the cash paid for the acquisition. On September 11, 2012, this debt was repaid in full with a portion of the proceeds received from our public offering of common stock on that date.

As of December 31, 2014 and 2013, there were no borrowings outstanding, approximately $20.0 million was available for borrowings, and we were in compliance with all covenants under the revolving credit agreement.

Adequacy of Capital Resources

Our future capital requirements may vary materially from those now planned and will depend on many factors, including the costs to develop and implement new solutions and applications, the sales and marketing resources needed to further penetrate our market and gain acceptance of new solutions and applications we develop, the expansion of our operations in the United States of America and internationally and the response of competitors to our solutions and applications. Historically, we have experienced increases in our expenditures consistent with the growth in our operations and personnel, and we anticipate that our expenditures will continue to increase as we grow our business.

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

Contractual and Commercial Commitment Summary

Our contractual obligations and commercial commitments as of December 31, 2014 are summarized below:

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Operating lease obligations	$16,608	$3,667	$5,983	$5,410	$1,548

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

Interest Rate Sensitivity Risk.     The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities. We did not have any outstanding debt as of December 31, 2014 and 2013. We therefore do not have any material risk to interest rate fluctuations unless we borrow under our credit facility.

Foreign Currency Exchange Risk.     We have revenue, expenses, assets and liabilities that are denominated in currencies other than the U.S. dollar, primarily the Australian dollar. As we expand internationally, our results of operations and cash flows may be impacted by changes in foreign currency exchange rates, and would be adversely impacted when the U.S. dollar depreciates relative to other foreign currencies. We have not used any forward contracts or currency borrowings to hedge our exposure to foreign currency exchange risk, although we may do so in the future.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

SPS Commerce, Inc.:

We have audited the accompanying consolidated balance sheets of SPS Commerce, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for the years then ended. We also have audited SPS Commerce, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. SPS Commerce, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SPS Commerce, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, SPS Commerce, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

SPS Commerce, Inc. acquired the net assets of Leadtec Systems Australia Pty Ltd and its affiliates (collectively “Leadtec”) during the fourth quarter of 2014, and management excluded from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2014, Leadtec’s internal control over financial reporting associated with approximately two percent of total assets and one percent of revenues in the consolidated financial statements of SPS Commerce, Inc. as of and for the year ended December 31, 2014. Our audit of internal control over financial reporting of SPS Commerce, Inc. also excluded an evaluation of the internal control over financial reporting of Leadtec.

/s/    KPMG LLP

Minneapolis, Minnesota

February 20, 2015

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

SPS Commerce, Inc.

We have audited the accompanying consolidated statements of comprehensive income, stockholders’ equity, and cash flows of SPS Commerce, Inc. (a Delaware corporation) and subsidiaries (the “Company”) for the year ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of SPS Commerce, Inc. and subsidiaries for the year ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/    Grant Thornton LLP

Minneapolis, Minnesota

March 6, 2013

SPS COMMERCE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2014	2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$130,795	$131,294
Accounts receivable, net	15,422	11,611
Deferred costs	12,055	9,048
Deferred income taxes	76	1,272
Other current assets	3,846	2,850

Total current assets	162,194	156,075
PROPERTY AND EQUIPMENT, net	11,361	9,922
GOODWILL	34,854	25,487
INTANGIBLE ASSETS, net	18,851	17,082
OTHER ASSETS
Deferred costs, non-current	5,267	3,684
Deferred income taxes, non-current	11,035	10,870
Other non-current assets	213	210

Total assets	$243,775	$223,330

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,961	$1,798
Accrued compensation	9,926	7,981
Accrued expenses	2,470	2,413
Deferred revenue	7,505	6,335
Deferred rent	698	388

Total current liabilities	24,560	18,915
OTHER LIABILITIES
Deferred revenue, non-current	10,653	8,785
Deferred rent, non-current	3,471	2,857

Total liabilities	38,684	30,557

COMMITMENTS and CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 55,000,000 shares authorized; 16,348,747 and 16,092,121 shares issued and outstanding, respectively	16	16
Additional paid-in capital	250,633	239,549
Accumulated deficit	(44,088)	(46,792)
Foreign currency translation adjustments	(1,470)	—

Total stockholders’ equity	205,091	192,773

Total liabilities and stockholders’ equity	$243,775	$223,330

See accompanying notes to these consolidated financial statements.

SPS COMMERCE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Revenues	$127,947	$104,391	$77,106
Cost of revenues	39,991	31,781	22,040

Gross profit	87,956	72,610	55,066

Operating expenses
Sales and marketing	46,990	39,621	30,037
Research and development	13,494	10,870	8,166
General and administrative	20,233	17,189	13,524
Amortization of intangible assets	2,856	3,158	1,767

Total operating expenses	83,573	70,838	53,494

Income from operations	4,383	1,772	1,572
Other income (expense)
Interest income, net	187	112	19
Other expense	(458)	(147)	(248)

Total other expense, net	(271)	(35)	(229)

Income before income taxes	4,112	1,737	1,343
Income tax expense	(1,408)	(686)	(121)

Net income	$2,704	$1,051	$1,222

Net income per share
Basic	$0.17	$0.07	$0.09
Diluted	$0.16	$0.07	$0.09
Weighted average common shares used to compute net income per share
Basic	16,236	15,201	13,056
Diluted	16,814	15,931	13,910

Other comprehensive income (loss)
Foreign currency translation adjustments	(1,470)	—	—

Comprehensive income	$1,234	$1,051	$1,222

See accompanying notes to these consolidated financial statements.

SPS COMMERCE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances, January 1, 2012	12,138,858	$12	$108,606	$(49,065)	$—	$59,553
Stock-based compensation	—	—	2,755	—	—	2,755
Exercise of stock options	468,717	1	1,563	—	—	1,564
Excess tax benefit of stock options exercised	—	—	72	—	—	72
Employee stock purchase plan	17,332	—	448	—	—	448
Stock issued for acquisition	347,852	—	11,395	—	—	11,395
Stock offering, net of costs	1,840,000	2	57,806	—	—	57,808
Net income	—	—	—	1,222	—	1,222

Balances, December 31, 2012	14,812,759	15	182,645	(47,843)	—	134,817
Stock-based compensation	—	—	4,203	—	—	4,203
Exercise of stock options and issuance of restricted stock	497,248	—	3,735	—	—	3,735
Excess tax benefit of stock options exercised	—	—	156	—	—	156
Employee stock purchase plan	32,114	—	1,242	—	—	1,242
Stock offering, net of costs	750,000	1	47,568	—	—	47,569
Net income	—	—	—	1,051	—	1,051

Balances, December 31, 2013	16,092,121	16	239,549	(46,792)	—	192,773
Stock-based compensation	—	—	5,396	—	—	5,396
Exercise of stock options and issuance of restricted stock	186,678	—	1,886	—	—	1,886
Excess tax benefit of stock options exercised	—	—	261	—	—	261
Employee stock purchase plan	26,353	—	1,338	—	—	1,338
Stock issued for acquisition	43,595	—	2,203	—	—	2,203
Net income	—	—	—	2,704	—	2,704
Foreign currency translation adjustments	—	—	—	—	(1,470)	(1,470)

Balances, December 31, 2014	16,348,747	$16	$250,633	$(44,088)	$(1,470)	$205,091

See accompanying notes to these consolidated financial statements.

SPS COMMERCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net income	$2,704	$1,051	$1,222
Reconciliation of net income to net cash provided by operating activities
Deferred income taxes	1,031	443	(15)
Depreciation and amortization of property and equipment	5,714	4,893	3,151
Amortization of intangible assets	2,856	3,158	1,767
Provision for doubtful accounts	717	479	383
Stock-based compensation	5,396	4,203	2,755
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable	(3,890)	(1,150)	(2,067)
Deferred costs	(4,590)	(2,184)	(2,290)
Other current assets	(719)	2,593	(3,534)
Other non-current assets	—	28	(42)
Accounts payable	1,271	(59)	446
Accrued compensation	1,568	1,943	920
Accrued expenses	1,365	(108)	101
Deferred revenue	2,440	1,309	2,551
Deferred rent	925	1,644	1,481

Net cash provided by operating activities	16,788	18,243	6,829

Cash flows from investing activities
Business acquisitions, net of cash acquired	(12,595)	—	(26,262)
Purchases of property and equipment	(7,582)	(5,701)	(5,983)

Net cash used in investing activities	(20,177)	(5,701)	(32,245)

Cash flows from financing activities
Payments of capital lease obligations	—	—	(410)
Borrowings on line of credit	—	—	11,000
Payments on line of credit	—	—	(11,000)
Net proceeds from stock offerings	—	47,738	57,940
Stock offering costs	—	(169)	(132)
Net proceeds from exercise of options to purchase common stock	1,886	3,735	1,563
Excess tax benefit from exercise of options to purchase common stock	261	156	72
Net proceeds from employee stock purchase plan	1,338	1,242	448

Net cash provided by financing activities	3,485	52,702	59,481

Effect of foreign currency exchange rate changes	(595)	—	—

Net increase (decrease) in cash and cash equivalents	(499)	65,244	34,065
Cash and cash equivalents at beginning of period	131,294	66,050	31,985

Cash and cash equivalents at end of period	$130,795	$131,294	$66,050

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—	$27
Cash paid for income taxes	113	55	47
Non-cash financing activities:
Common stock issued for business acquisitions	2,203	—	11,396

See accompanying notes to these consolidated financial statements.

SPS COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – General

Business Description

We are a leading provider of cloud-based supply chain management solutions, providing network-proven integrations and comprehensive retail performance analytics to thousands of customers worldwide. We provide our solutions through the SPS Commerce platform, a cloud-based product suite that improves the way suppliers, retailers, distributors and other customers manage and fulfill orders. We derive the majority of our revenues from thousands of monthly recurring subscriptions from businesses that utilize our solutions.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of SPS Commerce, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Foreign Currency Translation

Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the exchange rates in effect at the balance sheet date, with the resulting translation adjustments recorded as a separate component of accumulated other comprehensive income (loss). Income and expense accounts are translated at the average exchange rates during the year. Foreign currency transaction gains and losses, if any, are included in net income.

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

Business Combinations

We recognize separately from goodwill the fair value of the assets acquired and the liabilities assumed at the acquisition date. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date amounts of the assets acquired and the liabilities assumed. Assets acquired include tangible and intangible assets. We use estimates and assumptions that we believe are reasonable as a part of determining the value and useful lives of purchased intangible assets and the purchase price allocation process. While we believe these estimates and assumptions are reasonable, they are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the fair value of the assets acquired and the liabilities assumed. Any such adjustments would be recorded as an offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair values, whichever comes first, any subsequent adjustments would be recorded in our consolidated statements of comprehensive income.

Segment Information

We operate in and report on one segment, which is supply chain management solutions.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of less than 90 days.

Accounts Receivable

Accounts receivable are initially recorded upon the sale of solutions to customers. Credit is granted in the normal course of business without collateral. Accounts receivable are stated net of allowances for doubtful accounts, which represent estimated losses resulting from the inability of certain customers to make the required payments. When determining the allowances for doubtful accounts, we take several factors into consideration including the overall composition of the accounts receivable aging, our prior history of accounts receivable write-offs, the type of customers and our experience with specific customers. We write off accounts receivable when they are determined to be uncollectible. Changes in the allowances for doubtful accounts are recorded as bad debt expense and are included in general and administrative expense in our consolidated statements of comprehensive income.

Property and Equipment

Property and equipment, including assets acquired under capital lease obligations, are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives when placed in service, which are:

Computer equipment and purchased software: 2 to 3 years

Office equipment and furniture: 5 to 7 years

Leasehold improvements: the shorter of the useful life of the asset or the remaining term of the lease

Significant additions or improvements extending asset lives beyond one year are capitalized, while repairs and maintenance are charged to expense as incurred. The assets and related accumulated depreciation and amortization are adjusted for asset retirements and disposals with the resulting gain or loss included in our consolidated statements of comprehensive income.

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

Intangible Assets

Assets acquired in business combinations may include identifiable intangible assets such as subscriber relationships and non-competition agreements. We recognize separately from goodwill the fair value of the identifiable intangible assets acquired. We have determined the fair value and useful lives of our purchased intangible assets using certain estimates and assumptions that we believe are reasonable.

The purchased intangible assets are being amortized on a straight-line basis over their estimated useful lives, which are three to nine years for subscriber relationships, two to five years for non-competition agreements and two and one-half years for technology and other.

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

Revenue Recognition

We generate revenues by providing a number of solutions to our customers. These solutions include Trading Partner Fulfillment, Trading Partner Enablement and Trading Partner Analytics. Our cloud-based solutions allow customers to meet their supply chain management requirements. Sales taxes are presented on a net basis within revenue.

Revenues are recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable, and (4) collectability is probable. If collection is not considered probable, revenues are recognized when the fees are collected.

Fees related to our Trading Partner Fulfillment, Trading Partner Enablement and Trading Partner Analytics solutions consist of two revenue sources: set-up fees and recurring monthly fees. Set-up fees are specific for each connection a customer has with a trading partner and most of our customers have connections with numerous trading partners. Set-up fees are nonrefundable upfront fees that do not have standalone value to our customer and are not separable from the recurring monthly fees. All set-up fees and related costs are deferred and recognized ratably over the average life of the connection between the customer and the trading partner, which is approximately two years. We begin recognizing set-up fee revenue once the connection is established. Set-up fees for which connections have not yet been established are classified as long-term. We continue to evaluate the length of the amortization period as more experience is gained with cancellations and technology changes requested by our customers. It is possible that, in the future, the period over which such subscription set-up fees and costs are amortized may be adjusted. Any change in our estimate of the average connection life will affect our future results of operations. The recurring monthly fees are comprised of both fixed and transaction-based fees that are recognized as earned.

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

We estimate the fair value of options granted using the Black-Scholes option pricing model. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as an adjustment in the period estimates are revised. In valuing share-based awards, judgment is required in determining the expected volatility of common stock and the expected term individuals will hold their share-based awards prior to exercising. Expected volatility is partially based on the historical volatilities of the publicly traded shares of a selected peer group, and partially based on the historical volatility of our common stock. This is because we do not have sufficient historical volatility data to rely solely on the historical volatility of our common stock. Beginning in 2015, we anticipate that we will be able to rely solely on the historical volatility of our common stock. The expected term of the options is based on the simplified method which does not consider historical or expected employee exercise behavior.

Advertising Costs

Advertising costs are charged to expense as incurred. Advertising costs were approximately $23,000, $61,000 and $150,000 for the years ended December 31, 2014, 2013 and 2012, respectively. Advertising costs are included in sales and marketing expenses in our consolidated statements of comprehensive income.

Income Taxes

We account for income taxes using the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when it is not “more likely than not” that the deferred tax asset will be utilized.

We assess our ability to realize our deferred tax assets at the end of each reporting period. Realization of our deferred tax assets is contingent upon future taxable earnings. Accordingly, this assessment requires significant estimates and judgment. If the estimates of future taxable income vary from actual results, our assessment regarding the realization of these deferred tax assets could change. Future changes in the estimated amount of deferred taxes expected to be realized will be reflected in our consolidated financial statements in the period the estimate is changed, with a corresponding adjustment to our operating results.

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

Net Income Per Share

Basic net income per share has been computed using the weighted average number of shares of common stock outstanding during each period. Diluted net income per share also includes the impact of our outstanding potential common shares, including options, restricted stock units and restricted stock awards. Potential common shares that are anti-dilutive are excluded from the calculation of diluted net income per share.

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

NOTE B – Business Acquisitions

Leadtec

On October 12, 2014, we entered into and completed an asset purchase agreement with Leadtec Systems Australia Pty Ltd (“Leadtec”), and its affiliates, Advanced Barcode Solutions Pty Ltd, Scott Needham and Leading Technology Group Pty Ltd. Leadtec is in the business of cloud-based integration solutions. Pursuant to the asset purchase agreement, we purchased and acquired from Leadtec substantially all of the assets used in Leadtec’s business and assumed certain liabilities of Leadtec, all of which were recorded in Australian dollars. We paid $12.6 million in cash and issued 43,595 shares of our common stock for this acquisition, which expanded our base of recurring revenue customers and added suppliers to our network.

Purchase Price Allocation

We accounted for the acquisition as a business combination. We allocated the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. Goodwill is attributed to buyer-specific value resulting from expected synergies, including long-term cost savings, as well as a trained workforce which are not included in the fair values of assets. Goodwill will not be amortized; however the value is deductible for tax purposes.

The purchase price consisted of the following (in thousands):

Cash	$12,595
SPS Commerce, Inc. common stock	2,203

$14,798

The number of shares of our common stock issued for the acquisition was 43,595 shares as calculated according to the terms of the purchase agreement. The fair value of the shares issued was approximately $2.2 million and was determined using the closing price of our common stock on October 10, 2014.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Current and other assets	$659
Property and equipment	143
Goodwill	9,954
Intangible assets	4,891
Current liabilities	(849)

$14,798

Purchased Intangible Assets

The following table summarizes the estimated fair value of the purchased intangible assets and their estimated useful lives:

Purchased Intangible Assets	Estimated Fair Value (in thousands)	Estimated Life (in years)
Subscriber relationships	$3,778	9
Non-competition agreements	148	5
Technology and other	965	2.5

Total	$4,891

The purchased intangible assets are being amortized on a straight-line basis over their estimated useful lives. Amortization expense related to these intangible assets was $168,000 for the year ended December 31, 2014.

Acquisition-Related Costs and Post-Acquisition Operating Results

Acquisition-related costs were $690,000, including $338,000 for a one-time Australian stamp duty tax, and are included in our consolidated statements of comprehensive income for the year ended December 31, 2014. The operating results of Leadtec have been included in our consolidated financial statements from October 12, 2014, the closing date of the acquisition. For the period from October 12, 2014 through December 31, 2014, revenues of approximately $1.2 million and an operating loss of approximately $280,000 were attributable to Leadtec.

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below presents the combined operating results of SPS Commerce and Leadtec as if the acquisition had occurred on January 1, 2013. The unaudited pro forma information includes the historical operating results of each company and pro forma adjustments for annual amortization expense related to purchased intangible assets and the expected tax impact considering our current tax elections and representations.

	Year Ended December 31,
(in thousands, except per share data)	2014	2013
Pro forma total revenue	$132,818	$110,759
Pro forma net income	2,973	1,236
Pro forma net income per share
Basic	0.18	0.08
Diluted	0.18	0.08

The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have actually been reported had the acquisition occurred on January 1, 2013, nor is it necessarily indicative of our results of operations for any future periods.

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

The purchased intangible assets are being amortized on a straight-line basis over their estimated useful lives. Amortization expense related to these intangible assets was $1.8 million for each of the years ended December 31, 2014 and 2013 and $727,000 for the period from August 7, 2012 through December 31, 2012.

Acquisition-Related Costs and Post-Acquisition Operating Results

Acquisition-related costs were $212,000 and are included in our consolidated statements of comprehensive income for the year ended December 31, 2012. The operating results of Edifice have been included in our consolidated financial statements from August 7, 2012, the closing date of the acquisition. For the period from August 7, 2012 through December 31, 2012, approximately $5.0 million of our revenues were derived from Edifice customers. The amount of operating income or loss from Edifice was not separately identifiable due to our integration.

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

(in thousands, except per share data)	Year Ended December 31, 2012
Pro forma total revenue	$83,478
Pro forma net income	1,055
Pro forma net income per share
Basic	0.08
Diluted	0.07

The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have actually been reported had the acquisition occurred on January 1, 2011, nor is it necessarily indicative of our results of operations for any future periods.

NOTE C – Allowance for Doubtful Accounts

The allowance for doubtful accounts activity, included in accounts receivable, net, was as follows (in thousands):

	2014	2013	2012
Balances, January 1	$237	$227	$222
Provision for doubtful accounts	717	479	383
Write-offs	(750)	(504)	(426)
Recoveries	75	35	48

Balances, December 31	$279	$237	$227

NOTE D – Property and Equipment, net

Property and equipment, net included the following (in thousands):

	December 31,
	2014	2013
Computer equipment and purchased software	$22,766	$18,368
Office equipment and furniture	5,015	3,828
Leasehold improvements	4,039	2,682

	31,820	24,878
Less: accumulated depreciation and amortization	(20,459)	(14,956)

	$11,361	$9,922

At December 31, 2014 and 2013, property and equipment, net included approximately $680,000 and $71,000, respectively, of assets held at subsidiary and office locations outside of the United States of America.

NOTE E – Goodwill and Intangible Assets, net

The change in goodwill for the year ended December 31, 2014 was due to the $10.0 million of goodwill from the acquisition of Leadtec (see Note B), partially offset by the effect of foreign currency translation.

Intangible assets, net included the following (in thousands):

	December 31,
	2014			2013
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Subscriber relationships	$26,724	$(8,992)	$17,732	$23,160	$(6,376)	$16,784
Non-competition agreements	1,849	(1,581)	268	1,710	(1,412)	298
Technology and other	922	(71)	851	—	—	—

	$29,495	$(10,644)	$18,851	$24,870	$(7,788)	$17,082

Amortization expense for the year ended December 31, 2013 included $290,000 for the impairment of a certain non-competition agreement.

At December 31, 2014, future amortization expense for intangible assets was as follows (in thousands):

2015	$3,368
2016	3,368
2017	3,097
2018	2,485
2019	2,193
Thereafter	4,340

$18,851

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

The revolving credit agreement contains customary representations, warranties, covenants and events of default, including, but not limited to financial covenants requiring us to maintain a fixed charge coverage ratio of not less than 1.20 to 1.00, cash and cash equivalents of not less than $10 million and a minimum number of recurring revenue customers. If an event of default occurs, among other things, the applicable interest rate is subject to an increase of 200 basis points and all outstanding obligations may become immediately due and payable.

There were no borrowings under the revolving credit agreement in 2014 or 2013. In connection with the acquisition of Edifice in 2012 (see Note B), we borrowed $11.0 million under our line of credit to fund a portion of the cash paid for the acquisition. On September 11, 2012, this debt was repaid in full with a portion of the proceeds received from our public offering of common stock on that date (see Note I).

As of December 31, 2014 and 2013, there were no borrowings outstanding, approximately $20.0 million was available for borrowings, and we were in compliance with all covenants under the revolving credit agreement.

NOTE G – Accrued Expenses

In the second quarter of 2013, we entered into an agreement to purchase software licenses. At December 31, 2013, our future payments under this agreement, which are included in accrued expenses in our consolidated balance sheets, were approximately $1.4 million. These obligations were fully repaid in the second quarter of 2014.

NOTE H – Commitments and Contingencies

Capital Leases

In connection with the acquisition of Edifice (see Note B), we assumed certain capital lease obligations for computer equipment and purchased software. As of September 30, 2012, these leases were fully repaid.

Operating Leases

We are obligated under non-cancellable operating leases primarily for office space. Rent expense charged to operations was $3.7 million, $2.8 million and $1.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

On February 14, 2012, we executed a new lease agreement for our current headquarters location which commenced on November 1, 2012 and expires on April 30, 2020. The lease includes additional square footage upon commencement, an automatic expansion of space on or about September 1, 2013, a right of first offer to lease certain additional space, which we exercised, and two options to extend the term of the lease for three years at a market rate determined in accordance with the lease. There was also a rent holiday from November 2012 to October 2013 which has been incorporated into our deferred rent calculation.

At December 31, 2014, our future minimum payments under operating leases were as follows (in thousands):

2015	$3,667
2016	3,132
2017	2,851
2018	2,703
2019	2,707
Thereafter	1,548

$16,608

Other Contingencies

We may be involved in various claims and legal actions in the normal course of business. Our management believes that the outcome of any such claims and legal actions will not have a significant adverse effect on our financial position, results of operations or cash flows.

NOTE I – Stockholders’ Equity

Common Stock Issued

On October 12, 2014, in connection with the acquisition of Leadtec (see Note B), we issued 43,595 shares of our common stock. The fair value of the shares we issued, approximately $2.2 million, was determined using the closing price of our common stock on October 10, 2014.

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

NOTE J – Stock-Based Compensation

Our equity compensation plans provide for the grant of incentive and nonqualified stock options, as well as other stock-based awards including restricted stock and restricted stock units, to employees, non-employee directors and other consultants who provide services to us. Restricted stock awards result in the issuance of new shares when granted. For other stock-based awards, new shares are issued when the award is exercised, vested or released according to the terms of the agreement. In January 2014, 965,527 additional shares were reserved for future issuance under our 2010 Equity Incentive Plan. At December 31, 2014, there were approximately 2.6 million shares available for grant under approved equity compensation plans.

We recorded stock-based compensation expense of $5.4 million, $4.2 million and $2.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. This expense was allocated as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Cost of revenues	$614	$475	$382
Operating expenses
Sales and marketing	1,933	1,481	895
Research and development	444	266	140
General and administrative	2,405	1,981	1,338

Total stock-based compensation expense	$5,396	$4,203	$2,755

As of December 31, 2014, there was approximately $8.8 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a straight line basis over a weighted average period of 2.5 years.

Stock Options

Stock options generally vest over four years and have a contractual term of seven to ten years from the date of grant. Our stock option activity was as follows:

	Options (#)	Weighted Average Exercise Price ($/share)
Outstanding at January 1, 2012	1,669,409	$8.14
Granted	240,831	26.38
Exercised	(468,717)	3.35
Forfeited	(71,382)	19.25

Outstanding at December 31, 2012	1,370,141	12.41
Granted	225,439	40.64
Exercised	(469,225)	7.96
Forfeited	(29,132)	30.93

Outstanding at December 31, 2013	1,097,223	19.62
Granted	153,770	62.86
Exercised	(153,196)	12.27
Forfeited	(12,334)	41.38

Outstanding at December 31, 2014	1,085,463	26.53

Of the total outstanding options at December 31, 2014, 758,578 were exercisable with a weighted average exercise price of $18.30 per share. The total outstanding options had a weighted average remaining contractual life of 5.2 years.

The fair value of options that vested during the years ended December 31, 2014, 2013 and 2012 was $2.9 million, $2.6 million and $2.3 million, respectively.

The intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $7.4 million, $20.7 million and $12.1 million, respectively. The intrinsic value of outstanding options at December 31, 2014, 2013 and 2012 was $33.8 million, $50.1 million and $34.1 million, respectively.

The weighted-average fair values per share of options granted during 2014, 2013 and 2012 were $24.36, $14.60 and $10.43, respectively. The fair values of the options granted were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2014	2013	2012
Volatility	42%	41%	46%
Dividend yield	—	—	—
Life (in years)	4.17	4.75	4.75
Risk-free interest rate	1.44%	0.86%	0.79%

Prior to becoming a public entity in 2010, historical volatility was not available for our common stock. As a result, we do not have sufficient data to rely solely on the historical volatility of our common stock. Therefore, we have estimated volatility based partially on the historical volatilities of the publicly traded shares of a selected peer group, and partially on the historical volatility of our common stock, which collectively provided a reasonable basis for estimating volatility. Beginning in 2015, we anticipate that we will be able to rely solely on the historical volatility of our common stock.

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

Our restricted stock units activity was as follows:

	Restricted Stock Units (#)	Weighted Average Grant Date Fair Value ($/share)
Outstanding at January 1, 2012	—	$—
Granted	75,873	26.25
Vested and common stock issued	—	—
Forfeited	(7,632)	25.32

Outstanding at December 31, 2012	68,241	26.35
Granted	59,695	40.06
Vested and common stock issued	(17,060)	26.09
Forfeited	(8,232)	33.85

Outstanding at December 31, 2013	102,644	33.77
Granted	42,001	64.89
Vested and common stock issued	(28,367)	32.92
Forfeited	(1,145)	35.42

Outstanding at December 31, 2014	115,133	45.25

The number of restricted stock units outstanding at December 31, 2014 included 23,193 units that have vested but for which shares of common stock have not yet been issued pursuant to the terms of the agreement.

Our restricted stock awards activity was as follows:

	Restricted Stock Awards (#)	Weighted Average Grant Date Fair Value ($/share)
Outstanding at January 1, 2012	—	$—
Restricted common stock issued	6,330	27.55
Restrictions lapsed	—	—
Forfeited	(1,055)	27.55

Outstanding at December 31, 2012	5,275	27.55
Restricted common stock issued	5,688	48.66
Restrictions lapsed	(9,541)	36.99
Forfeited	—	—

Outstanding at December 31, 2013	1,422	48.66
Restricted common stock issued	5,352	51.74
Restrictions lapsed	(5,199)	51.04
Forfeited	(237)	48.66

Outstanding at December 31, 2014	1,338	51.74

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

For the offering periods in 2014, we withheld approximately $1.3 million from employees participating in the plan and we purchased 26,353 shares on their behalf. For the offering periods in 2013, we withheld approximately $1.2 million from employees participating in the plan and we purchased 32,114 shares on their behalf. For the offering period in 2012, we withheld approximately $448,000 from employees participating in the plan and we purchased 17,332 shares on their behalf.

For the years ended December 31, 2014, 2013 and 2012, we recorded approximately $473,000, $402,000 and $148,000 of stock-based compensation expense associated with the employee stock purchase plan. The fair value was estimated based on the market price of our common stock at the beginning of each offering period and using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2014	2013	2012
Volatility	45%	46%	46%
Dividend yield	—	—	—
Life (in years)	0.50	0.50	0.50
Risk-free interest rate	0.08%	0.10%	0.15%

NOTE K – Income Taxes

The provision for income taxes was as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current
Federal	$43	$—	$—
State	254	192	74
Foreign	80	51	63
Deferred
Federal	1,183	450	188
State	(152)	(7)	(204)

	$1,408	$686	$121

A reconciliation of the expected federal income tax at the statutory rate to the provision for income taxes was as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Expected federal income tax at statutory rate	$1,398	$593	$459
State income taxes, net of federal tax effect	124	78	31
Tax impact of foreign activity	37	44	(8)
Permanent book/tax differences	173	106	23
Change in valuation allowance	(88)	17	(88)
Change in state deferred rate	(9)	53	(162)
Prior year true up	(43)	4	(135)
Research and development credit	(178)	(202)	—
Other	(6)	(7)	1

Total provision for income taxes	$1,408	$686	$121

The significant components of our deferred tax assets (liabilities) were as follows (in thousands):

	December 31,
	2014		2013
Current
Current net operating loss and credit carryforwards	$376		$1,258
Accounts receivable allowance	172		157
Stock-based compensation expense	406		229
Accrued expenses	940		790

Total current deferred tax asset		1,894		2,434
Foreign operations	—		(53)
Deferred operations	(1,662)		(985)

Total current deferred tax liability		(1,662)		(1,038)
Valuation allowance		(156)		(124)

Net current deferred tax asset		$76		$1,272

Non-current
Net operating loss and credit carryforwards	$4,662		$6,145
Deferred operations	3,485		3,029
Stock-based compensation expense	2,315		1,561
Depreciation and amortization	1,567		1,159
Other	40		34

Total non-current deferred tax asset		12,069		11,928
Foreign operations	(41)		—

Total non-current deferred tax liability		(41)		—
Valuation allowance		(993)		(1,058)

Net non-current deferred tax asset		$11,035		$10,870

As of December 31, 2014, we had net operating loss carryforwards of $69.8 million for U.S. federal tax purposes. We also had $28.3 million of various state net operating loss carryforwards. The loss carryforwards for federal tax purposes will expire between 2019 and 2034 if not utilized. The loss carryforwards for state tax purposes will expire between 2015 and 2034 if not utilized.

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

Our federal and state net operating losses at December 31, 2014 included $43.3 million and $9.0 million, respectively, of income tax deductions in excess of previously recorded tax benefits. Although these additional tax deductions are included in the net operating losses referenced above, the related tax benefit will not be recognized until the deductions reduce our income taxes payable. The tax benefit of these excess deductions will be reflected as a credit to additional paid in capital when recognized. Accordingly, our deferred tax assets are reported net of the excess tax deductions for stock compensation and Section 382 limitations.

As of December 31, 2014 we had federal research and development credit carryforwards, net of Section 383 limitations, of $532,000, which, if not utilized, will begin to expire in 2030. We had state research and development credit carryforwards of $171,000, which, if not utilized, will begin to expire in 2025.

As of December 31, 2014, we had a valuation allowance against our deferred tax assets of $1.1 million. The valuation allowance is established for various state net operating loss and credit carryforwards that we do not expect to utilize based on our current expectations of future state taxable income.

As of December 31, 2014 and 2013, we had income tax receivables of $31,000 and $26,000, respectively, which were included in other current assets on the consolidated balance sheets.

We are subject to income taxes in the U.S. federal and various state and international jurisdictions. We are generally subject to U.S. federal and state tax examinations for all prior tax years due to our net operating loss carryforwards and the utilization of the carryforwards in years still open under statute. As of December 31, 2014, we are not under any income tax audits by tax authorities.

As of December 31, 2014, we do not have any unrecognized tax benefits. It is our practice to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We do not expect any material changes in our unrecognized tax positions over the next 12 months.

NOTE L – Net Income Per Share

The following table presents the components of the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Year Ended December 31,
	2014	2013	2012
Numerator
Net income	$2,704	$1,051	$1,222

Denominator
Weighted average common shares outstanding, basic	16,236	15,201	13,056
Options to purchase common stock	535	676	826
Restricted stock units	42	51	26
Employee stock purchase plan	1	3	2

Weighted average common shares outstanding, diluted	16,814	15,931	13,910

Net income per share
Basic	$0.17	$0.07	$0.09

Diluted	$0.16	$0.07	$0.09

For the years ended December 31, 2014 and 2013, the effect of approximately 126,000 and 1,000 outstanding potential common shares, respectively, were excluded from the calculation of diluted net income per share because they were anti-dilutive. For the year ended December 31, 2012, the effect of all outstanding potential common shares was included in the calculation of diluted net income per share.

NOTE M – Retirement Savings Plan

We sponsor a 401(k) retirement savings plan for our employees. Employees can contribute up to 100% of their compensation, subject to the limits established by law. The company will match 25% of the employee’s contribution up to the first 6% of pre-tax annual compensation. Our matching contributions to the plan, which vest immediately, were $733,000, $522,000 and $372,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

NOTE N – Selected Quarterly Financial Data (Unaudited)

The following table presents our selected unaudited quarterly statements of comprehensive income data (in thousands, except per share amounts):

	For the Three Months Ended
2014	Mar 31	Jun 30	Sep 30	Dec 31
Revenues	$28,939	$31,100	$32,506	$35,402
Gross profit	19,684	21,473	22,536	24,263
Income from operations	598	1,014	1,354	1,417
Net income	373	639	838	854
Diluted earnings per share	0.02	0.04	0.05	0.05

	For the Three Months Ended
2013	Mar 31	Jun 30	Sep 30	Dec 31
Revenues	$23,752	$25,658	$27,008	$27,973
Gross profit	16,686	17,715	18,759	19,450
Income from operations	194	483	371	724
Net income	199	288	270	294
Diluted earnings per share	0.01	0.02	0.02	0.02

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014, the end of the period covered by this Annual Report on Form 10-K. This evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Disclosure controls and procedures means controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed such that information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO and CFO have concluded that as of December 31, 2014, our disclosure controls and procedures were effective.

In the fourth quarter of 2014, we acquired the net assets of Leadtec Systems Australia Pty Ltd (“Leadtec”), and its affiliates, Advanced Barcode Solutions Pty Ltd, Scott Needham and Leading Technology Group Pty Ltd. Leadtec represented approximately 2% of our total consolidated assets and 1% of our consolidated revenues as of and for the year ended December 31, 2014. As the acquisition occurred in the fourth quarter of 2014, the scope of our assessment of the effectiveness of internal control over financial reporting does not include Leadtec. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition.

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

Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed our internal control over financial reporting as of December 31, 2014, based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2014 based on the specified criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report, which is included under Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to executive officers is contained in Item 1 of this Annual Report on Form 10-K under the heading “Executive Officers” and with respect to other information relating to our directors and executive officers will be set forth in our 2015 Proxy Statement under the caption “Item 1 —  Election of Directors,” which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference.

The information required by this item under Item 405 of Regulation S-K is incorporated herein by reference to the section titled “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2015 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

The information required by this item under Item 407(d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference to the section titled “Information Regarding the Board of Directors and Corporate Governance — Board Committees — Audit Committee” of our 2015 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

The information required by this item is incorporated herein by reference to the sections titled “Executive Compensation,” and “Certain Relationships and Related Transactions — Compensation Committee Interlocks and Insider Participation” of our 2015 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information related to security ownership required by this item is incorporated herein by reference to the section titled “Security Ownership” of our 2015 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

The information related to our equity compensation plans required by this item is incorporated herein by reference to the section titled “Executive Compensation — Outstanding Equity Awards” of our 2015 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the sections titled “Certain Relationships and Related Transactions,” and “Information Regarding the Board of Directors and Corporate Governance — Director Independence” of our 2015 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the section titled “Audit Committee Report and Payment of Fees to Our Independent Auditor” of our 2015 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Dated: February 20, 2015

SPS COMMERCE, INC.

By:	/s/ ARCHIE C. BLACK
Archie C. Black
President and Chief Executive Officer

Each of the undersigned hereby appoints Archie C. Black and Kimberly K. Nelson, and each of them (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Act of 1934, any and all amendments and exhibits to this annual report on Form 10-K and any and all applications, instruments, and other documents to be filed with the Securities and Exchange Commission pertaining to this annual report on Form 10-K or any amendments thereto, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 20, 2015.

Name and Signature	Title

/s/ ARCHIE C. BLACK Archie C. Black	Chief Executive Officer, President and Director (principal executive officer)

/s/ KIMBERLY K. NELSON Kimberly K. Nelson	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

/s/ MICHAEL B. GORMAN Michael B. Gorman	Director

/s/ MARTIN J. LEESTMA Martin J. Leestma	Director

James B. Ramsey	Director

/s/ MICHAEL A. SMERKLO Michael A. Smerklo	Director

/s/ PHILIP E. SORAN Philip E. Soran	Director

/s/ SVEN A. WEHRWEIN Sven A. Wehrwein	Director

EXHIBIT INDEX

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

2.1	Asset Purchase Agreement, dated as of May 17, 2011, by and between Direct EDI LLC and the registrant	8-K	001-34702	05/23/2011	2.1

2.2	Asset Purchase Agreement, dated as of August 6, 2012, by and between Edifice Information Management Systems, Inc. and the registrant	8-K	001-34702	08/07/2012	2.1

2.3	Asset Purchase Agreement, dated as of October 12, 2014, by and between Leadtec Systems Australia Pty Ltd, Advanced Barcode Solutions Pty Ltd, Scott Needham, Leading Technology Group Pty Ltd, SPS Commerce Australia Pty Ltd and SPS Commerce, Inc.	8-K	001-34702	10/14/2014	2.1

3.1	Amended and Restated Certificate of Incorporation	S-3	333-182097	06/13/2012	4.1

3.2	Amended and Restated Bylaws	S-1/A	333-163476	03/05/2010	3.2

10.1	1999 Equity Incentive Plan**	S-1/A	333-163476	01/11/2010	10.1

10.2	Form of Option Agreement under 1999 Equity Incentive Plan**	S-1/A	333-163476	01/11/2010	10.2

10.3	2001 Stock Option Plan**	S-1/A	333-163476	01/11/2010	10.3

10.4	Form of Incentive Stock Option Agreement under 2001 Stock Option Plan**	S-1/A	333-163476	01/11/2010	10.4

10.5	Form of Non-Statutory Stock Option Agreement (Director) under 2001 Stock Option Plan**	S-1/A	333-163476	01/11/2010	10.5

10.6	2010 Equity Incentive Plan, as amended effective October 29, 2014**					X

10.7	Form of Incentive Stock Option Agreement under 2010 Equity Incentive Plan**	8-K	001-34702	02/17/2012	10.2

10.8	Form of Non-Statutory Stock Option Agreement (Employee) under 2010 Equity Incentive Plan**	8-K	001-34702	02/17/2012	10.3

10.9	Form of Non-Statutory Stock Option Agreement (Director) under 2010 Equity Incentive Plan**	8-K	001-34702	02/17/2012	10.4

10.10	Form of Restricted Stock Unit Award Agreement under 2010 Equity Incentive Plan**	8-K	001-34702	02/17/2012	10.5

10.11	2002 Management Incentive Agreement between the Company and Archie C. Black**	S-1/A	333-163476	01/11/2010	10.14

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

10.12	2002 Management Incentive Agreement between the Company and James J. Frome**	S-1/A	333-163476	01/11/2010	10.15

10.13	Non-Employee Director Compensation Policy**	10-K	001-34702	02/20/2014	10.13

10.14	Form of Indemnification Agreement for Steve A. Cobb, Michael B. Gorman, and George H. Spencer, III	S-1/A	333-163476	01/11/2010	10.17

10.15	Form of Indemnification Agreement for Independent Directors	S-1/A	333-163476	01/11/2010	10.18

10.16	Form of Indemnification Agreement for Archie C. Black**	S-1/A	333-163476	01/11/2010	10.19

10.17	Employment Agreement between the Company and Archie C. Black**	S-1/A	333-163476	03/05/2010	10.20

10.18	Form of At-will Confidentiality Agreement Regarding Certain Terms and Conditions of Employment for Kimberly K. Nelson, James J. Frome, Michael J. Gray and David J. Novak, Jr.**	S-1/A	333-163476	03/05/2010	10.21

10.19	Revolving Credit Agreement, dated as of September 30, 2011, by and between the registrant and JPMorgan Chase Bank, N.A.	8-K	001-34702	10/03/2011	10.1

10.20	Standard Form Office Lease, dated as of February 14, 2012, by and between the registrant and CSDV-MN Limited Partnership	8-K	001-34702	02/17/2012	10.1

10.21	Form of Restricted Stock Award Agreement under 2010 Equity Incentive Plan**	10-Q	001-34702	05/08/2012	10.6

10.22	Separation Agreement between SPS Commerce, Inc. and Michael J. Gray dated November 19, 2012**	8-K	001-34702	11/23/2012	10

21.1	Subsidiaries of the registrant					X

23.1	Consent of KPMG LLP					X

23.2	Consent of Grant Thornton LLP					X

24.1	Power of Attorney (included on signature page)					X

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended					X

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T					X

**	Indicates management contract or compensatory plan or arrangement.