Form 10-Q
period 2015-03-31
SPS COMMERCE INC
filed 2015-04-30
CIK 1092699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2015

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding at April 22, 2015 was 16,527,869 shares.

SPS COMMERCE, INC.

QUARTERLY REPORT ON FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains forward-looking statements regarding us, our business prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described under the heading “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We expressly disclaim any intent or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Commission that advise interested parties of the risks and factors that may affect our business.

PART I. – FINANCIAL INFORMATION

Item 1.	Financial Statements

SPS COMMERCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except share amounts)

	March 31, 2015	December 31, 2014

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$133,550	$130,795
Accounts receivable, less allowance for doubtful accounts of $300 and $279, respectively	15,823	15,422
Deferred costs	12,911	12,055
Deferred income taxes	76	76
Other current assets	3,797	3,846

Total current assets	166,157	162,194

PROPERTY AND EQUIPMENT, net	12,088	11,361
GOODWILL	34,210	34,854
INTANGIBLE ASSETS, net	17,705	18,851
OTHER ASSETS
Deferred costs, non-current	5,274	5,267
Deferred income taxes, non-current	11,086	11,035
Other non-current assets	350	213

Total assets	$246,870	$243,775

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,444	$3,961
Accrued compensation	10,303	9,926
Accrued expenses	2,796	2,470
Deferred revenue	7,530	7,505
Deferred rent	677	698

Total current liabilities	24,750	24,560

OTHER LIABILITIES
Deferred revenue, non-current	10,550	10,653
Deferred rent, non-current	3,346	3,471

Total liabilities	38,646	38,684

COMMITMENTS and CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 55,000,000 shares authorized; 16,525,270 and 16,348,747 shares issued and outstanding, respectively	16	16
Additional paid-in capital	254,479	250,633
Accumulated deficit	(43,502)	(44,088)
Foreign currency translation adjustments	(2,769)	(1,470)

Total stockholders’ equity	208,224	205,091

Total liabilities and stockholders’ equity	$246,870	$243,775

See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; in thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014

Revenues	$36,970	$28,939
Cost of revenues	11,572	9,255

Gross profit	25,398	19,684

Operating expenses
Sales and marketing	13,744	10,884
Research and development	4,069	2,974
General and administrative	5,818	4,511
Amortization of intangible assets	845	717

Total operating expenses	24,476	19,086

Income from operations	922	598
Other income (expense)
Interest income, net	37	49
Other expense	(112)	(56)

Total other expense, net	(75)	(7)

Income before income taxes	847	591
Income tax expense	(261)	(218)

Net income	$586	$373

Net income per share
Basic	$0.04	$0.02
Diluted	$0.03	$0.02

Weighted average common shares used to compute net income per share
Basic	16,433	16,155
Diluted	17,011	16,830

Other comprehensive income (loss)
Foreign currency translation adjustments	(1,299)	—

Comprehensive income (loss)	$(713)	$373

See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Three Months Ended March 31,
	2015	2014

Cash flows from operating activities
Net income	$586	$373
Reconciliation of net income to net cash provided by operating activities
Deferred income taxes	(51)	173
Depreciation and amortization of property and equipment	1,541	1,304
Amortization of intangible assets	845	717
Provision for doubtful accounts	138	157
Stock-based compensation	1,499	1,339
Changes in assets and liabilities
Accounts receivable	(594)	(712)
Deferred costs	(863)	(764)
Other current assets	(105)	66
Accounts payable	(477)	445
Accrued compensation	420	(287)
Accrued expenses	347	255
Deferred revenue	(78)	574
Deferred rent	(146)	(82)

Net cash provided by operating activities	3,062	3,558

Cash flows from investing activities
Purchases of property and equipment	(2,308)	(861)

Net cash used in investing activities	(2,308)	(861)

Cash flows from financing activities
Net proceeds from exercise of options to purchase common stock	2,047	587
Excess tax benefit from exercise of options to purchase common stock	300	25

Net cash provided by financing activities	2,347	612

Effect of foreign currency exchange rate changes	(346)	—

Net increase in cash and cash equivalents	2,755	3,309
Cash and cash equivalents at beginning of period	130,795	131,294

Cash and cash equivalents at end of period	$133,550	$134,603

See accompanying notes to these condensed consolidated financial statements.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of SPS Commerce, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and notes required by GAAP. We have included all normal recurring adjustments considered necessary to give a fair statement of our financial position, results of operations and cash flows for the interim periods shown. Operating results for these interim periods are not necessarily indicative of the results to be expected for the full year. The December 31, 2014 condensed consolidated balance sheet data was derived from our audited financial statements at that date. For further information, refer to the consolidated financial statements and accompanying notes for the year ended December 31, 2014 included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 20, 2015.

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

Significant Accounting Policies

During the three months ended March 31, 2015, there were no material changes in our significant accounting policies. See Note A to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission on February 20, 2015, for additional information regarding our significant accounting policies.

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

NOTE B – Goodwill and Intangible Assets, net

The change in our goodwill for the three months ended March 31, 2015 was due the effect of foreign currency translation.

Intangible assets included the following (in thousands):

	March 31, 2015			December 31, 2014
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net

Subscriber relationships	$26,490	$(9,719)	$16,771	$26,724	$(8,992)	$17,732
Non-competition agreements	1,842	(1,601)	241	1,849	(1,581)	268
Technology and other	862	(169)	693	922	(71)	851

	$29,194	$(11,489)	$17,705	$29,495	$(10,644)	$18,851

At March 31, 2015, future amortization expense for intangible assets was as follows (in thousands):

Remainder of 2015	$2,484
2016	3,314
2017	3,047
2018	2,456
2019	2,164
Thereafter	4,240

$17,705

NOTE C – Line of Credit

We have a revolving credit agreement with JPMorgan Chase Bank, N.A. which provides for a $20 million revolving credit facility that we may draw upon from time to time, subject to certain terms and conditions, and will mature on September 30, 2016.

There were no borrowings outstanding at March 31, 2015 and we were in compliance with all covenants under the revolving credit agreement as of that date.

NOTE D – Stock-Based Compensation

Our equity compensation plans provide for the grant of incentive and nonqualified stock options, as well as other stock-based awards including restricted stock and restricted stock units, to employees, non-employee directors and other consultants who provide services to us. Restricted stock awards result in the issuance of new shares when granted. For other stock-based awards, new shares are issued when the award is exercised, vested or released according to the terms of the agreement. In January 2015, 980,924 additional shares were reserved for future issuance under our 2010 Equity Incentive Plan. At March 31, 2015, there were approximately 3.4 million shares available for grant under approved equity compensation plans.

We recorded stock-based compensation expense of $1.5 million and $1.3 million for the three months ended March 31, 2015 and 2014, respectively. This expense was allocated as follows (in thousands):

	Three Months Ended March 31,
	2015	2014

Cost of revenues	$172	$153
Operating expenses
Sales and marketing	542	482
Research and development	135	93
General and administrative	650	611

Total stock-based compensation expense	$1,499	$1,339

At March 31, 2015, there was approximately $14.3 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a straight line basis over a weighted average period of 3.1 years.

Stock Options

Stock options generally vest over four years and have a contractual term of seven to ten years from the date of grant. Our stock option activity was as follows:

	Options (#)	Weighted Average Exercise Price ($/share)

Outstanding at December 31, 2014	1,085,463	$26.53
Granted	140,425	67.10
Exercised	(138,986)	14.73
Forfeited	(8,041)	39.86

Outstanding at March 31, 2015	1,078,861	33.23

Of the total outstanding options at March 31, 2015, 698,197 were exercisable with a weighted average exercise price of $21.79 per share. The total outstanding options had a weighted average remaining contractual life of 5.3 years.

The weighted average fair value per share of options granted during the first three months of 2015 was $23.28 and this was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Volatility	39.0%
Dividend yield	0%
Life (in years)	4.6
Risk-free interest rate	1.40%

As discussed in Note J to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014, beginning in 2015, the volatility assumption used for the Black-Scholes option pricing model is now based solely on the historical volatility of our common stock. Previously, we estimated volatility based partially on the historical volatilities of the publicly traded shares of a selected peer group and partially on the historical volatility of our common stock.

Restricted Stock Units and Awards

Restricted stock units vest over four years and, upon vesting, the holder is entitled to receive shares of our common stock. With restricted stock awards, shares of our common stock are issued when the award is granted and the restrictions lapse over one year.

Our restricted stock units activity was as follows:

	Restricted Stock Units (#)	Weighted Average Grant Date Fair Value ($/share)

Outstanding at December 31, 2014	115,133	$45.25
Granted	57,802	67.10
Vested and common stock issued	(37,537)	40.86
Forfeited	(2,464)	43.56

Outstanding at March 31, 2015	132,934	56.02

The number of restricted stock units outstanding at March 31, 2015 included 3,140 units that have vested but for which shares of common stock have not yet been issued pursuant to the terms of the agreement.

Our restricted stock awards activity was as follows:

	Restricted Stock Awards (#)	Weighted Average Grant Date Fair Value ($/share)

Outstanding at December 31, 2014	1,338	$51.74
Restricted common stock issued	—	—
Restrictions lapsed	(1,338)	51.74
Forfeited	—	—

Outstanding at March 31, 2015	—	—

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

For the offering period that began on January 1, 2015, we withheld approximately $382,000 from employees participating in the plan as of March 31, 2015.

For the three months ended March 31, 2015, we recorded approximately $97,000 of stock-based compensation expense associated with the employee stock purchase plan. The fair value was estimated based on the market price of our common stock at the beginning of each offering period and using the Black-Scholes option pricing model with the following weighted-average assumptions:

Volatility	32.0%
Dividend yield	0%
Life (in years)	0.50
Risk-free interest rate	0.12%

NOTE E – Income Taxes

We record our interim provision for income taxes by applying our estimated annual effective tax rate to our year-to-date pretax income and adjust the provision for discrete tax items recorded in the period. Differences between our effective tax rate and statutory tax rates are primarily due to the impact of meals and entertainment expense and employee stock purchase plan expense.

We recorded income tax expense of $261,000 and $218,000 for the three months ended March 31, 2015 and 2014, respectively. Our provisions for income taxes included current foreign and state income tax expense, as well as deferred tax expense.

We are subject to U.S federal income tax as well as income tax in various state and international jurisdictions. We are generally subject to tax examinations for all prior years due to our net operating loss carryforwards. As of March 31, 2015, we were not under any income tax audits by tax authorities.

As of March 31, 2015 we do not have any unrecognized tax benefits. It is our practice to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We do not expect any material changes in our unrecognized tax positions over the next 12 months.

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

The following table presents the components of the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended March 31,
	2015	2014

Numerator
Net income	$586	$373

Denominator
Weighted average common shares outstanding, basic	16,433	16,155
Options to purchase common stock	553	616
Restricted stock units	24	57
Employee stock purchase plan	1	2

Weighted average common shares outstanding, diluted	17,011	16,830

Net income per share
Basic	$0.04	$0.02

Diluted	$0.03	$0.02

The effect of approximately 256,000 and 120,000 outstanding potential common shares was excluded from the calculation of diluted net income per share for the three months ended March 31, 2015 and 2014, respectively.

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

For the three months ended March 31, 2015, our revenues were $37.0 million, an increase of 28% from the comparable period in 2014, and represented our 57th consecutive quarter of increased revenues. Total operating expenses increased 28% and net income increased 57% for the same period in 2015 from 2014.

Key Financial Terms and Metrics

We have several key financial terms and metrics, including annualized average recurring revenues per recurring revenue customer, which we also refer to as wallet share. During the three months ended March 31, 2015, there were no changes in the definitions of our key financial terms and metrics, which are discussed in more detail under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission on February 20, 2015.

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

These non-GAAP measures should not be considered a substitute for, or superior to, financial measures calculated in accordance with U.S. generally accepted accounting principles (“GAAP”). These non-GAAP financial measures exclude significant expenses and income that are required by GAAP to be recorded in our financial statements and are subject to inherent limitations. Investors should review the reconciliations of non-GAAP financial measures to the comparable GAAP financial measures that are included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

A critical accounting policy is one that is both material to the presentation of our financial statements and requires us to make difficult, subjective or complex judgments for uncertain matters that could have a material effect on our financial condition and results of operations. Accordingly, we believe that our policies for revenue recognition, the allowance for doubtful accounts, income taxes, stock-based compensation and the valuation of goodwill and purchased intangible assets are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

During the three months ended March 31, 2015, there were no changes in our significant accounting policies or estimates. See Note A to our consolidated financial statements included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission on February 20, 2015, for additional information regarding our accounting policies.

Results of Operations

The following table presents our results of operations for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2015		2014		Change
		% of revenue		% of revenue	$	%

Revenues	$36,970	100.0%	$28,939	100.0%	$8,031	27.8%
Cost of revenues	11,572	31.3	9,255	32.0	2,317	25.0

Gross profit	25,398	68.7	19,684	68.0	5,714	29.0

Operating expenses
Sales and marketing	13,744	37.2	10,884	37.6	2,860	26.3
Research and development	4,069	11.0	2,974	10.3	1,095	36.8
General and administrative	5,818	15.7	4,511	15.6	1,307	29.0
Amortization of intangible assets	845	2.3	717	2.5	128	17.9

Total operating expenses	24,476	66.2	19,086	66.0	5,390	28.2

Income from operations	922	2.5	598	2.1	324	54.2

Other income (expense)
Interest income, net	37	0.1	49	0.2	(12)	(24.5)
Other expense	(112)	(0.3)	(56)	(0.2)	56	100.0

Total other expense, net	(75)	(0.2)	(7)	—	68	971.4

Income before income taxes	847	2.3	591	2.0	256	43.3

Income tax expense	(261)	(0.7)	(218)	(0.8)	43	19.7

Net income	$586	1.6	$373	1.3	213	57.1

Due to rounding, totals may not equal the sum of the line items in the table above.

Three Months Ended March 31, 2015 compared to Three Months Ended March 31, 2014

Revenues. Revenues for the three months ended March 31, 2015 increased $8.0 million, or 28%, to $37.0 million from $28.9 million for the same period in 2014. The increase in revenues resulted from two primary factors: the increase in recurring revenue customers and the increase in annualized average recurring revenues per recurring revenue customer, which we also refer to as wallet share.

•	The number of recurring revenue customers increased 12% to 22,436 at March 31, 2015 from 20,016 at March 31, 2014.

•	Annualized average recurring revenues per recurring revenue customer, or wallet share, increased 15% to $6,013 for the three months ended March 31, 2015 from $5,220 for the same period in 2014. This increase in wallet share was primarily attributable to increased fees resulting from increased usage of our solutions by our recurring revenue customers and growth in larger customers.

Recurring revenues from recurring revenue customers accounted for 90% of our total revenues for each of the three months ended March 31, 2015 and 2014, respectively. We anticipate that the number of recurring revenue customers and wallet share will continue to increase as we increase the number of solutions we offer and increase the penetration of those solutions across our customer base.

Cost of Revenues. Cost of revenues for the three months ended March 31, 2015 increased $2.3 million, or 25%, to $11.6 million from $9.3 million for the same period in 2014. The increase in cost of revenues for the three month period in 2015 was primarily due to increased headcount in 2015, which resulted in higher personnel-related costs of approximately $1.9 million compared to the same period in 2014. As a percentage of revenues, cost of revenues was 31% for the three months ended March 31, 2015, compared to 32% for the same period in 2014. Going forward, we anticipate that cost of revenues will increase in absolute dollars as we continue to expand our business.

Sales and Marketing Expenses. Sales and marketing expenses for the three months ended March 31, 2015 increased $2.9 million, or 26%, to $13.7 million from $10.9 million for the same period in 2014. The increase in sales and marketing expenses for the three month period in 2015 was due to increased headcount in 2015, which resulted in higher personnel-related costs of approximately $1.8 million, as well as increased variable compensation of approximately $700,000 earned by sales personnel and referral partners from new business compared to the same period in 2014. As a percentage of revenues, sales and marketing expenses were 37% for the three months ended March 31, 2015 compared to 38% for the same period in 2014. As we expand our business, we will continue to add resources to our sales and marketing efforts over time, and we expect that these expenses will continue to increase in absolute dollars.

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2015 increased $1.1 million, or 37%, to $4.1 million from $3.0 million for the same period in 2014. The increase in research and development expenses for the three month period in 2015 was primarily due to increased headcount in 2015, which resulted in higher personnel costs of approximately $800,000 compared to the same period in 2014. We also had increased occupancy expenses of approximately $100,000 in 2015 as compared to 2014. As a percentage of revenues, research and development expenses were 11% for the three months ended March 31, 2015 compared to 10% for the same period in 2014. As we enhance and expand our solutions and applications, we expect that research and development expenses will continue to increase in absolute dollars.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2015 increased $1.3 million, or 29%, to $5.8 million from $4.5 million for the same period in 2014. The increase in general and administrative expenses for the three month period in 2015 was due to increased headcount in 2015, which resulted in higher personnel-related costs of approximately $775,000 compared to the same period in 2014. We also had increased occupancy expenses of approximately $160,000 and increased computer and office supply expenses of approximately $155,000 in 2015 as compared to 2014. As a percentage of revenues, general and administrative expenses were 16% for each of the three months ended March 31, 2015 and 2014, respectively. Going forward, we expect that general and administrative expenses will continue to increase in absolute dollars as we expand our business.

Income Tax Expense. We recorded income tax expense of $261,000 and $218,000 for the three months ended March 31, 2015 and 2014, respectively. Our provisions for income taxes included current foreign and state income tax expense, as well as deferred tax expense. The increase in income tax expense for the three month period in 2015 was primarily due to the increase in pretax book income, partially offset by an increase in discrete benefits recorded for disqualifying dispositions of incentive stock options in 2015. For the full year 2015, we expect that our annual effective income tax rate will be approximately 40%.

Adjusted EBITDA. Adjusted EBITDA, which is a non-GAAP measure of financial performance, consists of net income plus depreciation and amortization, interest expense, interest income, income tax expense, stock-based compensation expense and other adjustments as necessary for a fair presentation. The following table provides a reconciliation of net income to Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2015	2014

Net income	$586	$373
Depreciation and amortization of property and equipment	1,541	1,304
Amortization of intangible assets	845	717
Interest income, net	(37)	(49)
Income tax expense	261	218

EBITDA	3,196	2,563
Stock-based compensation expense	1,499	1,339

Adjusted EBITDA	$4,695	$3,902

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

	Three Months Ended March 31,
	2015	2014

Net income	$586	$373
Stock-based compensation expense	1,499	1,339
Amortization of intangible assets	845	717

Non-GAAP income	$2,930	$2,429

Shares used to compute non-GAAP income per share
Basic	16,433	16,155
Diluted	17,011	16,830

Non-GAAP income per share
Basic	$0.18	$0.15
Diluted	$0.17	$0.14

Liquidity and Capital Resources

At March 31, 2015, our principal sources of liquidity were cash and cash equivalents of $133.6 million and accounts receivable, net of allowance for doubtful accounts, of $15.8 million. Our working capital at March 31, 2015 was $141.4 million compared to $137.6 million at December 31, 2014. The increase in working capital from December 31, 2014 to March 31, 2015 resulted from the following:

•	$2.8 million increase in cash and cash equivalents, due primarily to the $3.1 million of cash provided by operations and the $2.0 million of cash received from the exercise of stock options, reduced by the $2.3 million of cash used for capital expenditures;

•	$401,000 increase in net accounts receivable, as new accounts slightly exceeded collections of outstanding balances for the three months ended March 31, 2015 due to growth in our business;

•	$856,000 increase in deferred costs for expenses related to increased implementation resources and commission payments for new business;

•	$517,000 decrease in accounts payable, primarily due to timing of payments and receipt of invoices;

•	$377,000 increase in accrued compensation due primarily to increased headcount and payroll timing, offset by payments made in 2015 for bonuses accrued as of December 31, 2014; and

•	$326,000 increase in accrued expenses due primarily to timing of receiving invoices and growth in our business.

Net Cash Flows from Operating Activities

Net cash provided by operating activities was $3.1 million and $3.6 million for the three months ended March 31, 2015 and 2014, respectively. The slight increase in net income, the changes in non-cash expenses, including increased depreciation, amortization and stock-based compensation, and the changes in our working capital accounts, including those discussed above, all resulted in the slight decrease in net cash provided by operations.

Net Cash Flows from Investing Activities

Net cash used in investing activities was $2.3 million and $861,000 for the three months ended March 31, 2015 and 2014, respectively, all for capital expenditures. Our capital expenditures are for supporting our business growth and existing customer base, as well as for our internal use such as equipment for our employees.

Net Cash Flows from Financing Activities

Net cash provided by financing activities was $2.3 million and $612,000 for the three months ended March 31, 2015 and 2014, respectively, all related to the exercise of stock options.

Effect of Foreign Currency Exchange Rate Changes

Our results of operations and cash flows were not materially affected by fluctuations in foreign currency exchange rates. We maintain less than 5% of our total cash and cash equivalents outside of the United States in foreign currencies, primarily in Australian dollars. We believe that a significant change in foreign currency exchange rates or an inability to access these funds would not affect our ability to meet our operational needs.

Credit Facility

We have a revolving credit agreement with JPMorgan Chase Bank, N.A. that will mature on September 30, 2016. The revolving credit agreement provides for a $20 million revolving credit facility that we may draw upon from time to time, subject to certain terms and conditions. There were no borrowings outstanding at March 31, 2015 and we were in compliance with all covenants under the revolving credit agreement as of that date.

Adequacy of Capital Resources

Our future capital requirements may vary significantly from those now planned and will depend on many factors, including:

•	costs to develop and implement new solutions and applications, if any;

•	sales and marketing resources needed to further penetrate our market and gain acceptance of new solutions and applications that we may develop;

•	expansion of our operations in the United States and internationally;

•	response of competitors to our solutions and applications; and,

•	use of capital for acquisitions, if any.

Historically, we have experienced increases in our expenditures consistent with the growth in our operations and personnel, and we anticipate that our expenditures will continue to increase as we expand our business.

We believe our cash and cash equivalents and our cash flows from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

Inflation and changing prices did not have a material effect on our business during the three months ended March 31, 2015 and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity Risk

The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities. We did not have any outstanding debt as of March 31, 2015. We therefore do not have any material risk to interest rate fluctuations unless we borrow under our credit facility in the future.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes in our risk factors from those disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission on February 20, 2015.

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

Dated: April 30, 2015	SPS COMMERCE, INC.

/s/ KIMBERLY K. NELSON
Kimberly K. Nelson
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-3 (File No. 333-182097) filed with the Commission on June 13, 2012).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1/A (File No. 333-163476) filed with the Commission on March 5, 2010).

10.1	Non-Employee Director Compensation Plan ** (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T (filed herewith).

**	Indicates management contract or compensatory plan or arrangement.