Form 10-Q
period 2015-06-30
SPS COMMERCE INC
filed 2015-07-30
CIK 1092699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2015

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding at July 22, 2015 was 16,602,877 shares.

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

PART I. – FINANCIAL INFORMATION

Item 1.	Financial Statements

SPS COMMERCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except share amounts)

	June 30, 2015	December 31, 2014
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$121,344	$130,795
Accounts receivable, less allowance for doubtful accounts of $313 and $279, respectively	17,255	15,422
Deferred costs	14,003	12,055
Deferred income taxes	76	76
Other current assets	6,393	3,846

Total current assets	159,071	162,194

PROPERTY AND EQUIPMENT, net	12,952	11,361
GOODWILL	34,303	34,854
INTANGIBLE ASSETS, net	16,915	18,851
MARKETABLE SECURITIES, non-current	9,995	—
OTHER ASSETS
Deferred costs, non-current	5,445	5,267
Deferred income taxes, non-current	10,880	11,035
Other non-current assets	365	213

Total assets	$249,926	$243,775

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,706	$3,961
Accrued compensation	9,468	9,926
Accrued expenses	2,129	2,470
Deferred revenue	7,833	7,505
Deferred rent	704	698

Total current liabilities	23,840	24,560
OTHER LIABILITIES
Deferred revenue, non-current	10,996	10,653
Deferred rent, non-current	3,178	3,471

Total liabilities	38,014	38,684

COMMITMENTS and CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 55,000,000 shares authorized; 16,563,361 and 16,348,747 shares issued and outstanding, respectively	16	16
Additional paid-in capital	257,317	250,633
Accumulated deficit	(42,851)	(44,088)
Accumulated other comprehensive loss	(2,570)	(1,470)

Total stockholders’ equity	211,912	205,091

Total liabilities and stockholders’ equity	$249,926	$243,775

See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenues	$38,846	$31,100	$75,816	$60,039
Cost of revenues	12,335	9,627	23,907	18,882

Gross profit	26,511	21,473	51,909	41,157

Operating expenses
Sales and marketing	14,101	11,570	27,845	22,454
Research and development	4,495	3,365	8,564	6,339
General and administrative	6,055	4,842	11,873	9,353
Amortization of intangible assets	833	682	1,678	1,399

Total operating expenses	25,484	20,459	49,960	39,545

Income from operations	1,027	1,014	1,949	1,612
Other income (expense)
Interest income, net	37	50	74	99
Other income (expense), net	(57)	35	(169)	(21)

Total other income (expense), net	(20)	85	(95)	78

Income before income taxes	1,007	1,099	1,854	1,690
Income tax expense	(356)	(460)	(617)	(678)

Net income	$651	$639	$1,237	$1,012

Net income per share
Basic	$0.04	$0.04	$0.08	$0.06
Diluted	$0.04	$0.04	$0.07	$0.06

Weighted average common shares used to compute net income per share
Basic	16,536	16,210	16,485	16,183
Diluted	16,998	16,768	17,043	16,799

Other comprehensive income (loss)
Foreign currency translation adjustments	(1,278)	—	(2,577)	—
Unrealized gain on investments	6	—	6	—

Comprehensive income (loss)	$(621)	$639	$(1,334)	$1,012

See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Six Months Ended June 30,
	2015	2014

Cash flows from operating activities
Net income	$1,237	$1,012
Reconciliation of net income to net cash provided by operating activities
Deferred income taxes	155	576
Depreciation and amortization of property and equipment	3,109	2,823
Amortization of intangible assets	1,678	1,399
Provision for doubtful accounts	518	323
Stock-based compensation	3,146	2,698
Changes in assets and liabilities
Accounts receivable	(2,397)	(2,060)
Deferred costs	(2,126)	(2,260)
Other current and non-current assets	(2,710)	(491)
Accounts payable	125	1,202
Accrued compensation	(409)	(342)
Accrued expenses	(324)	421
Deferred revenue	671	1,809
Deferred rent	(286)	(170)

Net cash provided by operating activities	2,387	6,940

Cash flows from investing activities
Purchases of property and equipment	(5,079)	(3,380)
Purchases of marketable securities	(9,989)	—

Net cash used in investing activities	(15,068)	(3,380)

Cash flows from financing activities
Net proceeds from exercise of options to purchase common stock	2,396	922
Excess tax benefit from exercise of options to purchase common stock	400	60
Net proceeds from employee stock purchase plan	741	672

Net cash provided by financing activities	3,537	1,654

Effect of foreign currency exchange rate changes	(307)	—

Net increase (decrease) in cash and cash equivalents	(9,451)	5,214
Cash and cash equivalents at beginning of period	130,795	131,294

Cash and cash equivalents at end of period	$121,344	$136,508

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

Significant Accounting Policies

During the six months ended June 30, 2015, there were no material changes in our significant accounting policies. See Note A to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission on February 20, 2015, for additional information regarding our significant accounting policies.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued new accounting requirements for the recognition of revenue from contracts with customers. These new requirements are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. We are currently evaluating the impact of this guidance on our results of operations and financial position.

NOTE B – Financial Instruments

We invest primarily in money market funds, highly liquid debt instruments of the U.S. government, and U.S. corporate debt securities. All highly liquid investments with original maturities of 90 days or are classified as cash equivalents. All investments with original maturities greater than 90 days and remaining maturities less than one year from the balance sheet date are classified as current marketable securities. Investments with remaining maturities of more than one year from the balance sheet date are classified as marketable securities, non-current. Current marketable securities and marketable securities, non-current are also classified as available-for-sale. We intend to hold marketable securities, non-current, until maturity; however, we may sell these securities at any time for use in current operations or for other purposes. Consequently, we may or may not hold securities with stated maturities greater than twelve months until maturity.

Our fixed income investments are carried at fair value and unrealized gains and losses on these investments, net of taxes, are included in accumulated other comprehensive loss in the condensed consolidated balance sheets. Realized gains or losses are included in other income (expense) in the condensed consolidated statements of comprehensive income (loss). When a determination has been made that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is realized and is included in other income (expense), net in the condensed consolidated statements of comprehensive income (loss).

Cash equivalents and marketable securities, non-current, consisted of the following (in thousands):

	June 30, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Cash equivalents:
Money market funds	$105,628	$—	$—	$105,628

Marketable securities, non-current:
Corporate bonds	2,500	—	(2)	2,498
U.S. treasury securities	7,489	8	—	7,497

	$115,617	$8	$(2)	$115,623

Due within one year				$105,628
Due within two years				9,995

Total				$115,623

We do not believe any of the unrealized losses represent an other-than-temporary impairment based on our valuation of available evidence as of June 30, 2015. We expect to receive the full principal and interest on all of these cash equivalents and marketable securities.

Fair Value Measurements

We measure certain financial assets at fair value on a recurring basis based on a fair value hierarchy that requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of inputs that may be used to measure fair value are:

•	Level 1 – quoted prices in active markets for identical assets or liabilities

•	Level 2 – observable inputs other than Level 1 prices, such as (a) quoted prices for similar assets or liabilities, (b) quoted prices in markets with insufficient volume or infrequent transactions (less active markets), or (c) model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

Level 1 Measurements

Our cash equivalents held in money market funds are measured at fair value using level 1 inputs.

Level 2 Measurements

Our available-for-sale U.S. treasury securities and corporate debt securities are measured at fair value using level 2 inputs. We obtain the fair values of our level 2 available-for-sale securities from a professional pricing service.

The following table presents information about our financial assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

	Level 1	Level 2	Level 3	Total

Assets at June 30, 2015:
Cash and cash equivalents:
Cash	$15,716	$—	$—	$15,716
Money market funds	105,628	—	—	105,628
Marketable securities:				—
Corporate bonds	—	2,498	—	2,498
U.S. treasury securities	—	7,497	—	7,497

	$121,344	$9,995	$—	$131,339

Assets at December 31, 2014:
Cash and cash equivalents:
Cash	$39,049	$—	$—	$39,049
Money market funds	91,746	—	—	91,746

	$130,795	$—	$—	$130,795

NOTE C – Goodwill and Intangible Assets, net

The change in our goodwill for the six months ended June 30, 2015 was due to the effect of foreign currency translation.

Intangible assets included the following (in thousands):

	June 30, 2015			December 31, 2014
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net

Subscriber relationships	$26,524	$(10,445)	$16,079	$26,724	$(8,992)	$17,732
Non-competition agreements	1,842	(1,621)	221	1,849	(1,581)	268
Technology and other	871	(256)	615	922	(71)	851

	$29,237	$(12,322)	$16,915	$29,495	$(10,644)	$18,851

At June 30, 2015, future amortization expense for intangible assets was as follows (in thousands):

Remainder of 2015	$1,661
2016	3,321
2017	3,052
2018	2,460
2019	2,168
Thereafter	4,253

$16,915

NOTE D – Line of Credit

We have a revolving credit agreement with JPMorgan Chase Bank, N.A. which provides for a $20 million revolving credit facility that we may draw upon from time to time, subject to certain terms and conditions, and will mature on September 30, 2016.

There were no borrowings outstanding at June 30, 2015 and we were in compliance with all covenants under the revolving credit agreement as of that date.

NOTE E – Stock-Based Compensation

Our equity compensation plans provide for the grant of incentive and nonqualified stock options, as well as other stock-based awards including restricted stock and restricted stock units, to employees, non-employee directors and other consultants who provide services to us. Restricted stock awards result in the issuance of new shares when granted. For other stock-based awards, new shares are issued when the award is exercised, vested or released according to the terms of the agreement. In January 2015, 980,924 additional shares were reserved for future issuance under our 2010 Equity Incentive Plan. At June 30, 2015, there were approximately 3.3 million shares available for grant under approved equity compensation plans.

We recorded stock-based compensation expense of $1.6 million and $3.1 million for the three and six months ended June 30, 2015 and $1.4 million and $2.7 million for the three and six months ended June 30, 2014, respectively. This expense was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Cost of revenues	$288	$152	$460	$305
Operating expenses
Sales and marketing	482	472	1,024	954
Research and development	173	95	308	188
General and administrative	704	640	1,354	1,251

Total stock-based compensation expense	$1,647	$1,359	$3,146	$2,698

At June 30, 2015, there was approximately $14.4 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a straight line basis over a weighted average period of 2.9 years.

Stock Options

Stock options generally vest over four years and have a contractual term of seven to ten years from the date of grant. Our stock option activity was as follows:

	Options (#)	Weighted Average Exercise Price ($/share)

Outstanding at December 31, 2014	1,085,463	$26.53
Granted	177,864	67.37
Exercised	(157,569)	15.20
Forfeited	(12,683)	41.56

Outstanding at June 30, 2015	1,093,075	34.64

Of the total outstanding options at June 30, 2015, 719,418 were exercisable with a weighted average exercise price of $22.88 per share. The total outstanding options had a weighted average remaining contractual life of 5.1 years.

The weighted average fair value per share of options granted during the first six months of 2015 was $23.06 and this was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Volatility	39.0%
Dividend yield	0%
Life (in years)	4.5
Risk-free interest rate	1.36%-1.40%

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

Our restricted stock units activity was as follows:

	Restricted Stock Units (#)	Weighted Average Grant Date Fair Value ($/share)

Outstanding at December 31, 2014	115,133	$45.25
Granted	66,454	67.34
Vested and common stock issued	(37,537)	40.86
Forfeited	(3,422)	49.08

Outstanding at June 30, 2015	140,628	56.77

The number of restricted stock units outstanding at June 30, 2015 included 12,487 units that have vested but for which shares of common stock have not yet been issued pursuant to the terms of the agreement.

Our restricted stock awards activity was as follows:

	Restricted Stock Awards (#)	Weighted Average Grant Date Fair Value ($/share)

Outstanding at December 31, 2014	1,338	$51.74
Restricted common stock issued	4,110	67.37
Restrictions lapsed	(2,364)	58.52
Forfeited	—	—

Outstanding at June 30, 2015	3,084	67.37

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

For the offering period that began on January 1, 2015 and ended June 30, 2015, we withheld approximately $748,000 from employees participating in the plan. On June 30, 2015, approximately $741,000 of these funds was used to purchase 15,398 shares on behalf of the employees participating in the plan. The remaining funds are expected to be refunded to employees pursuant to the requirements of the plan.

For the three and six months ended June 30, 2015, we recorded approximately $113,000 and $209,000, respectively, of stock-based compensation expense associated with the employee stock purchase plan. The fair value was estimated based on the market price of our common stock at the beginning of each offering period and using the Black-Scholes option pricing model with the following weighted-average assumptions:

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

We recorded income tax expense of $356,000 and $617,000 for the three and six months ended June 30, 2015. We recorded income tax expense of $460,000 and $678,000 for the three and six months ended June 30, 2014. Our provisions for income taxes included current foreign and state income tax expense, as well as deferred tax expense.

We are subject to U.S federal income tax as well as income tax in various state and international jurisdictions. We are generally subject to tax examinations for all prior years due to our net operating loss carryforwards. As of June 30, 2015, we were not under any income tax audits by tax authorities.

As of June 30, 2015 we do not have any unrecognized tax benefits. It is our practice to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We do not expect any material changes in our unrecognized tax positions over the next 12 months.

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

The following table presents the components of the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Numerator
Net income	$651	$639	$1,237	$1,012

Denominator
Weighted average common shares outstanding, basic	16,536	16,210	16,485	16,183
Options to purchase common stock	436	528	531	572
Restricted stock units	24	30	24	43
Employee stock purchase plan	2	—	3	1

Weighted average common shares outstanding, diluted	16,998	16,768	17,043	16,799

Net income per share
Basic	$0.04	$0.04	$0.08	$0.06

Diluted	$0.04	$0.04	$0.07	$0.06

The effect of approximately 39,000 and 126,000 outstanding potential common shares was excluded from the calculation of diluted net income per share for the three and six months ended June 30, 2015 and 2014, respectively, as they were anti-dilutive.

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

For the three months ended June 30, 2015, our revenues were $38.8 million, an increase of 25% from the comparable period in 2014, and represented our 58th consecutive quarter of increased revenues. Total operating expenses increased 25% for the same period in 2015 from 2014. Similar results were experienced for the six months ended June 30, 2015 with increased revenues of 26% and increased operating expenses of 26% compared to the same period in 2014.

Key Financial Terms and Metrics

We have several key financial terms and metrics, including annualized average recurring revenues per recurring revenue customer, which we also refer to as wallet share. During the six months ended June 30, 2015, there were no changes in the definitions of our key financial terms and metrics, which are discussed in more detail under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission on February 20, 2015.

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

During the six months ended June 30, 2015, there were no changes in our significant accounting policies or estimates. See Note A to our consolidated financial statements included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission on February 20, 2015, for additional information regarding our accounting policies.

Results of Operations

The following table presents our results of operations for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2015		2014		Change
		% of revenue		% of revenue	$	%

Revenues	$38,846	100.0%	$31,100	100.0%	$7,746	24.9%
Cost of revenues	12,335	31.8	9,627	31.0	2,708	28.1

Gross profit	26,511	68.2	21,473	69.0	5,038	23.5

Operating expenses
Sales and marketing	14,101	36.3	11,570	37.2	2,531	21.9
Research and development	4,495	11.6	3,365	10.8	1,130	33.6
General and administrative	6,055	15.6	4,842	15.6	1,213	25.1
Amortization of intangible assets	833	2.1	682	2.2	151	22.1

Total operating expenses	25,484	65.6	20,459	65.8	5,025	24.6

Income from operations	1,027	2.6	1,014	3.3	13	1.3

Other income (expense)
Interest income, net	37	0.1	50	0.2	(13)	(26.0)
Other income (expense), net	(57)	(0.1)	35	0.1	92	(262.9)

Total other income (expense), net	(20)	(0.1)	85	0.3	105	(123.5)

Income before income taxes	1,007	2.6	1,099	3.5	(92)	(8.4)

Income tax expense	(356)	(0.9)	(460)	(1.5)	(104)	(22.6)

Net income	$651	1.7	$639	2.1	12	1.9

	Six Months Ended June 30,
	2015		2014		Change
		% of revenue		% of revenue	$	%

Revenues	$75,816	100.0%	$60,039	100.0%	$15,777	26.3%
Cost of revenues	23,907	31.5	18,882	31.4	5,025	26.6

Gross profit	51,909	68.5	41,157	68.6	10,752	26.1

Operating expenses
Sales and marketing	27,845	36.7	22,454	37.4	5,391	24.0
Research and development	8,564	11.3	6,339	10.6	2,225	35.1
General and administrative	11,873	15.7	9,353	15.6	2,520	26.9
Amortization of intangible assets	1,678	2.2	1,399	2.3	279	19.9

Total operating expenses	49,960	65.9	39,545	65.9	10,415	26.3

Income from operations	1,949	2.6	1,612	2.7	337	20.9

Other income (expense)
Interest income, net	74	0.1	99	0.2	(25)	(25.3)
Other expense	(169)	(0.2)	(21)	—	(148)	704.8

Total other income (expense), net	(95)	(0.1)	78	0.1	(173)	(221.8)

Income before income taxes	1,854	2.4	1,690	2.8	164	9.7

Income tax expense	(617)	(0.8)	(678)	(1.1)	61	(9.0)

Net income	$1,237	1.6	$1,012	1.7	225	22.2

Due to rounding, totals may not equal the sum of the line items in the table above.

Three and Six Months Ended June 30, 2015 compared to Three and Six Months Ended June 30, 2014

Revenues. Revenues for the three months ended June 30, 2015 increased $7.7 million, or 25%, to $38.8 million from $31.1 million for the same period in 2014. Revenues for the six months ended June 30, 2015 increased $15.8 million, or 26%, to $75.8 million from $60.0 million for the same period in 2014. The increase in revenues for each period resulted from two primary factors: the increase in recurring revenue customers and the increase in annualized average recurring revenues per recurring revenue customer, which we also refer to as wallet share.

•	The number of recurring revenue customers increased 10% to 22,746 at June 30, 2015 from 20,745 at June 30, 2014.

•	Annualized average recurring revenues per recurring revenue customer, or wallet share, increased 14% to $6,225 for the three months ended June 30, 2015 from $5,467 for the same period in 2014. This increase in wallet share was primarily attributable to increased fees resulting from increased usage of our solutions by our recurring revenue customers and growth in larger customers.

Recurring revenues from recurring revenue customers accounted for 91% and 90% of our total revenues, respectively, for each of the three and six months ended June 30, 2015, compared to 90% for each of the same periods in 2014. We anticipate that the number of recurring revenue customers and wallet share will continue to increase as we increase the number of solutions we offer and increase the penetration of those solutions across our customer base.

Cost of Revenues. Cost of revenues for the three months ended June 30, 2015 increased $2.7 million, or 28%, to $12.3 million from $9.6 million for the same period in 2014. Cost of revenues for the six months ended June 30, 2015 increased $5.0 million, or 27%, to $23.9 million from $18.9 million for the same period in 2014. The increase in cost of revenues for the each of the three and six month periods in 2015 was primarily due to increased headcount in 2015, which resulted in higher personnel-related costs of approximately $2.4 million and $4.5 million, respectively, compared to the same periods in 2014. As a percentage of revenues, cost of revenues was 32% for the three and six months ended June 30, 2015, and 31% for the three and six months ended June 30, 2014. Going forward, we anticipate that cost of revenues will increase in absolute dollars as we continue to expand our business.

Sales and Marketing Expenses. Sales and marketing expenses for the three months ended June 30, 2015 increased $2.5 million, or 22%, to $14.1 million from $11.6 million for the same period in 2014. Sales and marketing expenses for the six months ended June 30, 2015 increased $5.4 million, or 24%, to $27.8 million from $22.5 million for the same period in 2014. The increase in sales and marketing expenses for the each of the three and six month periods in 2015 was due to increased headcount in 2015, which resulted in higher personnel-related costs of approximately $1.5 million and $3.3 million, respectively, as well as increased variable compensation of approximately $400,000 and $1.1 million, respectively, earned by sales personnel and referral partners from new business compared to the same periods in 2014. As a percentage of revenues, sales and marketing expenses were 36% and 37% for the three and six months ended June 30, 2015, respectively, compared to 37% for the same periods in 2014. As we expand our business, we will continue to add resources to our sales and marketing efforts over time, and we expect that these expenses will continue to increase in absolute dollars.

Research and Development Expenses. Research and development expenses for the three months ended June 30, 2015 increased $1.1 million, or 34%, to $4.5 million from $3.4 million for the same period in 2014. Research and development expenses for the six months ended June 30, 2015 increased $2.2 million, or 35%, to $8.6 million from $6.3 million for the same period in 2014. The increase in research and development expenses for each of the three and six month periods in 2015 was primarily due to increased headcount in 2015, which resulted in higher personnel costs of approximately $890,000 and $1.7 million, respectively, compared to the same periods in 2014. We also had increased occupancy expenses of approximately $80,000 and $190,000, respectively, in 2015 as compared to 2014. As a percentage of revenues, research and development expenses were 12% and 11% for the three and six months ended June 30, 2015, respectively, compared to 11% for each of the same periods in 2014. As we enhance and expand our solutions and applications, we expect that research and development expenses will continue to increase in absolute dollars.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2015 increased $1.2 million, or 25%, to $6.1 million from $4.8 million for the same period in 2014. General and administrative expenses for the six months ended June 30, 2015 increased $2.5 million, or 27%, to $11.9 million from $9.4 million for the same period in 2014. The increase in general and administrative expenses for the three and six month periods in 2015 was due to increased headcount in 2015, which resulted in higher personnel-related costs of approximately $800,000 and $1.6 million, respectively, compared to the same periods in 2014. We also had increased occupancy expenses of approximately $130,000 and $290,000, respectively, and increased computer expenses of approximately $120,000 and $290,000, respectively, in 2015 as compared to 2014. In addition, for both the three and six month periods in 2015, bad debt expense increased approximately $200,000, which was offset by a decrease in legal expenses of approximately $200,000. As a percentage of revenues, general and administrative expenses were 16% for each of the three and six months ended June 30, 2015 and 2014, respectively. Going forward, we expect that general and administrative expenses will continue to increase in absolute dollars as we expand our business.

Income Tax Expense. We recorded income tax expense of $356,000 and $617,000 for the three and six months ended June 30, 2015, respectively. We recorded income tax expense of $460,000 and $678,000 for the three and six months ended June 30, 2014, respectively. Our provisions for income taxes included current foreign and state income tax expense, as well as deferred tax expense. The decrease in income tax expense for the three and six month periods in 2015 was primarily due to increased discrete tax benefits recorded for disqualifying dispositions of incentive stock options in 2015 as compared to 2014, and discrete tax benefits recorded to our estimated state deferred tax assets for enacted state law changes in 2015. For the full year 2015, we expect that our annual effective income tax rate will be approximately 40%.

Adjusted EBITDA. Adjusted EBITDA, which is a non-GAAP measure of financial performance, consists of net income plus depreciation and amortization, interest expense, interest income, income tax expense, stock-based compensation expense and other adjustments as necessary for a fair presentation. The following table provides a reconciliation of net income to Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income	$651	$639	$1,237	$1,012
Depreciation and amortization of property and equipment	1,568	1,519	3,109	2,823
Amortization of intangible assets	833	682	1,678	1,399
Interest income, net	(37)	(50)	(74)	(99)
Income tax expense	356	460	617	678
Other	—	(69)	—	(69)

EBITDA	3,371	3,181	6,567	5,744
Stock-based compensation expense	1,647	1,359	3,146	2,698

Adjusted EBITDA	$5,018	$4,540	$9,713	$8,442

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income	$651	$639	$1,237	$1,012
Stock-based compensation expense	1,647	1,359	3,146	2,698
Amortization of intangible assets	833	682	1,678	1,399

Non-GAAP income	$3,131	$2,680	$6,061	$5,109

Shares used to compute non-GAAP income per share
Basic	16,536	16,210	16,485	16,183
Diluted	16,998	16,768	17,043	16,799

Non-GAAP income per share
Basic	$0.19	$0.17	$0.37	$0.32
Diluted	$0.18	$0.16	$0.36	$0.30

Liquidity and Capital Resources

At June 30, 2015, our principal sources of liquidity were cash and cash equivalents of $121.3 million and accounts receivable, net of allowance for doubtful accounts, of $17.3 million. Our working capital at June 30, 2015 was $135.2 million compared to $137.6 million at December 31, 2014. The decrease in working capital from December 31, 2014 to June 30, 2015 resulted from the following:

•	$9.5 million decrease in cash and cash equivalents, due primarily to $2.4 million of cash provided by operations and $3.5 million of cash received from the exercise of stock options and proceeds from our employee stock purchase plan, reduced by $5.1 million of cash used for capital expenditures and $10.0 million used to purchase marketable securities;

•	$1.8 million increase in net accounts receivable, as new accounts exceeded collections of outstanding balances for the six months ended June 30, 2015 due to growth in our business;

•	$1.9 million increase in deferred costs for expenses related to increased implementation resources and commission payments for new business;

•	$2.5 million increase in other current assets, primarily due to a prepayment for certain discounted cloud-based services;

•	$255,000 decrease in accounts payable, primarily due to timing of payments and receipt of invoices;

•	$458,000 decrease in accrued compensation due primarily to increased headcount and payroll timing, offset by payments made in 2015 for bonuses accrued as of December 31, 2014;

•	$341,000 decrease in accrued expenses due primarily to timing of receiving invoices; and

•	$328,000 increase in deferred revenue due to new business in 2015.

Net Cash Flows from Operating Activities

Net cash provided by operating activities was $2.4 million and $6.9 million for the six months ended June 30, 2015 and 2014, respectively. The slight increase in net income, the changes in non-cash expenses, including increased depreciation, amortization and stock-based compensation, and the changes in our working capital accounts, including those discussed above, all resulted in the decrease in net cash provided by operations.

Net Cash Flows from Investing Activities

Net cash used in investing activities was $15.1 million and $3.4 million for the six months ended June 30, 2015 and 2014, respectively. In 2015, we purchased marketable securities of $10.0 million. In 2015 and 2014, we had capital expenditures of $5.1 million and $3.4 million, respectively. Our capital expenditures are for supporting our business growth and existing customer base, as well as for our internal use such as equipment for our employees.

Net Cash Flows from Financing Activities

Net cash provided by financing activities was $3.5 million and $1.7 million for the six months ended June 30, 2015 and 2014, respectively, all related to the exercise of stock options and proceeds from our employee stock purchase plan.

Effect of Foreign Currency Exchange Rate Changes

Our results of operations and cash flows were not materially affected by fluctuations in foreign currency exchange rates. We maintain less than 10% of our total cash and cash equivalents outside of the United States in foreign currencies, primarily in Australian dollars. We believe that a significant change in foreign currency exchange rates or an inability to access these funds would not affect our ability to meet our operational needs.

Credit Facility

We have a revolving credit agreement with JPMorgan Chase Bank, N.A. that will mature on September 30, 2016. The revolving credit agreement provides for a $20 million revolving credit facility that we may draw upon from time to time, subject to certain terms and conditions. There were no borrowings outstanding at June 30, 2015 and we were in compliance with all covenants under the revolving credit agreement as of that date.

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

Inflation and changing prices did not have a material effect on our business during the six months ended June 30, 2015 and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity Risk

The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss. We are exposed to market risk related to changes in interest rates. However, based on the nature and current level of our investments (primarily cash and cash equivalents, which approximate fair value due to their short maturities, and marketable securities), we believe there is no material risk exposure. We did not have any outstanding debt as of June 30, 2015. We therefore do not have any material risk to interest rate fluctuations unless we borrow under our credit facility in the future.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: July 30, 2015	SPS COMMERCE, INC.

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