Form 10-Q
period 2015-09-30
SPS COMMERCE INC
filed 2015-10-30
CIK 1092699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2015

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding at October 22, 2015 was 16,625,165 shares.

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

PART I. – FINANCIAL INFORMATION

Item 1.	Financial Statements

SPS COMMERCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except share amounts)

	September 30, 2015	December 31, 2014

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$117,887	$130,795
Short-term marketable securities	5,014	—
Accounts receivable, less allowance for doubtful accounts of $366 and $279, respectively	17,945	15,422
Deferred costs	14,761	12,055
Deferred income taxes	76	76
Other current assets	5,688	3,846

Total current assets	161,371	162,194

PROPERTY AND EQUIPMENT, net	13,079	11,361
GOODWILL	33,527	34,854
INTANGIBLE ASSETS, net	15,766	18,851
MARKETABLE SECURITIES, non-current	12,514	—
OTHER ASSETS
Deferred costs, non-current	5,465	5,267
Deferred income taxes, non-current	10,758	11,035
Other non-current assets	397	213

Total assets	$252,877	$243,775

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,381	$3,961
Accrued compensation	9,922	9,926
Accrued expenses	2,338	2,470
Deferred revenue	8,072	7,505
Deferred rent	723	698

Total current liabilities	23,436	24,560

OTHER LIABILITIES
Deferred revenue, non-current	11,701	10,653
Deferred rent, non-current	3,015	3,471

Total liabilities	38,152	38,684

COMMITMENTS and CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 55,000,000 shares authorized; 16,620,918 and 16,348,747 shares issued and outstanding, respectively	17	16
Additional paid-in capital	260,580	250,633
Accumulated deficit	(41,581)	(44,088)
Accumulated other comprehensive loss	(4,291)	(1,470)

Total stockholders’ equity	214,725	205,091

Total liabilities and stockholders’ equity	$252,877	$243,775

See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues	$40,354	$32,506	$116,170	$92,545
Cost of revenues	12,700	9,970	36,607	28,852

Gross profit	27,654	22,536	79,563	63,693

Operating expenses
Sales and marketing	13,795	12,046	41,640	34,500
Research and development	4,494	3,338	13,058	9,677
General and administrative	6,276	5,153	18,149	14,506
Amortization of intangible assets	829	645	2,507	2,044

Total operating expenses	25,394	21,182	75,354	60,727

Income from operations	2,260	1,354	4,209	2,966
Other income (expense)
Interest income, net	49	52	123	151
Other income (expense), net	(86)	(36)	(255)	(57)

Total other income (expense), net	(37)	16	(132)	94

Income before income taxes	2,223	1,370	4,077	3,060
Income tax expense	(953)	(532)	(1,570)	(1,210)

Net income	$1,270	$838	$2,507	$1,850

Net income per share
Basic	$0.08	$0.05	$0.15	$0.11
Diluted	$0.07	$0.05	$0.15	$0.11
Weighted average common shares used to compute net income per share
Basic	16,605	16,254	16,525	16,207
Diluted	17,054	16,780	17,040	16,793
Other comprehensive income (loss)
Foreign currency translation adjustments	(1,733)	—	(4,310)	—
Unrealized gain on investments	13	—	19	—

Comprehensive income (loss)	$(450)	$838	$(1,784)	$1,850

See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Nine Months Ended September 30,
	2015	2014

Cash flows from operating activities
Net income	$2,507	$1,850
Reconciliation of net income to net cash provided by operating activities
Deferred income taxes	277	1,065
Depreciation and amortization of property and equipment	4,693	4,253
Amortization of intangible assets	2,507	2,044
Provision for doubtful accounts	846	507
Stock-based compensation	4,756	3,991
Changes in assets and liabilities
Accounts receivable	(3,427)	(2,490)
Deferred costs	(2,904)	(3,276)
Other current and non-current assets	(2,056)	(929)
Accounts payable	(1,494)	300
Accrued compensation	93	2,063
Accrued expenses	(104)	407
Deferred revenue	1,615	2,077
Deferred rent	(431)	(245)

Net cash provided by operating activities	6,878	11,617

Cash flows from investing activities
Purchases of property and equipment	(6,504)	(4,394)
Purchases of marketable securities	(17,509)	—

Net cash used in investing activities	(24,013)	(4,394)

Cash flows from financing activities
Net proceeds from exercise of options to purchase common stock	3,273	1,573
Excess tax benefit from exercise of options to purchase common stock	1,179	60
Net proceeds from employee stock purchase plan	741	672

Net cash provided by financing activities	5,193	2,305

Effect of foreign currency exchange rate changes	(966)	—

Net increase (decrease) in cash and cash equivalents	(12,908)	9,528
Cash and cash equivalents at beginning of period	130,795	131,294

Cash and cash equivalents at end of period	$117,887	$140,822

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

Significant Accounting Policies

During the nine months ended September 30, 2015, there were no material changes in our significant accounting policies. See Note A to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission on February 20, 2015, for additional information regarding our significant accounting policies.

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

NOTE B – Financial Instruments

We invest primarily in money market funds, highly liquid debt instruments of the U.S. government, and U.S. corporate debt securities. All highly liquid investments with original maturities of 90 days or less are classified as cash equivalents. All investments with original maturities greater than 90 days and remaining maturities less than one year from the balance sheet date are classified as short-term marketable securities. Investments with remaining maturities of more than one year from the balance sheet date are classified as marketable securities, non-current. Short-term marketable securities and marketable securities, non-current, are also classified as available-for-sale. We intend to hold marketable securities until maturity; however, we may sell these securities at any time for use in current operations or for other purposes. Consequently, we may or may not keep securities with stated holding periods to maturity.

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

Cash equivalents and marketable securities, consisted of the following (in thousands):

	September 30, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Cash equivalents:
Money market funds	$102,167	$—	$—	$102,167

Marketable securities:
Corporate bonds	5,024	—	—	5,024
Commercial paper	2,499	—	(2)	2,497
U.S. treasury securities	7,489	15	—	7,504
U.S. agency obligations	2,497	6	—	2,503

	$119,676	$21	$(2)	$119,695

Due within one year				$107,181
Due within two years				12,514

Total				$119,695

We do not believe any of the unrealized losses represent an other-than-temporary impairment based on our valuation of available evidence as of September 30, 2015. We expect to receive the full principal and interest on all of these cash equivalents and marketable securities.

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

Level 2 Measurements

Our available-for-sale U.S. treasury securities, U.S. agency obligations, commercial paper and corporate debt securities are measured at fair value using level 2 inputs. We obtain the fair values of our level 2 available-for-sale securities from a professional pricing service.

The following table presents information about our financial assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

	Level 1	Level 2	Level 3	Total

Assets at September 30, 2015:
Cash and cash equivalents:
Money market funds	102,167	—	—	102,167
Marketable securities:
Corporate bonds	—	5,024	—	5,024
Commercial paper	—	2,497	—	2,497
U.S. treasury securities	—	7,504	—	7,504
U.S. agency obligations	—	2,503	—	2,503

	$102,167	$17,528	$—	$119,695

Assets at December 31, 2014:
Cash and cash equivalents:
Money market funds	91,746	—	—	91,746

	$91,746	$—	$—	$91,746

NOTE C – Goodwill and Intangible Assets, net

The change in our goodwill for the nine months ended September 30, 2015 was due to the effect of foreign currency translation.

Intangible assets included the following (in thousands):

	September 30, 2015			December 31, 2014
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net

Subscriber relationships	$26,260	$(11,169)	$15,091	$26,724	$(8,992)	$17,732
Non-competition agreements	1,833	(1,640)	193	1,849	(1,581)	268
Technology and other	824	(342)	482	922	(71)	851

	$28,917	$(13,151)	$15,766	$29,495	$(10,644)	$18,851

At September 30, 2015, future amortization expense for intangible assets was as follows (in thousands):

Remainder of 2015	$814
2016	3,256
2017	3,008
2018	2,425
2019	2,134
Thereafter	4,129

$15,766

NOTE D – Line of Credit

We have a revolving credit agreement with JPMorgan Chase Bank, N.A. which provides for a $20 million revolving credit facility that we may draw upon from time to time, subject to certain terms and conditions, and will mature on September 30, 2016.

There were no borrowings outstanding at September 30, 2015 and we were in compliance with all covenants under the revolving credit agreement as of that date.

NOTE E – Commitments and Contingencies

Operating Leases

On September 1, 2015, we executed a new lease agreement at our New Jersey office location which commences on February 1, 2016 and expires on June 30, 2023. The lease includes a right of first offer to lease certain additional space and one option to extend the term of the lease for five years at a market rate determined in accordance with the lease. There was also a rent holiday of 5 months which has been incorporated into our deferred rent calculation.

At September 30, 2015, our future minimum payments under operating leases were as follows (in thousands):

2015	$768
2016	3,143
2017	2,920
2018	2,931
2019	3,027
Thereafter	3,866

$16,655

NOTE F – Stock-Based Compensation

Our equity compensation plans provide for the grant of incentive and nonqualified stock options, as well as other stock-based awards including restricted stock and restricted stock units, to employees, non-employee directors and other consultants who provide services to us. Restricted stock awards result in the issuance of new shares when granted. For other stock-based awards, new shares are issued when the award is exercised, vested or released according to the terms of the agreement. In January 2015, 980,924 additional shares were reserved for future issuance under our 2010 Equity Incentive Plan. At September 30, 2015, there were approximately 3.3 million shares available for grant under approved equity compensation plans.

We recorded stock-based compensation expense of $1.6 million and $4.8 million for the three and nine months ended September 30, 2015 and $1.3 million and $4.0 million for the three and nine months ended September 30, 2014, respectively. This expense was allocated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Cost of revenues	$256	$134	$716	$439
Operating expenses
Sales and marketing	466	469	1,490	1,423
Research and development	178	134	486	322
General and administrative	710	556	2,064	1,807

Total stock-based compensation expense	$1,610	$1,293	$4,756	$3,991

At September 30, 2015, there was approximately $12.7 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a straight line basis over a weighted average period of 2.7 years.

Stock Options

Stock options generally vest over four years and have a contractual term of seven to ten years from the date of grant. Our stock option activity was as follows:

		Weighted Average
	Options	Exercise Price
	(#)	($/share)

Outstanding at December 31, 2014	1,085,463	$26.53
Granted	178,654	67.39
Exercised	(215,126)	15.21
Forfeited	(17,744)	45.62

Outstanding at September 30, 2015	1,031,247	35.64

Of the total outstanding options at September 30, 2015, 696,300 were exercisable with a weighted average exercise price of $24.57 per share. The total outstanding options had a weighted average remaining contractual life of 4.8 years.

The weighted average fair value per share of options granted during the first nine months of 2015 was $23.07 and this was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Volatility	39.0%
Dividend yield	0%
Life (in years)	4.5
Risk-free interest rate	1.1%-1.5%

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

Our restricted stock units activity was as follows:

	Restricted Stock Units (#)	Weighted Average Grant Date Fair Value ($/share)

Outstanding at December 31, 2014	115,133	$45.25
Granted	67,051	67.39
Vested and common stock issued	(37,537)	40.86
Forfeited	(4,909)	53.90

Outstanding at September 30, 2015	139,738	56.75

The number of restricted stock units outstanding at September 30, 2015 included 27,171 units that have vested, but for which shares of common stock have not yet been issued pursuant to the terms of the agreement.

Our restricted stock awards activity was as follows:

	Restricted Stock Awards (#)	Weighted Average Grant Date Fair Value ($/share)

Outstanding at December 31, 2014	1,338	$51.74
Restricted common stock issued	4,110	67.37
Restrictions lapsed	(3,390)	61.20
Forfeited	—	—

Outstanding at September 30, 2015	2,058	67.37

Employee Stock Purchase Plan

Our employee stock purchase plan allows participating employees to purchase shares of our common stock at a discount through payroll deductions. The plan is available to all employees subject to certain eligibility requirements. Participating employees may purchase common stock, on a voluntary after tax basis, at a price that is the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period. The plan consists of two six-month offering periods, beginning on January 1 and July 1 of each calendar year. A total of 1.1 million shares of common stock are reserved for issuance under the plan.

For the offering period that began on January 1, 2015 and ended June 30, 2015, we withheld approximately $748,000 from employees participating in the plan. On June 30, 2015, approximately $741,000 of these funds was used to purchase 15,398 shares on behalf of the employees participating in the plan. The remaining funds were refunded to employees pursuant to the requirements of the plan. For the offering period that began on July 1, 2015 and will end on December 31, 2015, we have withheld approximately $417,000 as of September 30, 2015 from employees participating in the plan.

For the three and nine months ended September 30, 2015, we recorded approximately $102,000 and $312,000, respectively, of stock-based compensation expense associated with the employee stock purchase plan. The fair value was estimated based on the market price of our common stock at the beginning of each offering period and using the Black-Scholes option pricing model with the following weighted-average assumptions:

Volatility	46.0%
Dividend yield	0%
Life (in years)	0.5
Risk-free interest rate	0.1%

NOTE G – Income Taxes

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

As of September 30, 2015 we do not have any unrecognized tax benefits nor any accrued interest or tax benefits.

NOTE H – Net Income Per Share

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

The following table presents the components of the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Numerator
Net income	$1,270	$838	$2,507	$1,850

Denominator
Weighted average common shares outstanding, basic	16,605	16,254	16,525	16,207
Options to purchase common stock	420	488	487	544
Restricted stock units	28	36	25	41
Employee stock purchase plan	1	2	3	1

Weighted average common shares outstanding, diluted	17,054	16,780	17,040	16,793

Net income per share
Basic	$0.08	$0.05	$0.15	$0.11
Diluted	$0.07	$0.05	$0.15	$0.11

The effect of approximately 2,000 and 126,000 outstanding potential common shares was excluded from the calculation of diluted net income per share for the three and nine months ended September 30, 2015 and 2014, respectively, as they were anti-dilutive.

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

For the three months ended September 30, 2015, our revenues were $40.4 million, an increase of 24% from the comparable period in 2014, and represented our 59th consecutive quarter of increased revenues. Total operating expenses increased 20% for the same period in 2015 from 2014. Similar results were experienced for the nine months ended September 30, 2015 with increased revenues of 26% and increased operating expenses of 24% compared to the same period in 2014.

Key Financial Terms and Metrics

We have several key financial terms and metrics, including annualized average recurring revenues per recurring revenue customer, which we also refer to as wallet share. During the nine months ended September 30, 2015, there were no changes in the definitions of our key financial terms and metrics, which are discussed in more detail under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission on February 20, 2015.

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

During the nine months ended September 30, 2015, there were no changes in our significant accounting policies or estimates. See Note A to our consolidated financial statements included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission on February 20, 2015, for additional information regarding our accounting policies.

Results of Operations

The following table presents our results of operations for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2015		2014		Change
		% of revenue		% of revenue	$	%

Revenues	$40,354	100.0%	$32,506	100.0%	$7,848	24.1%
Cost of revenues	12,700	31.5	9,970	30.7	2,730	27.4

Gross profit	27,654	68.5	22,536	69.3	5,118	22.7

Operating expenses
Sales and marketing	13,795	34.2	12,046	37.1	1,749	14.5
Research and development	4,494	11.1	3,338	10.3	1,156	34.6
General and administrative	6,276	15.6	5,153	15.9	1,123	21.8
Amortization of intangible assets	829	2.1	645	2.0	184	28.5

Total operating expenses	25,394	62.9	21,182	65.2	4,212	19.9

Income from operations	2,260	5.6	1,354	4.2	906	66.9

Other income (expense)
Interest income, net	49	0.1	52	0.2	(3)	(5.8)
Other income (expense), net	(86)	(0.2)	(36)	(0.1)	50	138.9

Total other income (expense), net	(37)	(0.1)	16	—	53	(331.3)

Income before income taxes	2,223	5.5	1,370	4.2	853	62.3

Income tax expense	(953)	(2.4)	(532)	(1.6)	421	79.1

Net income	$1,270	3.1	$838	2.6	432	51.6

	Nine Months Ended September 30,
	2015		2014		Change
		% of revenue		% of revenue	$	%

Revenues	$116,170	100.0%	$92,545	100.0%	$23,625	25.5%
Cost of revenues	36,607	31.5	28,852	31.2	7,755	26.9

Gross profit	79,563	68.5	63,693	68.8	15,870	24.9

Operating expenses
Sales and marketing	41,640	35.8	34,500	37.3	7,140	20.7
Research and development	13,058	11.2	9,677	10.5	3,381	34.9
General and administrative	18,149	15.6	14,506	15.7	3,643	25.1
Amortization of intangible assets	2,507	2.2	2,044	2.2	463	22.7

Total operating expenses	75,354	64.9	60,727	65.6	14,627	24.1

Income from operations	4,209	3.6	2,966	3.2	1,243	41.9

Other income (expense)
Interest income, net	123	0.1	151	0.2	(28)	(18.5)
Other expense	(255)	(0.2)	(57)	(0.1)	(198)	347.4

Total other income (expense), net	(132)	(0.1)	94	0.1	(226)	(240.4)

Income before income taxes	4,077	3.5	3,060	3.3	1,017	33.2

Income tax expense	(1,570)	(1.4)	(1,210)	(1.3)	(360)	29.8

Net income	$2,507	2.2	$1,850	2.0	657	35.5

Due to rounding, totals may not equal the sum of the line items in the table above.

Three and Nine months Ended September 30, 2015 compared to Three and Nine months Ended September 30, 2014

Revenues. Revenues for the three months ended September 30, 2015 increased $7.9 million, or 24%, to $40.4 million from $32.5 million for the same period in 2014. Revenues for the nine months ended September 30, 2015 increased $23.6 million, or 26%, to $116.2 million from $92.5 million for the same period in 2014. The increase in revenues for each period resulted from two primary factors: the increase in recurring revenue customers and the increase in annualized average recurring revenues per recurring revenue customer, which we also refer to as wallet share.

•	Annualized average recurring revenues per recurring revenue customer, or wallet share, increased 15% to $6,436 for the three months ended September 30, 2015 from $5,596 for the same period in 2014. This increase in wallet share was primarily attributable to increased fees resulting from increased usage of our solutions by our recurring revenue customers and growth in larger customers.

•	The number of recurring revenue customers increased 9% to 23,092 at September 30, 2015 from 21,218 at September 30, 2014.

Recurring revenues from recurring revenue customers accounted for 91% of our total revenues, respectively, for each of the three and nine months ended September 30, 2015, compared to 90% for each of the same periods in 2014. We anticipate that the number of recurring revenue customers and wallet share will continue to increase as we increase the number of solutions we offer and increase the penetration of those solutions across our customer base.

Cost of Revenues. Cost of revenues for the three months ended September 30, 2015 increased $2.7 million, or 27.4%, to $12.7 million from $10.0 million for the same period in 2014. Cost of revenues for the nine months ended September 30, 2015 increased $7.8 million, or 26.9%, to $36.6 million from $28.9 million for the same period in 2014. The increase in cost of revenues for the each of the three and nine month periods in 2015 was primarily due to increased headcount in 2015, which resulted in higher personnel-related costs of approximately $1.8 million and $6.2 million, respectively, compared to the same periods in 2014. As a percentage of revenues, cost of revenues were 32%, for the three and nine months ended September 30, 2015, and 31% for the three and nine months ended September 30, 2014. Going forward, we anticipate that cost of revenues will increase in absolute dollars as we continue to expand our business.

Sales and Marketing Expenses. Sales and marketing expenses for the three months ended September 30, 2015 increased $1.7 million, or 15%, to $13.8 million from $12.0 million for the same period in 2014. Sales and marketing expenses for the nine months ended September 30, 2015 increased $7.1 million, or 21%, to $41.6 million from $34.5 million for the same period in 2014. The increase in sales and marketing expenses for the each of the three and nine month periods in 2015 was due to increased headcount in 2015, which resulted in higher personnel-related costs of approximately $1.4 million and $4.2 million, respectively, as well as increased variable compensation of approximately $138,000 and $1.3 million, respectively, earned by sales personnel and referral partners from new business compared to the same periods in 2014. As a percentage of revenues, sales and marketing expenses were 34% and 36% for the three and nine months ended September 30, 2015, respectively, compared to 37% for the same periods in 2014. As we expand our business, we will continue to add resources to our sales and marketing efforts over time, and we expect that these expenses will continue to increase in absolute dollars.

Research and Development Expenses. Research and development expenses for the three months ended September 30, 2015 increased $1.2 million, or 35%, to $4.5 million from $3.3 million for the same period in 2014. Research and development expenses for the nine months ended September 30, 2015 increased $3.4 million, or 35% to $13.1 million from $9.7 million for the same period in 2014. The increase in research and development expenses for each of the three and nine month periods in 2015 was primarily due to increased headcount in 2015, which resulted in higher personnel costs of approximately $957,000 and $2.7 million, respectively, compared to the same periods in 2014. We also had increased occupancy expenses of approximately $61,000 and $247,000, respectively, in 2015 as compared to 2014. As a percentage of revenues, research and development expenses were 11% for the three and nine months ended September 30, 2015, respectively, compared to 10% for each of the same periods in 2014. As we enhance and expand our solutions and applications, we expect that research and development expenses will continue to increase in absolute dollars.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2015 increased $1.1 million, or 22%, to $6.3 million from $5.2 million for the same period in 2014. General and administrative expenses for the nine months ended September 30, 2015 increased $3.6 million, or 25%, to $18.1 million from $14.5 million for the same period in 2014. The increase in general and administrative expenses for the three and nine month periods in 2015 was due to increased headcount in 2015, which resulted in higher personnel-related costs of approximately $796,000 and $2.4 million, respectively, compared to the same periods in 2014. We also had increased stock based compensation expenses of approximately $154,000 and $256,000, respectively. As a percentage of revenues, general and administrative expenses were 16% for each of the three and nine months ended September 30, 2015 and 2014, respectively. Going forward, we expect that general and administrative expenses will continue to increase in absolute dollars as we expand our business.

Income Tax Expense. We recorded income tax expense of $953,000 and $1.6 million for the three and nine months ended September 30, 2015, respectively. We recorded income tax expense of $532,000 and $1.2 million for the three and nine months ended September 30, 2014, respectively. The increase in income tax expense for the three and nine month periods in 2015 was primarily due to increased pretax book income. For the full year 2015, we expect that our annual effective income tax rate will be approximately 40%.

Adjusted EBITDA. Adjusted EBITDA, which is a non-GAAP measure of financial performance, consists of net income plus depreciation and amortization, interest expense, interest income, income tax expense, stock-based compensation expense and other adjustments as necessary for a fair presentation. The following table provides a reconciliation of net income to Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income	$1,270	$838	$2,507	$1,850
Depreciation and amortization of property and equipment	1,584	1,430	4,693	4,253
Amortization of intangible assets	829	645	2,507	2,044
Interest income, net	(49)	(52)	(123)	(151)
Income tax expense	953	532	1,570	1,210
Other	—	—	—	(69)

EBITDA	4,587	3,393	11,154	9,137
Stock-based compensation expense	1,610	1,293	4,756	3,991

Adjusted EBITDA	$6,197	$4,686	$15,910	$13,128

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income	$1,270	$838	$2,507	$1,850
Stock-based compensation expense	1,610	1,293	4,756	3,991
Amortization of intangible assets	829	645	2,507	2,044

Non-GAAP income	$3,709	$2,776	$9,770	$7,885

Shares used to compute non-GAAP income per share
Basic	16,605	16,254	16,525	16,207
Diluted	17,054	16,780	17,040	16,793

Non-GAAP income per share
Basic	$0.22	$0.17	$0.59	$0.49
Diluted	$0.22	$0.17	$0.57	$0.47

Liquidity and Capital Resources

At September 30, 2015, our principal sources of liquidity were cash, cash equivalents and marketable securities of $135.4 million and accounts receivable, net of allowance for doubtful accounts, of $17.9 million. Marketable securities are invested in accordance with our investment policy, with a goal of maintaining liquidity and capital preservation. Our cash equivalents and marketable securities are held in highly liquid money market funds, commercial paper, federal agency securities, and corporate debt securities.

Net Cash Flows from Operating Activities

Net cash provided by operating activities was $6.9 million and $11.6 million for the nine months ended September 30, 2015 and 2014, respectively. The decrease in operating cash flows as compared to the same period in 2014 was primarily due to the timing of payments for accounts payable, accrued expenses and other current assets, which is somewhat offset by higher net income after adjusting for depreciation and amortization and stock-based compensation expense.

Net Cash Flows from Investing Activities

Net cash used in investing activities was $24.0 million and $4.4 million for the nine months ended September 30, 2015 and 2014, respectively. The increase in net cash used in investing activities for 2015 as compared to 2014 was primarily due to the purchase of marketable securities of $17.5 million. In 2015 and 2014, we had capital expenditures of $6.5 million and $4.4 million, respectively. Our capital expenditures are for supporting our business growth and existing customer base, as well as for our internal use such as equipment for our employees.

Net Cash Flows from Financing Activities

Net cash provided by financing activities was $5.2 million and $2.3 million for the nine months ended September 30, 2015 and 2014, respectively, all related to the exercise of stock options and proceeds from our employee stock purchase plan.

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

Credit Facility

We have a revolving credit agreement with JPMorgan Chase Bank, N.A. that will mature on September 30, 2016. The revolving credit agreement provides for a $20 million revolving credit facility that we may draw upon from time to time, subject to certain terms and conditions. There were no borrowings outstanding at September 30, 2015 and we were in compliance with all covenants under the revolving credit agreement as of that date.

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

We believe our cash, cash equivalents, marketable securities and our cash flows from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

Inflation and changing prices did not have a material effect on our business during the nine months ended September 30, 2015 and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Contractual and Commercial Commitment Summary

Our contractual obligations and commercial commitments as of September 30, 2015 are summarized below:

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Operating lease obligations	$16,655	$768	$6,063	$5,958	$3,866

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity Risk

The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss. We are exposed to market risk related to changes in interest rates. However, based on the nature and current level of our investments (primarily cash and cash equivalents, which approximate fair value due to their short maturities, and marketable securities), we believe there is no material risk exposure. We do not enter into investments for trading or speculative purposes.

We did not have any outstanding debt as of September 30, 2015. Therefore, we do not have any material risk to interest rate fluctuations unless we borrow under our credit facility in the future.

Foreign Currency Exchange Risk

We have revenue, expenses, assets and liabilities that are denominated in currencies other than the U.S. dollar, primarily the Australian dollar. As we expand internationally, our results of operations and cash flows will be impacted by foreign currency fluctuations. We have not used any forward contracts or currency borrowings to hedge our exposure to foreign currency exchange risk, although we may do so in the future.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: October 30, 2015	SPS COMMERCE, INC.

/s/ KIMBERLY K. NELSON
Kimberly K. Nelson
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-3 (File No. 333-182097) filed with the Commission on September 13, 2012).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1/A (File No. 333-163476) filed with the Commission on March 5, 2010).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T (filed herewith).

**	Indicates management contract or compensatory plan or arrangement.