Form 10-K
period 2015-12-31
SPS COMMERCE INC
filed 2016-02-24
CIK 1092699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2015

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☒    No  ☐

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of the registrant’s common stock held by non-affiliates of the registrant (based upon the closing sale price of $65.80 per share on the Nasdaq Global Market on such date) was approximately $1.1 billion.

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of February 9, 2016 was 16,843,440 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2016 (the “2015 Proxy Statement”), which is expected to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

As of December 31, 2015, we had over 23,000 customers with contracts to pay us monthly fees, which we refer to as recurring revenue customers. We have also generated revenues by providing our cloud-based supply chain management solutions to an additional 42,000 organizations that, together with our recurring revenue customers, we refer to as our customers. Once connected to our platform, our customers often require integrations to new organizations that represent an expansion of our platform and new sources of revenues for us.

As a provider of cloud services, we enable our customers to easily interact with their trading partners around the world without the local implementation and servicing of software that traditional on-premise solutions require. Our delivery model also enables us to offer functionality, integration, analytics and reliability with less cost and risk than traditional solutions.

For 2015, 2014 and 2013, we generated revenues of $158.5 million, $127.9 million and $104.4 million, respectively. Our fiscal quarter ended December 31, 2015 represented our 60th consecutive quarter of increased revenues. Recurring revenues from recurring revenue customers accounted for 91%, 90% and 89% of our total revenues for 2015, 2014 and 2013, respectively. Our revenues are not concentrated with any customer, as our largest customer represented 2% or less of total revenues for 2015, 2014 and 2013.

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

Traditional Supply Chain Management Solutions

Traditional supply chain management solutions, which range from non-automated paper or fax solutions to electronic solutions, implemented using on-premise licensed software, tend to focus primarily on fulfillment automation. On-premise licensed software provides connectivity between only one organization and its trading partners and typically requires significant time and technical expertise to configure, deploy and maintain. Historically these software providers primarily linked retailers and suppliers through the Electronic Data Interchange (EDI) protocol that enables the structured electronic transmission of data between organizations. Increasingly organizations are utilizing direct communication between systems utilizing application programming interfaces (APIs). Because of set-up and maintenance costs, technical complexity and a growing volume of requirements from retailers, the traditional software model is not well suited for many suppliers, especially those small and medium in size.

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

Moving Beyond Transactions — Insight and Data Analysis Powering Intelligent Decision Making

Fulfillment automation is a first step toward addressing the complexities in the supply chain ecosystem, but is only the necessary first step in providing omnichannel retail success. As the number and geographic dispersion of trading partners has grown, it has never been more important for retailers and suppliers to have precise, timely insight into demand and supply, by item and by location. In today’s retailing marketplace, where an order can be placed by a consumer with the swipe of a finger, retailers need to make fulfillment decisions in an instant, deciding the most cost efficient location of inventory (which could be a warehouse, a store, or a vendor’s warehouse). As a result, trading partners need a solution that effectively consolidates, distills and provides sell-through information to managers and decision-makers who can use the information to drive efficiency, revenue growth and profitability. The abundance of data produced by these processes, including data for fulfillment, sales and inventory levels, is often inaccessible to trading partners for analysis. The data and related analytics are essential for optimizing the inventory and fulfillment process and will continue to drive demand for supply chain management solutions.

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

Traditionally the supply chain depended on integration with a retailer or supplier’s enterprise resource planning (ERP) system, which is the system of record for the bulk of information related to placing an order. In today’s retailing market, many systems working closely together are essential to provide the consumer with the information they need to make a purchase decision (e.g., ecommerce systems) as well as information required to fulfill the order (e.g., warehouse and transportation systems). Cloud services enable an organization to connect across the range of systems that service the supply chain ecosystem, addressing increased retailer demands, globalization and increased complexity affecting the supply chain. In addition, cloud services can integrate supply chain management applications with organizations’ existing enterprise resource planning systems.

Cloud services and API-based service integration provide retailers and suppliers with access to new and powerful capabilities quickly, often integrated with analytics to enable rapid service innovation and responsiveness as the retailing landscape continues to respond to omnichannel advancements.

Our Platform

We operate one of the largest retail trading partner networks through a cloud-based services suite that improves the way suppliers, retailers, distributors and other trading partners manage and fulfill orders, manage sell-through performance and source new items. Approximately 65,000 customers across more than 60 countries have used our platform to improve the performance of their trading relationships. Our platform fundamentally changes how organizations use electronic communication to manage their supply chains by replacing the collection of traditional, custom-built, point-to-point integrations with a network model whereby a single integration to our platform enables an organization to connect seamlessly to the entire SPS Commerce network of trading partners.

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

Our platform is comprised of a set of coupled cloud services that deliver value as stand-alone offerings, but also provide additional value when used collectively. Our fulfillment product combines integrations that comply with numerous rule books for retailers and distributors with whom we and our customers have done business. By maintaining current integrations with retailers, our platform removes the need for suppliers to continually stay up-to-date with the rule book changes required by retailers. Moreover, by utilizing a cloud services model, we eliminate or greatly reduce the burden on suppliers to support and maintain an on-premise software application, thereby reducing ongoing operating costs. As the transaction hub for trading partners, we also are able to provide increased performance visibility and data analytics capabilities for retailers and suppliers across their supply chains, each of which is difficult to gain from traditional, point-to-point integration solutions.

The following solutions are enabled through the SPS Commerce cloud services platform:

•

Trading Partner Fulfillment.    Our Fulfillment solution provides fulfillment automation and replaces or augments an organization’s existing trading partner electronic communication infrastructure, enabling suppliers to comply with retailers’ rule books and enabling the electronic exchange of information among numerous trading partners through various protocols.

•

Trading Partner Analytics.    Our Analytics solution consists of data analytics applications that enable our customers to improve their visibility across, and analysis of, their supply chains. When focused on point-of-sale data, for example, retailers and suppliers can ensure inventory is located where demand is highest. Retailers improve their visibility into supplier performance and their understanding of product sell-through.

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

•

Trading Partner Community Development.    Our Community Development solution provides communications programs based on our best practices, enabling organizations, from large to small retailers and suppliers to emerging providers of value-added products and services, to establish trading partner relationships with new trading partners to expand their businesses.

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

“Network Effect”

Once connected to our network, trading partners can exchange electronic supply chain information with each other. Through our platform, we have helped approximately 65,000 customers to improve the performance of their trading partner relationships. The value of our platform increases with the number of trading partners connected to the platform. The addition of each new customer to our platform enables that new customer to communicate with our existing customers and enables our existing customers to do business with the new customer. Additionally, through Retail Universe, our community now has a social network focused on facilitating connections and business interactions among retailers and suppliers. This “network effect” of adding an additional customer to our platform creates a significant opportunity for existing customers to realize incremental sales by working with our new trading partners and vice versa. As a result of this increased volume of activity amongst our network participants, we earn additional revenues from these participants.

Customer Acquisition Sources

Trading Partner Community Development.    As retailers and suppliers reshape how they do business in an omnichannel landscape, they need to bring new capabilities and services to their trading partner networks. For instance, a supplier may wish to collaborate with their retailers around point-of-sale analytics data, or a retailer may decide to change the workflow or protocol by which it interacts with its suppliers. In each case, the supplier and retailer may engage us to work with its trading partner base to enable the new capability. Performing these programs on behalf of retailers and suppliers often generates supplier sales leads for us.

Referrals from Our Customers.    We also receive sales leads from our customers seeking to communicate electronically with their trading partners. For example, a supplier may refer to us its third-party logistics provider or manufacturer which is not in our network.

Channel Partners.    In addition to the customer acquisition sources identified above, we market and sell our solutions through a variety of channel partners including software providers, resellers, system integrators and logistics partners. For example, software partners such as Microsoft, NetSuite, Oracle, SAP, Sage and their business partner communities generate sales for us as part of broader enterprise resource planning, warehouse management system and/or transportation management system sales efforts. Our logistics partners also drive new sales both by providing leads and by embedding our solutions as part of their service offerings.

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

•

Increase Revenues from Our Customer Base.    We believe our overall customer satisfaction is strong and will lead our customers to further expand their use of the solutions they have currently purchased as well as purchase additional services to continue improving the performance of their trading partner relationships, generating additional revenues for us. In 2015, we hired a Chief Customer Success Officer to lead our customer success efforts and to increase opportunities to sell additional solutions and services to our existing customers. We also expect to introduce new solutions to sell to our customers. We believe our position as the incumbent supply chain management solution provider to our customers, our integration into our recurring revenue customers’ business systems and the modular nature of our platform are conducive to deploying additional solutions with customers.

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

•

Selectively Pursue Strategic Acquisitions.    The fragmented nature of our market provides opportunity for selective acquisitions. In 2014, we purchased substantially all of the assets of Leadtec Systems Australia Pty Ltd (“Leadtec”) and its affiliates, a privately-held provider of cloud-based integration solutions in Australia and New Zealand. This acquisition expanded our base of recurring revenue customers and added suppliers to our network. In 2016, we purchased Toolbox Solutions, Inc., a Canadian based point-of-sale analytics and category management services provider to retailers and consumer packaged goods suppliers in North America. To complement and accelerate our internal growth, we may pursue acquisitions of other supply chain management companies to add customers or additional functionalities. We plan to evaluate potential acquisitions of other supply chain management companies primarily based on the number of customers and revenue the acquisition would provide relative to the purchase price. We also may pursue acquisitions that allow us to expand into regions where we do not have a significant presence or to offer new functionalities we do not currently provide. We plan to evaluate potential acquisitions to expand into new regions or offer additional functionalities primarily based on the anticipated growth the acquisition would provide, the purchase price and our ability to integrate and operate the acquired business.

Technology, Development and Operations

Technology

We were an early provider of cloud services to the retail supply chain management industry, launching the first version of our platform in 1997. We use commercially available hardware and cloud services with a combination of proprietary and commercially available software.

Our cloud platform treats all customers as logically separate tenants in a common platform. As a result, we spread the cost of delivering our solutions across our customer base. Because we do not manage thousands of distinct applications with their own business logic and database schemes, we believe that we can scale our business faster than traditional software vendors, even those that modified their products to be accessible over the Internet.

Development

Our research and development efforts focus on improving and enhancing our existing solutions, as well as developing new solutions and applications and maintaining our existing solutions. Our multi-tenant platform serves all of our customers, which allows us to maintain relatively low research and development expenses and release more frequently compared to traditional on-premise licensed software solutions that support multiple versions. Our development efforts take place at our locations in Minnesota and New Jersey, as well as in Kiev, Ukraine.

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

Our Customers

As of December 31, 2015, we had approximately 23,000 recurring revenue customers and approximately 65,000 total customers. Our primary source of revenue is from small- to mid-sized suppliers in the consumer packaged goods industry. We also generate revenues from other members of the supply chain ecosystem, including retailers, distributors, third-party logistics providers and other trading partners. Our revenues are not concentrated with any customer, as our largest customer represented 2% or less of total revenues in 2015, 2014 and 2013, respectively.

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

Intellectual Property and Proprietary Content

We rely on a combination of copyright, trademark and trade secret laws as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand. We enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties and control access to software, documentation and other proprietary information. We have registered trademarks and pending trademark applications in the United States of America and certain foreign countries. We do not have any patents, but we have pending patent applications. Our trade secrets consist primarily of the software we have developed for our SPS Commerce platform. Our software is also protected under copyright law, but we do not have any registered copyrights.

Employees

As of December 31, 2015, we had 1,046 employees. We also employ independent contractors to support our operations. We believe that our continued success will depend on our ability to continue to attract and retain skilled technical and sales personnel. We have never had a work stoppage, and none of our employees are represented by a labor union. We believe our relationship with our employees is good.

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

SPS Commerce, Inc.

Attention: Investor Relations

333 South Seventh Street

Suite 1000

Minneapolis, MN 55402

Executive Officers

Set forth below are the names, ages and titles of the persons serving as our executive officers.

Name	Age	Position
Archie C. Black	53	Chief Executive Officer and President
Kimberly K. Nelson	48	Executive Vice President and Chief Financial Officer
James J. Frome	51	Executive Vice President and Chief Operating Officer

Archie C. Black has served as our President and Chief Executive Officer and a director since 2001. Previously, Mr. Black served as our Senior Vice President and Chief Financial Officer from 1998 to 2001. Prior to joining us, Mr. Black was a Senior Vice President and Chief Financial Officer at Investment Advisors, Inc. in Minneapolis, Minnesota and also spent three years at Price Waterhouse.

Kimberly K. Nelson has served as our Executive Vice President and Chief Financial Officer since November 2007. Prior to joining us, Ms. Nelson served as the Finance Director, Investor Relations for Amazon.com from June 2005 through November 2007, and as the Finance Director, Worldwide Application for Amazon.com’s Technology group from April 2003 until June 2005. Ms. Nelson also served as Amazon.com’s Finance Director, Financial Planning and Analysis from December 2000 until April 2003.

James J. Frome has served as our Executive Vice President and Chief Operating Officer since August 2012. Previously, Mr. Frome served as our Executive Vice President and Chief Strategy Officer from March 2001 to August 2012 and our Vice President of Marketing from July 2000 to March 2001. Prior to joining us, Mr. Frome served as a Divisional Vice President of Marketing at Sterling Software, Inc. from 1999 to 2000 and as a Senior Product Manager and Director of Product Management at Information Advantage, Inc. from 1993 to 1999.

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

Our contracts with our recurring revenue customers typically allow the customer to cancel the contract for any reason with 30 to 90 days’ notice. Our continued success therefore depends significantly on our ability to meet or exceed our recurring revenue customers’ expectations because most recurring revenue customers do not make long-term commitments to use our solutions. In addition, if our reputation in the supply chain management industry is harmed or diminished for any reason, our recurring revenue customers have the ability to terminate their relationship with us on short notice and seek alternative supply chain management solutions. We may also not be able to accurately predict future trends in customer renewals, and our customers’ renewal rates may decline or fluctuate because of several factors, including their dissatisfaction with our services, the cost of our services compared to the cost of services offered by our competitors and reductions in our customers’ spending levels. If a significant number of recurring revenue customers seek to terminate their relationship with us, our business, results of operations and financial condition can be adversely affected in a short period of time.

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

Our quarterly revenues and results of operations have varied in the past and may fluctuate as a result of a variety of factors, including the success of our more recent offerings such as our Trading Partner Analytics solution. If our quarterly revenues or results of operations fluctuate, the price of our common stock could decline substantially. Fluctuations in our results of operations may be due to a number of factors, including, but not limited to, those listed below and identified throughout this “Risk Factors” section:

•	our ability to retain and increase sales to customers and attract new customers, including our ability to maintain and increase our number of recurring revenue customers;

•	the timing and success of introductions of new solutions or upgrades by us or our competitors;

•	the strength of the economy, in particular as it affects the retail sector;

•	the financial condition of our customers;

•	changes in our pricing policies or those of our competitors;

•	competition, including entry into the industry by new competitors and new offerings by existing competitors;

•

the amount and timing of our expenses, including stock-based compensation and expenditures related to expanding our operations, supporting new customers, performing research and development, or introducing new solutions;

•	changes in the payment terms for our solutions; and

•	system or service failures, security breaches or network downtime.

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

We use third-party data centers, located in Minnesota and New Jersey, as well as provision services in public cloud providers, to conduct our operations. In all cases, infrastructure and services on which our platform runs is managed by us. Our operations depend on the protection of the equipment and information we store in these third-party centers against damage or service interruptions that may be caused by fire, flood, severe storm, power loss, telecommunications failures, unauthorized intrusion, computer viruses and disabling devices, denial of service attacks, natural disasters, war, criminal act, military action, terrorist attack and other similar events beyond our control. A prolonged service disruption affecting our solutions for any of the foregoing reasons could damage our reputation with current and potential customers, expose us to liability, cause us to lose recurring revenue customers or otherwise adversely affect our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the data centers we use.

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

If any compromise of this information security were to occur, or if we fail to detect and appropriately respond to a significant data security breach, we could be subject to legal claims and government action, experience an adverse effect on our reputation and need to incur significant additional costs to protect against similar information security breaches in the future, each of which could adversely impact our financial condition, results of operations and growth prospects. Litigation resulting from such claims may be costly, time-consuming and distracting to management. In addition, because of the critical nature of data security, any perceived breach of our security measures could cause existing or potential customers not to use our solutions and could harm our reputation.

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

As demonstrated by recent material and high-profile data security breaches within the retail industry, computer malware, viruses, and computer hacking and phishing attacks have become more prevalent in our industry, have occurred on our systems in the past, and may occur on our systems in the future. Furthermore, given the interconnected nature of the retail supply chain and our significant presence in the retail industry, we believe that we are a particularly attractive target for such attacks. In addition, our connection to the retail industry could present the opportunity for an attack on our system to serve as a way to obtain access into our user’s systems, which could have a material adverse effect on our financial condition and growth prospectus. Businesses in our industry have experienced material sales declines after discovering data breaches, and our business could be similarly impacted. The security costs to reduce the likelihood an attack are high and may continue to increase. Reputational value is based in large part on perceptions of subjective qualities. While reputations may take decades to build, any negative incidents can quickly erode trust and confidence, particularly if they result in adverse mainstream and social media publicity, governmental investigations or litigation. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security and availability of our products and technical infrastructure to the satisfaction of our users may harm our reputation, impair our ability to retain existing customers and attract new customers and expose us to legal claims and government action, each of which could have a material adverse impact on our financial condition, results of operations and growth prospects.

The market for cloud-based supply chain management solutions is at an early stage of development. If this market does not develop or develops more slowly than we expect, our revenues may decline or fail to grow and we may incur operating losses.

We derive, and expect to continue to derive, substantially all of our revenues from providing cloud-based supply chain management solutions to suppliers and retailers. The market for cloud-based supply chain management solutions is in an early stage of development, and it is uncertain whether these solutions will achieve and sustain high levels of demand and market acceptance. Our success will depend on the willingness of suppliers and retailers to accept our cloud-based supply chain management solutions as an alternative to traditional licensed hardware and software solutions.

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

If suppliers and retailers do not perceive the benefits of our cloud-based supply chain management solutions, or if suppliers and retailers are unwilling to accept our platform as an alternative to the traditional approach, the market for our solutions might not continue to develop or might develop more slowly than we expect, either of which would significantly adversely affect our revenues and growth prospects.

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

We might not prevail in any intellectual property infringement litigation given the complex technical issues and inherent uncertainties in such litigation. Defending such claims, regardless of their merit, could be time-consuming and distracting to management, result in costly litigation or settlement, cause development delays, require us to enter into royalty or licensing agreements or require us to redesign our products to avoid infringement. If our solutions violate any third-party proprietary rights, we could be required to withdraw those solutions from the market, re-develop those solutions or seek to obtain licenses from third parties, which might not be available on reasonable terms or at all. Any efforts to re-develop our solutions, obtain licenses from third parties on favorable terms or license a substitute technology might not be successful and, in any case, might substantially increase our costs and harm our business, financial condition and operating results. Withdrawal of any of our solutions from the market might harm our business, financial condition and operating results.

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

Our ability to retain, increase and engage our customers and to increase our revenues will depend heavily on our ability to create successful new products. We may introduce significant changes to our existing products or develop and introduce new and unproven products which include or use technologies with which we have little or no prior development or operating experience. If new or enhanced products fail to engage customers, we may fail to attract or retain customers or to generate sufficient revenues, operating margin, or other value to justify our investments and our business may be adversely affected. In the future, we may invest in new products and initiatives to generate revenue, but there is no guarantee these approaches will be successful. If we are not successful with new approaches to monetization, we may not be able to maintain or grow our revenues as anticipated or recover any associated development costs and our financial results could be adversely affected.

The use of open source software in our products may expose us to additional risks and harm our intellectual property.

Some of our products use or incorporate software that is subject to one or more open source licenses. Open source software is typically freely accessible, usable and modifiable. Certain open source software licenses require a user who intends to distribute the open source software as a component of the user’s software to disclose publicly part or all of the source code to the user’s software. In addition, certain open source software licenses require the user of such software to make any derivative works of the open source code available to others on unfavorable terms or at no cost. This can subject previously proprietary software to open source license terms. Furthermore, if we fail to comply with these licenses, we may be subject to certain conditions, including requirements that we offer our services that incorporate the open source software for no cost, that we make available source code for modifications or derivative works we create based upon, incorporating or using the open source software and that we license such modifications or alterations under the terms of the particular open source license. If an author or third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our services that contained the open source software and required to comply with the foregoing conditions, which could disrupt the distribution and sale of some of our services.

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

We may pursue acquisitions of other companies or their businesses in the future. If we complete acquisitions, we face many risks commonly encountered with growth through acquisitions. These risks include:

•	incurring significantly higher than anticipated capital expenditures and operating expenses;

•	failing to assimilate the operations, customers, and personnel of the acquired company or business;

•	disrupting our ongoing business;

•	dissipating our management resources;

•	dilution to existing stockholders from the issuance of equity securities;

•	liabilities or other problems associated with the acquired business;

•	incurring debt on terms unfavorable to us or that we are unable to repay;

•	becoming subject to adverse tax consequences, substantial depreciation or deferred compensation charges;

•	improper compliance with laws of foreign jurisdictions;

•	failing to maintain uniform standards, controls and policies; and

•	impairing relationships with employees and customers as a result of changes in management.

Fully integrating an acquired company or business into our operations may take a significant amount of time. We cannot assure you that we will be successful in overcoming these risks or any other problems encountered with acquisitions. To the extent we do not successfully avoid or overcome the risks or problems related to any acquisitions, including our recent acquisition of Toolbox Solutions, Inc. our results of operations and financial condition could be adversely affected. Future acquisitions also could impact our financial position and capital needs, and could cause substantial fluctuations in our quarterly and yearly results of operations. Acquisitions could include significant goodwill and intangible assets, which may result in future impairment charges that would reduce our stated earnings.

Because our long-term success depends, in part, on our ability to expand the sales of our solutions to customers located outside of the United States of America, our business will be susceptible to risks associated with international operations.

We have limited experience operating in foreign jurisdictions. Customers in countries outside of North America accounted for 6%, 3% and 2% of our revenues for 2015, 2014, and 2013, respectively. In 2014, we purchased substantially all of the assets of Leadtec, a privately-held provider of cloud-based integration solutions in Australia and New Zealand and in 2016, we acquired all the shares of Toolbox Solutions, Inc., a privately-held provider of cloud-based analytic solutions, which is based in Canada. We also undertake software development activities in the Ukraine. Our inexperience in operating our business outside of North America increases the risk that our current and any future international expansion efforts will not be successful. Conducting international operations subjects us to new risks that, generally, we have not faced in the United States of America, including:

•	fluctuations in currency exchange rates;

•	unexpected changes in foreign regulatory requirements;

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	difficulties in managing and staffing international operations;

•	differing technology standards;

•	potentially adverse tax consequences, including the complexities of foreign value added tax systems and restrictions on the repatriation of earnings;

•	localization of our solutions, including translation into foreign languages and associated expenses;

•	the burdens of complying with a wide variety of foreign laws and different legal standards, including laws and regulations related to privacy;

•	increased financial accounting and reporting burdens and complexities;

•	political, social and economic instability abroad (including the current hostilities in Ukraine), terrorist attacks and security concerns in general;

•	greater potential for corruption and bribery; and

•	reduced or varied protection for intellectual property rights in some countries.

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

We began operating our supply chain management solution business in 1997. Throughout most of our history, we have experienced net losses and negative cash flows from operations. As of December 31, 2015, we had an accumulated deficit of $39.4 million. We expect our operating expenses to continue to increase in the future as we expand our operations and increase our customer base due to expected increased sales and marketing expenses, operations costs, research and development costs and general and administration costs. If our revenues do not continue to grow to offset these increased expenses, we may not be profitable. We cannot assure you that we will be able to maintain profitability. You should not consider recent revenue growth as indicative of our future performance. In fact, in future periods, we may not have any revenue growth, or our revenues could decline. In addition, our ability to achieve profitability is subject to a number of the risks and uncertainties discussed herein, many of which are beyond our control.

Our ability to use our U.S. net operating loss carryforwards might be limited.

As of December 31, 2015, we had net operating loss carryforwards of $82.9 million for U.S. federal tax purposes. We also had $31.4 million of various state net operating loss carryforwards. The loss carryforwards for federal tax purposes will expire between 2019 and 2036 if not utilized. The loss carryforwards for state tax purposes will expire between 2016 and 2036 if not utilized. To the extent these net operating loss carryforwards are available, we intend to use them to reduce the corporate income tax liability associated with our operations. Section 382 of the U.S. Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that might be used to offset taxable income when a corporation has undergone significant changes in stock ownership. We have performed a Section 382 analysis for the time period from our inception through December 8, 2010. During this time period it was determined that we had six separate ownership changes under Section 382. We have not updated the Section 382 analysis subsequent to December 8, 2010; however, we believe there have not been any events subsequent to that date that would materially impact the analysis. We believe that approximately $17.6 million of federal losses will expire unused due to Section 382 limitations. The maximum annual limitation of federal net operating losses under Section 382 is approximately $990,000. This limitation could be further restricted if any ownership changes occur in future years. To the extent our use of net operating loss carryforwards is significantly limited, our taxable income could be subject to corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could result in lower profits.

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

Our industry is highly fragmented, and we believe it is likely that our existing competitors will continue to consolidate or will be acquired. In addition, some of our competitors may enter into new alliances with each other or may establish or strengthen cooperative relationships with systems integrators, third-party consulting firms or other parties. Any such consolidation, acquisition, alliance or cooperative relationship could lead to pricing pressure, loss of customers and our loss of market share and could result in a competitor with greater financial, technical, marketing, service and other resources, all of which could have a material adverse effect on our business, operating results and financial condition.

If we fail to retain our Chief Executive Officer and other key personnel, our business would be harmed and we might not be able to implement our business plan successfully.

Given the complex nature of the technology on which our business is based and the speed with which such technology advances, our future success is dependent, in large part, upon our ability to attract and retain highly qualified managerial, technical and sales personnel. The loss of any member of our senior management team or key personnel might significantly delay or prevent the achievement of our business objectives and could materially harm our business and our customer relationships. In addition, because of the nature of our business, the loss of any significant number of our existing engineering, project management and sales personnel could have an adverse effect on our business, results of operations and financial condition. Competition for talented personnel is intense, and we cannot be certain that we can retain our managerial, technical and sales personnel or that we can attract, assimilate or retain such personnel in the future. Our inability to attract and retain such personnel could have an adverse effect on our business, results of operations and financial condition.

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

We may need to raise additional funds, and we may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we raise additional equity financing, our security holders may experience significant dilution of their ownership interests and the value of shares of our common stock could decline. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, force us to maintain specified liquidity or other ratios or restrict our ability to pay dividends or make acquisitions. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

•	develop and enhance our solutions;

•	continue to expand our technology development, sales and marketing organizations;

•	acquire complementary technologies, products or businesses;

•	hire, train and retain employees; or

•	respond to competitive pressures or unanticipated working capital requirements.

Our inability to do any of the foregoing could reduce our ability to compete successfully and adversely affect our results of operations.

Our operations may be adversely affected by ongoing developments in Ukraine.

Ukraine has been undergoing heightened political turmoil since the removal of President Yanukovych from power by the Ukrainian parliament in late February 2014, which was followed by reports of Russian military activity in the Crimean region. The situation in Ukraine is rapidly developing and we cannot predict the outcome of developments there or the reaction to such developments by U.S., European, U.N. or other international authorities.

We currently engage in software development activities in the Ukraine and have an office in Kiev with 60 employees. We recently relocated our office to Kiev from Kharkiv due, in part, to the hostilities. We continue to monitor the situation closely. We have no way to predict the progress or outcome of the situation, as the political and civil unrest and reported military activities are fluid and beyond our control. Prolonged or expanded unrest, military activities, or broad-based sanctions, should they be implemented, could have a material adverse effect on our operations.

Our stock price may be volatile.

Shares of our common stock were sold in our April 2010 initial public offering at a price of $12.00 per share and through December 31, 2015, our common stock has traded as high as $79.98 per share and as low as $8.45 per share. An active, liquid and orderly market for our common stock may not develop or be sustained, which could depress the trading price of our common stock. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	fluctuations in our recorded revenue, even during periods of significant sales order activity;

•	fluctuations in stock market volume;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	failure of any of our solutions to achieve or maintain market acceptance;

•	changes in market valuations of similar companies;

•	success of competitive products or services;

•	changes in our capital structure, such as future issuances of securities or the incurrence of debt;

•	announcements by us or our competitors of significant solutions, contracts, acquisitions or strategic alliances;

•	regulatory developments in the United States of America, foreign countries or both;

•	litigation involving our company, our general industry or both;

•	additions or departures of key personnel;

•	investors’ general perception of us; and

•	changes in general economic, industry and market conditions.

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

If securities or industry analysts cease publishing research or reports about us, our business or our market, or if they publish negative evaluations of our stock, the price of our stock and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who covers us downgrades our stock or publishes incorrect or unfavorable research about our business, our stock price would likely decline. In addition, if one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price or trading volume to decline.

Future sales of our common stock by our existing stockholders could cause our stock price to decline.

If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our stockholders might sell shares of our common stock could also depress the market price of our common stock. As of December 31, 2015, we had approximately 3.3 million shares of our common stock issuable under approved equity compensation plans which are covered by effective registration statements.

Our charter documents and Delaware law may inhibit a takeover that stockholders consider favorable.

Provisions of our certificate of incorporation and bylaws and applicable provisions of Delaware law may delay or discourage transactions involving an actual or potential change in our control or change in our management, including transactions in which stockholders might otherwise receive a premium for their shares, or transactions that our stockholders might otherwise deem to be in their best interests, and may ultimately result in the market price of our common stock being lower than it would be without these provisions. These provisions:

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

We currently intend to retain all future earnings for the operation and expansion of our business and, therefore, do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future. Investors may need to sell all or part of their holdings of our common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Any payment of cash dividends on our common stock will be at the discretion of our board of directors and will depend upon our results of operations, earnings, capital requirements, financial condition, future prospects, contractual restrictions and other factors deemed relevant by our board of directors. Therefore, you should not expect to receive dividend income from shares of our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters, including our principal administrative, marketing, sales, technical support and research and development facilities, are located in Minneapolis, MN where we lease approximately 166,000 square feet under an agreement that expires on April 30, 2020. Our current lease agreement includes a right of first offer to lease certain additional space, which we exercised, and two options to extend the term of the lease for three years at a market rate determined in accordance with the lease.

We also have operations in Little Falls, New Jersey, where we will lease approximately 26,000 square feet under an agreement that expires on June 30, 2023.

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

	High	Low
Fiscal 2014
First Quarter	$71.82	$58.37
Second Quarter	$64.10	$43.84
Third Quarter	$64.99	$48.97
Fourth Quarter	$64.00	$49.44
Fiscal 2015
First Quarter	$70.38	$52.83
Second Quarter	$72.84	$63.54
Third Quarter	$77.80	$65.17
Fourth Quarter	$78.29	$65.43

Stockholders of Record.    As of February 9, 2016, we had 80 stockholders of record of our common stock, excluding holders whose stock is held either in nominee name and/or street name brokerage accounts.

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

The graph below compares the cumulative total stockholder return of our common stock with that of the NASDAQ US Benchmark TR Index and the NASDAQ US Benchmark Computer Services TR Index from December 31, 2010 through December 31, 2015. The graph assumes that $100 was invested in shares of our common stock, the NASDAQ US Benchmark TR Index and the NASDAQ US Benchmark Computer Services TR Index at the close of market on December 31, 2010, and that dividends, if any, were reinvested. The comparisons in this graph are based on historical data and are not intended to forecast or be indicative of future performance of our common stock.

Comparison of Cumulative Total Returns of SPS Commerce, Inc., NASDAQ US Benchmark TR Index and

NASDAQ US Benchmark Computer Services TR Index

	SPS Commerce	NASDAQ US Benchmark TR Index	NASDAQ US Benchmark Computer Services TR Index
12/31/2010	100.0	100.0	100.0
6/30/2011	112.6	105.2	114.4
12/30/2011	164.2	100.3	116.7
6/29/2012	192.3	109.8	127.2
12/31/2012	235.9	116.8	128.5
6/28/2013	348.1	133.3	129.3
12/31/2013	413.3	155.9	138.8
6/30/2014	399.9	166.8	136.3
12/31/2014	358.4	175.3	132.1
6/30/2015	416.5	178.7	139.2
12/31/2015	444.4	176.2	129.4

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

The statements of income data for each of the years ended December 31, 2015, 2014, and 2013, the balance sheet data as of December 31, 2015 and 2014, and the operating data relating to Adjusted EBITDA and non-GAAP income per diluted share for each of the years ended December 31, 2015, 2014 and 2013 have been derived from our audited annual consolidated financial statements, which are included in this Annual Report on Form 10-K.

The statements of income data for the years ended December 31, 2012 and 2011, the balance sheet data as of December 31, 2013, 2012 and 2011, and the operating data relating to Adjusted EBITDA and non-GAAP income per diluted share for each of the years ended December 31, 2012 and 2011 have been derived from our audited annual consolidated financial statements which are not included in this Annual Report on Form 10-K.

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

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Statements of Income Data
Revenues	$158,518	$127,947	$104,391	$77,106	$57,969
Cost of revenues(1)	50,043	39,991	31,781	22,040	15,366

Gross profit	108,475	87,956	72,610	55,066	42,603

Operating expenses
Sales and marketing(1)	55,374	46,990	39,621	30,037	23,836
Research and development(1)	17,954	13,494	10,870	8,166	5,838
General and administrative(1)	24,817	20,233	17,189	13,524	11,151
Amortization of intangible assets(2)	3,307	2,856	3,158	1,767	643

Total operating expenses	101,452	83,573	70,838	53,494	41,468

Income from operations	7,023	4,383	1,772	1,572	1,135
Other income (expense)
Interest income, net	197	187	112	19	89
Other expense, net(3)	(145)	(458)	(147)	(248)	(140)

Total other income (expense), net	52	(271)	(35)	(229)	(51)

Income before income taxes	7,075	4,112	1,737	1,343	1,084
Income tax benefit (expense)(4)	(2,436)	(1,408)	(686)	(121)	12,619

Net income	$4,639	$2,704	$1,051	$1,222	$13,703

Net income per share
Basic	$0.28	$0.17	$0.07	$0.09	$1.15
Diluted	$0.27	$0.16	$0.07	$0.09	$1.08
Weighted average common shares outstanding
Basic	16,565	16,236	15,201	13,056	11,960
Diluted	17,032	16,814	15,931	13,910	12,744

	As of December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$121,538	$130,795	$131,294	$66,050	$31,985
Working capital	142,552	137,634	137,160	77,040	36,773
Total assets	261,731	243,775	223,330	159,201	77,618
Long-term liabilities	15,312	14,124	11,642	9,913	6,599
Total stockholders’ equity	222,185	205,091	192,773	134,817	59,553

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(Unaudited, adjusted EBITDA in thousands)
Operating Data
Adjusted EBITDA(5)	$22,620	$18,160	$13,774	$8,997	$5,410
Non-GAAP income per diluted share(6)	$0.84	$0.65	$0.53	$0.41	$0.26
Recurring revenue customers(7)	23,410	21,983	19,690	17,977	16,129

(1)	Includes stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013	2012	2011
Cost of revenues	$989	$614	$475	$382	$255
Sales and marketing	1,978	1,933	1,481	895	471
Research and development	640	444	266	140	56
General and administrative	2,772	2,405	1,981	1,338	986

Total	$6,379	$5,396	$4,203	$2,755	$1,768

(2)	For 2013, amortization of intangible assets included $290,000 for the impairment of a certain non-competition agreement.

(3)	For 2014, other expense included $338,000 for a one-time Australian stamp duty tax related to the Leadtec acquisition.

(4)	In 2011, we determined it was more-likely-than-not that we would be able to realize a substantial portion of our deferred tax assets and, therefore, we recorded an income tax benefit of $12.8 million for the reversal of the valuation allowance on these deferred tax assets.

(5)	Adjusted EBITDA consists of net income plus depreciation and amortization, interest expense, interest income, income tax expense (benefit), stock-based compensation expense and other adjustments as necessary for a fair presentation. Other adjustments included the impact of a one-time Australian stamp duty tax related to the Leadtec acquisition in 2014, as well as the impact of use tax refunds in 2015, 2014 and 2013 related to items previously expensed. We use Adjusted EBITDA as a measure of operating performance because it assists us in comparing performance on a consistent basis, as it removes the impact of our capital structure from our operating results. We believe Adjusted EBITDA is useful to an investor in evaluating our operating performance because it is widely used to measure a company’s operating performance without regard to items such as depreciation and amortization, which can vary depending upon accounting methods and the book value of assets, and to present a meaningful measure of corporate performance exclusive of our capital structure and the method by which assets were acquired. The following table provides a reconciliation of net income to Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2015	2014	2013	2012	2011
Net income	$4,639	$2,704	$1,051	$1,222	$13,703
Depreciation and amortization	9,572	8,570	8,051	4,918	2,647
Interest income, net	(197)	(187)	(112)	(19)	(89)
Income tax expense (benefit)	2,436	1,408	686	121	(12,619)
Other	(209)	269	(105)	—	—

EBITDA	16,241	12,764	9,571	6,242	3,642
Stock-based compensation expense	6,379	5,396	4,203	2,755	1,768

Adjusted EBITDA	$22,620	$18,160	$13,774	$8,997	$5,410

(6)	Non-GAAP income per share consists of net income plus stock-based compensation expense and amortization expense related to intangible assets minus the deferred tax asset valuation allowance reversal divided by the weighted average number of shares of common stock outstanding during each period. We believe non-GAAP income per share is useful to an investor because it is widely used to measure a company’s operating performance. The following table provides a reconciliation of net income to non-GAAP income per share (in thousands, except per share amounts):

	Year Ended December 31,
	2015	2014	2013	2012	2011
Net income	$4,639	$2,704	$1,051	$1,222	$13,703
Deferred tax asset valuation allowance reversal	—	—	—	—	(12,802)
Stock-based compensation expense	6,379	5,396	4,203	2,755	1,768
Amortization of intangible assets	3,307	2,856	3,158	1,767	643

Non-GAAP income	$14,325	$10,956	$8,412	$5,744	$3,312

Non-GAAP income per share
Basic	$0.86	$0.67	$0.55	$0.44	$0.28
Diluted	$0.84	$0.65	$0.53	$0.41	$0.26
Shares used to compute non-GAAP income per share
Basic	16,565	16,236	15,201	13,056	11,960
Diluted	17,032	16,814	15,931	13,910	12,744

(7)	This reflects the number of recurring revenue customers at the end of the period. Recurring revenue customers are customers with contracts to pay us monthly fees. A minority portion of our recurring revenue customers consists of separate units within a larger organization. We treat each of these units, which may include divisions, departments, affiliates and franchises, as distinct customers. Our contracts with our recurring revenue customers typically allow the customer to cancel the contract for any reason with 30 to 90 days’ notice.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

For 2015, 2014 and 2013, we generated revenues of $158.5 million, $127.9 million and $104.4 million, respectively. Our fiscal quarter ended December 31, 2015 represented our 60th consecutive quarter of increased revenues. Recurring revenues from recurring revenue customers accounted for 91%, 90% and 89% of our total revenues for 2015, 2014 and 2013, respectively. Our revenues are not concentrated with any customer, as our largest customer represented 2% or less of total revenues in 2015, 2014 and 2013, respectively.

Key Financial Terms and Metrics

Sources of Revenues

Trading Partner Fulfillment.    Our revenues primarily consist of monthly revenues from our customers for our Trading Partner Fulfillment solution. This solution consists of a monthly subscription fee and a transaction-based fee. We also receive set-up fees for initial integration services we provide to our customers. Most of our customers have contracts with us that may be terminated by the customer by providing 30 to 90 days’ notice.

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

Cost of Revenues and Operating Expenses

Cost of Revenues.    Cost of revenues consist primarily of personnel costs for our customer success and implementation teams, customer support personnel and application support personnel. Cost of revenues also includes our cost of network services, which is primarily data center costs for the locations where we keep the equipment that serves our customers, and connectivity costs that facilitate electronic data transmission between our customers and their trading partners.

Sales and Marketing Expenses.    Sales and marketing expenses consist primarily of personnel costs for our sales, marketing and product management teams, commissions earned by our sales personnel and marketing costs. In order to expand our business, we will continue to add resources to our sales and marketing efforts over time.

Research and Development Expenses.    Research and development expenses consist primarily of personnel costs for development of new and maintenance of existing solutions. Our research and development group is also responsible for enhancing existing solutions and applications as well as internal tools and developing new information maps that integrate our customers to their trading partners in compliance with those trading partners’ requirements.

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

Other Metrics

Recurring Revenue Customers.    As of December 31, 2015, we had approximately 23,000 customers with contracts to pay us monthly fees, which we refer to as recurring revenue customers. We report recurring revenue customers at the end of a period. A small portion of our recurring revenue customers consist of separate units within a larger organization. We treat each of these units, which may include divisions, departments, affiliates and franchises, as distinct customers.

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

Fees related to our Trading Partner Fulfillment and Trading Partner Analytics solutions consist of two revenue sources: set-up fees and recurring monthly fees. Set-up fees are specific for each connection a customer has with a trading partner and most of our customers have connections with numerous trading partners. Set-up fees are nonrefundable upfront fees that do not have standalone value to our customer and are not separable from the recurring monthly fees. All set-up fees and related costs are deferred and recognized ratably over the average life of the connection between the customer and the trading partner, which is approximately two years. We begin recognizing set-up fee revenue once the connection is established. Set-up fees for which connections have not yet been established are classified as long-term. We continue to evaluate the length of the amortization period as more experience is gained with cancellations and technology changes requested by our customers. It is possible that, in the future, the period over which such subscription set-up fees and costs are amortized may be adjusted. Any change in our estimate of the average connection life will affect our future results of operations.

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

We have elected to early adopt Accounting Standards Update (ASU) No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires deferred tax assets and liabilities to be classified as noncurrent on the classified statement of financial position. We adopted this updated accounting standard prospectively to simplify the presentation of our deferred tax assets and liabilities.

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

Prior to becoming a public entity in 2010, historical volatility was not available for our common stock. As a result, we did not have sufficient data to rely solely on the historical volatility of our common stock. Therefore, we estimated volatility based partially on the historical volatilities of the publicly traded shares of a selected peer group and partially on the historical volatility of our common stock, which collectively provided a reasonable basis for estimating volatility. Beginning in 2015, we relied solely on the historical volatility of our common stock.

Valuation of Goodwill and Purchased Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. Assets acquired may include identifiable intangible assets, such as subscriber relationships, which are recognized separately from goodwill.

We test goodwill for impairment annually at December 31, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test is conducted by comparing the fair value of the net assets with the carrying value of the reporting unit. Fair value is determined using the direct market observation of market price and outstanding equity of the reporting unit at December 31. If the carrying value were to exceed the fair value of the reporting unit, the goodwill may be impaired. If this were to occur, the fair value would then be allocated to assets and liabilities in a manner similar to a purchase price allocation in order to determine the implied fair value of the goodwill. This implied fair value would then be compared to the carrying amount of the goodwill and, if it were less, an impairment loss would be recognized.

Results of Operations

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

The following table presents our results of operations for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2015		2014		Change
		% of revenue		% of revenue		%
Revenues	$158,518	100.0%	$127,947	100.0%	$30,571	23.9%
Cost of revenues	50,043	31.6	39,991	31.3	10,052	25.1

Gross profit	108,475	68.4	87,956	68.7	20,519	23.3

Operating expenses
Sales and marketing	55,374	34.9	46,990	36.7	8,384	17.8
Research and development	17,954	11.3	13,494	10.5	4,460	33.1
General and administrative	24,817	15.7	20,233	15.8	4,584	22.7
Amortization of intangible assets	3,307	2.1	2,856	2.2	451	15.8

Total operating expenses	101,452	64.0	83,573	65.3	17,879	21.4

Income from operations	7,023	4.4	4,383	3.4	2,640	60.2
Other income (expense)
Interest income, net	197	0.1	187	0.1	10	5.3
Other expense, net	(145)	(0.1)	(458)	(0.4)	313	(68.3)

Total other income (expense), net	52	—	(271)	(0.2)	323	(119.2)

Income before income taxes	7,075	4.5	4,112	3.2	2,963	72.1
Income tax expense	(2,436)	(1.5)	(1,408)	(1.1)	(1,028)	73.0

Net income	$4,639	2.9%	$2,704	2.1%	1,935	71.6%

Due to rounding, totals may not equal the sum of the line items in the table above

Revenues.    Revenues for 2015 increased $30.6 million, or 24%, to $158.5 million from $127.9 million for 2014. The increase in revenues resulted from two primary factors: the increase in recurring revenue customers and the increase in average recurring revenues per recurring revenue customer, which we also refer to as wallet share.

•	The number of recurring revenue customers increased 6% to 23,410 at December 31, 2015 from 21,983 at December 31, 2014.

•

Average recurring revenues per recurring revenue customer, or wallet share, increased 15% to $6,343 for 2015 from $5,524 for 2014. This increase in wallet share was primarily attributable to increased fees resulting from increased usage of our solutions by our recurring revenue customers and growth in larger customers.

Recurring revenues from recurring revenue customers increased 25% in 2015, as compared to 2014, and accounted for 91% of our total revenues for 2015 and 90% for 2014. We anticipate that the number of recurring revenue customers and wallet share will continue to increase as we increase the number of solutions we offer and increase the penetration of those solutions across our customer base.

Cost of Revenues.    Cost of revenues for 2015 increased $10.1 million, or 25%, to $50.0 million from $40.0 million for 2014. This increase was primarily due to increased headcount in 2015 which resulted in higher personnel-related costs of approximately $7.2 million, occupancy costs of approximately $516,000 and stock based compensation expense of $375,000. We also incurred higher expenses for software and cloud-based subscriptions of $988,000 and depreciation expense of $482,000 for continued investment in the infrastructure supporting our solutions in 2015 as compared to 2014. As a percentage of revenues, cost of revenues was 32% for 2015 compared to 31% for 2014. Going forward, we anticipate that cost of revenues will increase in absolute dollars as we continue to expand our business.

Sales and Marketing Expenses.    Sales and marketing expenses for 2015 increased $8.4 million, or 18%, to $55.4 million from $47.0 million for 2014. This increase was primarily due to increased headcount in 2015, which resulted in higher personnel-related costs of $6.2 million and occupancy costs of $409,000, and increased commissions of approximately $1.7 million earned by sales personnel and referral partners from generating new business. As a percentage of revenues, sales and marketing expenses were 35% for 2015 compared to 37% for 2014. As we expand our business, we will continue to add resources to our sales and marketing efforts over time, and we expect that these expenses will continue to increase in absolute dollars.

Research and Development Expenses.    Research and development expenses for 2015 increased $4.5 million, or 33%, to $18.0 million from $13.5 million for 2014. This increase was primarily due to increased headcount in 2015 which resulted in higher personnel-related costs of $3.7 million, occupancy costs of $265,000 and stock based compensation expense of $195,000. We also incurred higher expenses for software and cloud-based subscriptions of $327,000 in 2015 as compared to 2014. As a percentage of revenues, research and development expenses were 11% for both 2015 and 2014. As we enhance and expand our solutions and applications, we expect that research and development expenses will continue to increase in absolute dollars.

General and Administrative Expenses.    General and administrative expenses for 2015 increased $4.6 million, or 23%, to $24.8 million from $20.2 million for 2014. This increase was primarily due to increased headcount in 2015 which resulted in higher personnel-related costs of $2.7 million, occupancy costs of $423,000 and stock based compensation expense of $368,000. We also incurred higher expenses for software subscription and maintenance of $286,000. We also had increases in our provision for doubtful accounts, credit card fees and charitable contributions offset by lower legal fees in 2015 as compared to 2014. As a percentage of revenues, general and administrative expenses were 16% for both 2015 and 2014. Going forward, we expect that general and administrative expenses will continue to increase in absolute dollars as we expand our business.

Amortization of Intangible Assets.    Amortization of intangible assets for 2015 increased $451,000 from 2014. This increase is due to the impact of a full year of amortization from the intangible assets acquired for the Leadtec acquisition in October 2014.

Other Expense.    Other expense for 2014 included $338,000 for a one-time Australian stamp duty tax related to the Leadtec acquisition in October 2014.

Income Tax Expense.    Our 2015 and 2014 provision for income taxes was $2.4 million and $1.4 million, respectively, and included current federal, state and foreign income taxes as well as deferred federal and state income taxes. The increase in income tax expense in 2015 was primarily due to the increase pretax book income of $3.0 million.

See Note K to our consolidated financial statements, included in this Annual Report on Form 10-K, for additional information regarding our income taxes.

Adjusted EBITDA.    Adjusted EBITDA, which is a non-GAAP measure of financial performance, consists of net income plus depreciation and amortization, interest expense, interest income, income tax expense, stock-based compensation expense and other adjustments as necessary for a fair presentation. Other adjustments included the impact of a one-time Australian stamp duty tax related to the Leadtec acquisition in 2014, as well as the impact of use tax refunds in 2015 and 2014 related to items previously expensed. The following table provides a reconciliation of net income to Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2015	2014
Net income	$4,639	$2,704
Depreciation and amortization	9,572	8,570
Interest income, net	(197)	(187)
Income tax expense	2,436	1,408
Other	(209)	269

EBITDA	16,241	12,764
Stock-based compensation expense	6,379	5,396

Adjusted EBITDA	$22,620	$18,160

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

	Year Ended December 31,
	2015	2014
Net income	$4,639	$2,704
Stock-based compensation expense	6,379	5,396
Amortization of intangible assets	3,307	2,856

Non-GAAP income	$14,325	$10,956

Non-GAAP income per share
Basic	$0.86	$0.67
Diluted	$0.84	$0.65
Shares used to compute non-GAAP income per share
Basic	16,565	16,236
Diluted	17,032	16,814

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

The following table presents our results of operations for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2014		2013		Change
		% of revenue		% of revenue		%
Revenues	$127,947	100.0%	$104,391	100.0%	$23,556	22.6%
Cost of revenues	39,991	31.3	31,781	30.4	8,210	25.8

Gross profit	87,956	68.7	72,610	69.6	15,346	21.1

Operating expenses
Sales and marketing	46,990	36.7	39,621	38.0	7,369	18.6
Research and development	13,494	10.5	10,870	10.4	2,624	24.1
General and administrative	20,233	15.8	17,189	16.5	3,044	17.7
Amortization of intangible assets	2,856	2.2	3,158	3.0	(302)	(9.6)

Total operating expenses	83,573	65.3	70,838	67.9	12,735	18.0

Income from operations	4,383	3.4	1,772	1.7	2,611	147.3
Other income (expense)
Interest income, net	187	0.1	112	0.1	75	67.0
Other expense	(458)	(0.4)	(147)	(0.1)	(311)	211.6

Total other expense, net	(271)	(0.2)	(35)	—	(236)	674.3

Income before income taxes	4,112	3.2	1,737	1.7	2,375	136.7
Income tax expense	(1,408)	(1.1)	(686)	(0.7)	(722)	105.2

Net income	$2,704	2.1	$1,051	1.0	1,653	157.3

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

Cost of Revenues.    Cost of revenues for 2014 increased $8.2 million, or 26%, to $40.0 million from $31.8 million for 2013. This increase was primarily due to increased headcount in 2014 which resulted in higher personnel-related costs of approximately $5.7 million, occupancy costs of approximately $376,000 and increased stock based compensation of $139,000. We also incurred higher expenses for software and cloud based subscriptions of approximately $1.0 million and direct network costs of $729,000 in 2014 as compared to 2013. As a percentage of revenues, cost of revenues was 31% for 2014 compared to 30% for 2013. Going forward, we anticipate that cost of revenues will increase in absolute dollars as we continue to expand our business.

Sales and Marketing Expenses.    Sales and marketing expenses for 2014 increased $7.4 million, or 19%, to $47.0 million from $39.6 million for 2013. This increase was primarily due to increased headcount in 2014, which resulted in higher personnel-related costs of $3.3 million, commissions earned by sales personnel from new business of $2.3 million, occupancy costs of $569,000 and stock based compensation expense of $452,000. We also had increased promotional costs of $305,000 and depreciation expense of $299,000 in 2014 as compared to 2013. As a percentage of revenues, sales and marketing expenses were 37% for 2014 compared to 38% for 2013. As we expand our business, we will continue to add resources to our sales and marketing efforts over time, and we expect that these expenses will continue to increase in absolute dollars.

Research and Development Expenses.    Research and development expenses for 2014 increased $2.6 million, or 24%, to $13.5 million from $10.9 million for 2013. This increase was primarily due to increased headcount in 2014 which resulted in higher personnel-related costs of $2.0 million, occupancy costs of $226,000 and stock based compensation expense of $173,000. We also incurred higher expenses for software and cloud based subscriptions of approximately $180,000 in 2014 as compared to 2013. As a percentage of revenues, research and development expenses were 11% for 2014, compared to 10% for 2013. As we enhance and expand our solutions and applications, we expect that research and development expenses will continue to increase in absolute dollars.

General and Administrative Expenses.    General and administrative expenses for 2014 increased $3.0 million, or 18%, to $20.2 million from $17.2 million for 2013. This increase was primarily due to increased headcount in 2014 which resulted in higher personnel-related costs of $707,000, occupancy costs of $188,000 and stock based compensation expense of $423,000. The increase was also due to increased legal costs, including costs related to the Leadtec acquisition of $692,000 and computer software and hardware maintenance of $358,000 in 2014 as compared to 2013. As a percentage of revenues, general and administrative expenses were 16% for 2014, compared to 17% for 2013. Going forward, we expect that general and administrative expenses will continue to increase in absolute dollars as we expand our business.

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

Liquidity and Capital Resources

At December 31, 2015, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $144.0 million and accounts receivable, net of allowance for doubtful accounts of $17.6 million compared to cash and cash equivalents of $130.8 million and accounts receivable, net of allowance for doubtful accounts of $15.4 million at December 31, 2014. Marketable securities are invested in accordance with our investment policy, with a goal of maintaining liquidity and capital preservation. Our cash equivalents and marketable securities are held in highly liquid money market funds, commercial paper, federal agency securities and corporate debt securities.

Net Cash Flows from Operating Activities

Net cash provided by operating activities was $14.4 million for 2015 compared to $16.8 million for 2014. The decrease in operating cash flows as compared to 2014 was driven by the decrease in accounts payable and accrued expenses due to the timing of payments and the Leadtec acquisition in the fourth quarter of 2014 along with the decrease in other current and non-current assets also due to the timing of payments, which is somewhat offset by higher net income and the increase in non-cash expenses.

Net cash provided by operating activities was $16.8 million for 2014 compared to $18.2 million for 2013. The decrease in operating cash flows as compared to 2013 was primarily due to the increase in accounts receivable and deferred costs outpacing the increase in deferred revenue, which were driven by the increase in sales in 2014. The higher net income and net increase in non-cash expenses along with increase accounts payable and accrued expenses due to the timing of payments and the Leadtec acquisition in the fourth quarter of 2014 offset the decrease in the net working capital.

Net Cash Flows from Investing Activities

Net cash used in investing activities was $31.3 million for 2015 including the $22.5 million purchase of marketable securities and $8.8 million for capital expenditures. In general, our capital expenditures are for supporting our business growth and existing customer base, as well as for our internal use such as equipment for our employees.

Net cash used in investing activities was $20.2 million for 2014, including $12.6 million for the acquisition of Leadtec and $7.6 million for capital expenditures.

Net cash used in investing activities was $5.7 million for 2013, all for capital expenditures.

Net Cash Flows from Financing Activities

Net cash provided by financing activities was $8.3 million and $3.5 million for 2015 and 2014, respectively, all related to the exercise of stock options and proceeds from our employee stock purchase plan.

Net cash provided by financing activities was $52.7 million for 2013, and primarily represented $47.6 million of net proceeds from our common stock offering in November 2013 and $5.1 million related to the exercise of stock options and proceeds from our employee stock purchase plan.

Credit Facility

In the fourth quarter of 2015, we closed our revolving credit agreement with JPMorgan Chase Bank, N.A., which provided for a $20 million revolving credit facility.

There were no borrowings under the revolving credit agreement in 2015, 2014 or 2013 and we were in compliance with all covenants under the revolving credit agreement while the credit line was available.

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

We believe our cash, cash equivalents, marketable securities and cash flows from our operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

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

Contractual and Commercial Commitment Summary

Our contractual obligations and commercial commitments as of December 31, 2015 are summarized below:

	Payments Due By Period (in thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations	$15,500	$3,306	$5,883	$4,450	$1,861

Seasonality

The size and breadth of our customer base mitigates the seasonality of any particular retailer. As a result, our results of operations are not materially affected by seasonality.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers accounting requirements for the recognition of revenue from contracts with customers. This guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. These new requirements are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. We are currently evaluating the impact of this guidance on our results of operations and financial position.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which amends the guidance requiring companies to separate deferred income tax liabilities and assets into current and non-current amounts in a classified statement of financial position. This accounting guidance simplifies the presentation of deferred income taxes, such that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. This accounting guidance is effective for us beginning in the first quarter of 2018, but we have elected to adopt this guidance prospectively as of December 31, 2015. As a result, we have classified all deferred tax liabilities and assets as non-current in the consolidated balance sheet at December 31, 2015.

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

We did not have any outstanding debt as of December 31, 2015 and 2014. We therefore do not have any material risk to interest rate fluctuations.

Foreign Currency Exchange Risk.    We have revenue, expenses, assets and liabilities that are denominated in currencies other than the U.S. dollar, primarily the Australian dollar. In 2016, we will also have exposure to the Canadian dollar. As of December 31, 2015, we maintained less than 10% of our total cash and cash equivalents outside of the United States in foreign currencies, primarily in Australian dollars. We believe that a significant change in foreign currency exchange rates or an inability to access these funds would not affect our ability to meet our operational needs. As we expand internationally, our results of operations and cash flows may be impacted by changes in foreign currency exchange rates, and would be adversely impacted when the U.S. dollar appreciates relative to other foreign currencies. We have not used any forward contracts or currency borrowings to hedge our exposure to foreign currency exchange risk, although we may do so in the future.

Item 8.	Financial Statements and Supplementary Data

SPS Commerce, Inc. Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

SPS Commerce, Inc.:

We have audited the accompanying consolidated balance sheets of SPS Commerce, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. We also have audited SPS Commerce, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. SPS Commerce, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SPS Commerce, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ending December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, SPS Commerce, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission .

/s/    KPMG LLP

Minneapolis, Minnesota

February 24, 2016

SPS COMMERCE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2015	2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$121,538	$130,795
Short-term marketable securities	7,517	—
Accounts receivable, net	17,615	15,422
Deferred costs	15,086	12,055
Deferred income taxes	—	76
Other current assets	5,030	3,846

Total current assets	166,786	162,194
PROPERTY AND EQUIPMENT, net	13,620	11,361
GOODWILL	33,848	34,854
INTANGIBLE ASSETS, net	15,081	18,851
MARKETABLE SECURITIES, non-current	14,950	—
OTHER ASSETS
Deferred costs, non-current	5,260	5,267
Deferred income taxes, non-current	11,149	11,035
Other non-current assets	1,037	213

Total assets	$261,731	$243,775

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,163	$3,961
Accrued compensation	11,150	9,926
Accrued expenses	1,987	2,470
Deferred revenue	7,740	7,505
Deferred rent	1,194	698

Total current liabilities	24,234	24,560
OTHER LIABILITIES
Deferred revenue, non-current	11,005	10,653
Deferred rent, non-current	4,307	3,471

Total liabilities	39,546	38,684

COMMITMENTS and CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 55,000,000 shares authorized; 16,723,994 and 16,348,747 shares issued and outstanding, respectively	17	16
Additional paid-in capital	265,265	250,633
Accumulated deficit	(39,449)	(44,088)
Accumulated other comprehensive loss	(3,648)	(1,470)

Total stockholders’ equity	222,185	205,091

Total liabilities and stockholders’ equity	$261,731	$243,775

See accompanying notes to these consolidated financial statements.

SPS COMMERCE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenues	$158,518	$127,947	$104,391
Cost of revenues	50,043	39,991	31,781

Gross profit	108,475	87,956	72,610

Operating expenses
Sales and marketing	55,374	46,990	39,621
Research and development	17,954	13,494	10,870
General and administrative	24,817	20,233	17,189
Amortization of intangible assets	3,307	2,856	3,158

Total operating expenses	101,452	83,573	70,838

Income from operations	7,023	4,383	1,772
Other income (expense)
Interest income, net	197	187	112
Other expense, net	(145)	(458)	(147)

Total other income (expense), net	52	(271)	(35)

Income before income taxes	7,075	4,112	1,737
Income tax expense	(2,436)	(1,408)	(686)

Net income	$4,639	$2,704	$1,051

Net income per share
Basic	$0.28	$0.17	$0.07
Diluted	$0.27	$0.16	$0.07
Weighted average common shares used to compute net income per share
Basic	16,565	16,236	15,201
Diluted	17,032	16,814	15,931

Other comprehensive income (loss)
Foreign currency translation adjustments	(2,119)	(1,470)	—
Unrealized loss on investments	(59)	—	—

Comprehensive income	$2,461	$1,234	$1,051

See accompanying notes to these consolidated financial statements.

SPS COMMERCE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances, January 1, 2013	14,812,759	$15	$182,645	$(47,843)	$—	$134,817
Stock-based compensation	—	—	4,203	—	—	4,203
Exercise of stock options and issuance of restricted stock	497,248	—	3,735	—	—	3,735
Excess tax benefit of stock options exercised	—	—	156	—	—	156
Employee stock purchase plan	32,114	—	1,242	—	—	1,242
Stock offering, net of costs	750,000	1	47,568	—	—	47,569
Net income	—	—	—	1,051	—	1,051

Balances, December 31, 2013	16,092,121	16	239,549	(46,792)	—	192,773
Stock-based compensation	—	—	5,396	—	—	5,396
Exercise of stock options and issuance of restricted stock	186,678	—	1,886	—	—	1,886
Excess tax benefit of stock options exercised	—	—	261	—	—	261
Employee stock purchase plan	26,353	—	1,338	—	—	1,338
Stock issued for acquisition	43,595		2,203			2,203
Net income	—	—	—	2,704	—	2,704
Foreign currency translation adjustments	—	—	—	—	(1,470)	(1,470)

Balances, December 31, 2014	16,348,747	16	250,633	(44,088)	(1,470)	205,091
Stock-based compensation	—	—	6,379	—	—	6,379
Exercise of stock options and issuance of restricted stock	346,885	1	4,439	—	—	4,440
Excess tax benefit of stock options exercised	—	—	2,336	—	—	2,336
Employee stock purchase plan	28,362	—	1,478	—	—	1,478
Net income	—	—	—	4,639	—	4,639
Foreign currency translation adjustments	—	—	—	—	(2,119)	(2,119)
Unrealized loss on investments	—	—	—	—	(59)	(59)

Balances, December 31, 2015	16,723,994	$17	$265,265	$(39,449)	$(3,648)	$222,185

See accompanying notes to these consolidated financial statements.

SPS COMMERCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net income	$4,639	$2,704	$1,051
Reconciliation of net income to net cash provided by operating activities
Deferred income taxes	(38)	1,031	443
Depreciation and amortization of property and equipment	6,265	5,714	4,893
Amortization of intangible assets	3,307	2,856	3,158
Provision for doubtful accounts	1,271	717	479
Stock-based compensation	6,379	5,396	4,203
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable	(3,517)	(3,890)	(1,150)
Deferred costs	(3,023)	(4,590)	(2,184)
Other current assets	(2,037)	(719)	2,593
Other non-current assets	—	—	28
Accounts payable	(1,569)	1,271	(59)
Accrued compensation	1,295	1,568	1,943
Accrued expenses	(461)	1,365	(108)
Deferred revenue	587	2,440	1,309
Deferred rent	1,331	925	1,644

Net cash provided by operating activities	14,429	16,788	18,243

Cash flows from investing activities
Business acquistions, net of cash acquired	—	(12,595)	—
Purchases of property and equipment	(8,757)	(7,582)	(5,701)
Purchases of marketable securities	(22,527)	—	—

Net cash used in investing activities	(31,284)	(20,177)	(5,701)

Cash flows from financing activities
Net proceeds from stock offerings	—	—	47,738
Stock offering costs	—	—	(169)
Net proceeds from exercise of options to purchase common stock	4,440	1,886	3,735
Excess tax benefit from exercise of options to purchase common stock	2,336	261	156
Net proceeds from employee stock purchase plan	1,478	1,338	1,242

Net cash provided by financing activities	8,254	3,485	52,702

Effect of foreign currency exchange rate changes	(656)	(595)	—

Net increase (decrease) in cash and cash equivalents	(9,257)	(499)	65,244
Cash and cash equivalents at beginning of period	130,795	131,294	66,050

Cash and cash equivalents at end of period	$121,538	$130,795	$131,294

Supplemental disclosure of cash flow information
Cash paid for income taxes	$114	$113	$55
Non-cash financing activities:
Common stock issued for business acquisitions	$—	$2,203	$—

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of less than 90 days. Cash and cash equivalents are stated at fair value.

Marketable Securities

Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities are classified as available for sale and are carried at fair value, with the change in unrealized gains and losses, net of tax, reported as a separate component on the consolidated statements of comprehensive income/loss. Fair value is determined based on quoted market rates when observable or utilizing data points that are observable, such as quoted prices, interest rates and yield curves. When a determination has been made that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is realized and is included in other income (expense), net in the consolidated statements of comprehensive income (loss).

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, which include cash, cash equivalents, accounts receivable, accounts payable and other accrued expenses, approximates fair value due to their short maturities. Marketable securities are recorded at fair value.

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

Computer equipment and software: 2 to 3 years

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

Fees related to our Trading Partner Fulfillment and Trading Partner Analytics solutions consist of two revenue sources: set-up fees and recurring monthly fees. Set-up fees are specific for each connection a customer has with a trading partner and most of our customers have connections with numerous trading partners. Set-up fees are nonrefundable upfront fees that do not have standalone value to our customer and are not separable from the recurring monthly fees. All set-up fees and related costs are deferred and recognized ratably over the average life of the connection between the customer and the trading partner, which is approximately two years. We begin recognizing set-up fee revenue once the connection is established. Set-up fees for which connections have not yet been established are classified as long-term. We continue to evaluate the length of the amortization period as more experience is gained with cancellations and technology changes requested by our customers. It is possible that, in the future, the period over which such subscription set-up fees and costs are amortized may be adjusted. Any change in our estimate of the average connection life will affect our future results of operations. The recurring monthly fees are comprised of both fixed and transaction-based fees that are recognized as earned.

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

We estimate the fair value of options granted using the Black-Scholes option pricing model. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as an adjustment in the period estimates are revised. In valuing share-based awards, judgment is required in determining the expected volatility of common stock and the expected term individuals will hold their share-based awards prior to exercising. In 2015, we relied solely on the historical volatility of our common stock. Previously, in 2014, expected volatility was partially based on the historical volatilities of the publicly traded shares of a selected peer group, and partially based on the historical volatility of our common stock. This is because we did not have sufficient historical volatility data to rely solely on the historical volatility of our common stock. The expected term of the options is based on the simplified method which does not consider historical or expected employee exercise behavior.

Advertising Costs

Advertising costs are charged to expense as incurred. Advertising costs were approximately $47,000, $23,000 and $61,000 for the years ended December 31, 2015, 2014 and 2013, respectively. Advertising costs are included in sales and marketing expenses in our consolidated statements of comprehensive income.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers accounting requirements for the recognition of revenue from contracts with customers. This guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. These new requirements are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. We are currently evaluating the impact of this guidance on our results of operations and financial position.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which amends the guidance requiring companies to separate deferred income tax liabilities and assets into current and non-current amounts in a classified statement of financial position. This accounting guidance simplifies the presentation of deferred income taxes, such that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. This accounting guidance is effective for us beginning in the first quarter of 2018, but we have elected to adopt this guidance prospectively as of December 31, 2015. As a result, we have classified all deferred tax liabilities and assets as non-current in the consolidated balance sheet at December 31, 2015.

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

The purchased intangible assets are being amortized on a straight-line basis over their estimated useful lives. Amortization expense related to these intangible assets was $733,000 for the year ended December 31, 2015 and $168,000 for the period from October 12, 2014 through December 31, 2014.

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

NOTE C – Financial Instruments

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

Our fixed income investments are carried at fair value and unrealized gains and losses on these investments, net of taxes, are included in accumulated other comprehensive loss in the consolidated balance sheets. Realized gains or losses are included in other income (expense) in the consolidated statements of comprehensive income (loss). When a determination has been made that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is realized and is included in other income (expense), net in the consolidated statements of comprehensive income (loss).

Cash equivalents and marketable securities, consisted of the following (in thousands):

	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$79,717	$—	$—	$79,717
Marketable securities:
Corporate bonds	10,042	—	(34)	10,008
Commercial paper	2,499	1	—	2,500
U.S. treasury securities	7,489	—	(27)	7,462
U.S. agency obligations	2,497	1	—	2,498

	$102,244	$2	$(61)	$102,185

Due within one year				$87,235
Due within two years				14,950

Total				$102,185

We do not believe any of the unrealized losses represent an other-than-temporary impairment based on our assessment of available evidence as of December 31, 2015. We expect to receive the full principal and interest on all of these cash equivalents and marketable securities. There were no unrealized gains or losses for our money market funds as of December 31, 2014.

Fair Value Measurements

We measure certain financial assets at fair value on a recurring basis based on a fair value hierarchy that requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of inputs that may be used to measure fair value are:

•	Level 1 — quoted prices in active markets for identical assets or liabilities

•

Level 2 — observable inputs other than Level 1 prices, such as (a) quoted prices for similar assets or liabilities, (b) quoted prices in markets with insufficient volume or infrequent transactions (less active markets), or (c) model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

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

The following table presents information about our financial assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

	Level 1	Level 2	Level 3	Total
Assets at December 31, 2015:
Cash and cash equivalents:
Money market funds	$79,717	$—	$—	$79,717
Marketable securities:
Corporate bonds	—	10,008	—	10,008
Commerical paper	—	2,500	—	2,500
U.S. treasury securities	—	7,462	—	7,462
U.S. agency obligations	—	2,498	—	2,498

	$79,717	$22,468	$—	$102,185

Assets at December 31, 2014:
Cash and cash equivalents:
Money market funds	$66,052	$—	$—	$66,052

	$66,052	$—	$—	$66,052

NOTE D – Allowance for Doubtful Accounts

The allowance for doubtful accounts activity, included in accounts receivable, net, was as follows (in thousands):

	2015	2014	2013
Balances, January 1	$279	$237	$227
Provision for doubtful accounts	1,271	717	479
Write-offs	(1,198)	(750)	(504)
Recoveries	94	75	35

Balances, December 31	$446	$279	$237

NOTE E – Property and Equipment, net

Property and equipment, net included the following (in thousands):

	December 31,
	2015	2014
Computer equipment and software	$27,725	$22,766
Office equipment and furniture	5,793	5,015
Leasehold improvements	5,530	4,039

	39,048	31,820
Less: accumulated depreciation and amortization	(25,428)	(20,459)

	$13,620	$11,361

At December 31, 2015 and 2014, property and equipment, net included approximately $709,000 and $680,000, respectively, of assets held at subsidiary and office locations outside of the United States of America.

NOTE F – Goodwill and Intangible Assets, net

The change in the goodwill balance for the year ended December 31, 2015 was due to the effect of foreign currency translation for the goodwill related to Leadtec that is based in Australian dollars. The change in goodwill for the year ended December 31, 2014 was due to the $10.0 million of goodwill from the acquisition of Leadtec (see Note B), partially offset by the effect of foreign currency translation.

Intangible assets, net included the following (in thousands):

	December 31,
	2015			2014
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Subscriber relationships	$26,337	$(11,856)	$14,481	$26,724	$(8,992)	$17,732
Non-competition agreements	1,834	(1,653)	181	1,849	(1,581)	268
Technology and other	819	(400)	419	922	(71)	851

	$28,990	$(13,909)	$15,081	$29,495	$(10,644)	$18,851

Amortization expense for the year ended December 31, 2013 included $290,000 for the impairment of a certain non-competition agreement.

At December 31, 2015, future amortization expense for intangible assets was as follows (in thousands):

2016	$3,298
2017	3,027
2018	2,448
2019	2,158
2020	2,136
Thereafter	2,014

$15,081

NOTE G – Line of Credit

In the fourth quarter of 2015, we closed the revolving credit agreement with JPMorgan Chase Bank, N.A. which provided for a $20 million revolving credit facility.

There were no borrowings under the revolving credit agreement in 2015 or 2014 and we were in compliance with all covenants under the revolving credit agreement while the credit line was available.

NOTE H – Commitments and Contingencies

Operating Leases

We are obligated under non-cancellable operating leases primarily for office space. Rent expense for all operating leases which includes minimum lease payments and other charges, such as common area maintenance fees, charged to operations was $4.6 million, $3.7 million and $2.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

On September 1, 2015, we executed a new lease agreement at our New Jersey office location which commences on February 1, 2016 and expires on June 30, 2023. The lease includes a right of first offer to lease certain additional space and one option to extend the term of the lease for five years at a market rate determined in accordance with the lease. There was also a rent holiday of 5 months which has been incorporated into our deferred rent calculation. On February 14, 2012, we executed a new lease agreement for our current headquarters location which commenced on November 1, 2012 and expires on April 30, 2020. The lease includes additional square footage upon commencement, a right of first offer to lease certain additional space, which we exercised, and two options to extend the term of the lease for three years at a market rate determined in accordance with the lease. There was also a rent holiday from November 2012 to October 2013 which has been incorporated into our deferred rent calculation.

At December 31, 2015, our future minimum payments under operating leases were as follows (in thousands):

2016	$3,306
2017	2,976
2018	2,907
2019	3,003
2020	1,447
Thereafter	1,861

$15,500

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

NOTE J – Stock-Based Compensation

Our equity compensation plans provide for the grant of incentive and nonqualified stock options, as well as other stock-based awards including restricted stock and restricted stock units, to employees, non-employee directors and other consultants who provide services to us. Restricted stock awards result in the issuance of new shares when granted. For other stock-based awards, new shares are issued when the award is exercised, vested or released according to the terms of the agreement. In January 2015, 980,924 additional shares were reserved for future issuance under our 2010 Equity Incentive Plan. At December 31, 2015, there were approximately 3.3 million shares available for grant under approved equity compensation plans.

We recorded stock-based compensation expense of $6.4 million, $5.4 million and $4.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. This expense was allocated as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cost of revenues	$989	$614	$475
Operating expenses
Sales and marketing	1,978	1,933	1,481
Research and development	640	444	266
General and administrative	2,772	2,405	1,981

Total stock-based compensation expense	$6,379	$5,396	$4,203

As of December 31, 2015, there was approximately $11.3 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a straight line basis over a weighted average period of 2.56 years.

Stock Options

Stock options generally vest over four years and have a contractual term of seven to ten years from the date of grant. Our stock option activity was as follows:

	Options (#)	Weighted Average Exercise Price ($/share)
Outstanding at January 1, 2013	1,370,141	$12.41
Granted	225,439	40.64
Exercised	(469,225)	7.96
Forfeited	(29,132)	30.93

Outstanding at December 31, 2013	1,097,223	19.62
Granted	153,770	62.86
Exercised	(153,196)	12.27
Forfeited	(12,334)	41.38

Outstanding at December 31, 2014	1,085,463	26.53
Granted	181,487	67.50
Exercised	(305,106)	14.55
Forfeited	(18,741)	45.82

Outstanding at December 31, 2015	943,103	37.91

Of the total outstanding options at December 31, 2015, 640,096 were exercisable with a weighted average exercise price of $27.25 per share. The total outstanding options had a weighted average remaining contractual life of 4.7 years.

The fair value of options that vested during the years ended December 31, 2015, 2014 and 2013 was $3.1 million, $2.9 million and $2.6 million, respectively.

The intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $16.8 million, $7.4 million and $20.7 million, respectively. The intrinsic value of outstanding options at December 31, 2015, 2014 and 2013 was $30.5 million, $33.8 million and $50.1 million, respectively.

The weighted-average fair values per share of options granted during 2015, 2014 and 2013 were $23.09, $24.36 and $14.60, respectively. The fair values of the options granted were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2015	2014	2013
Volatility	39%	42%	41%
Dividend yield	—	—	—
Life (in years)	4.52	4.17	4.75
Risk-free interest rate	1.36%	1.44%	0.86%

Prior to becoming a public entity in 2010, historical volatility was not available for our common stock. As a result, we did not have sufficient data to rely solely on the historical volatility of our common stock. Therefore, we estimated volatility based partially on the historical volatilities of the publicly traded shares of a selected peer group, and partially on the historical volatility of our common stock, which collectively provided a reasonable basis for estimating volatility. Beginning in 2015, we relied solely on the historical volatility of our common stock.

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

Our restricted stock units activity was as follows:

	Restricted Stock Units (#)	Weighted Average Grant Date Fair Value ($/share)
Outstanding at January 1, 2013	68,241	$26.35
Granted	59,695	40.06
Vested and common stock issued	(17,060)	26.09
Forfeited	(8,232)	33.85

Outstanding at December 31, 2013	102,644	33.77
Granted	42,001	64.89
Vested and common stock issued	(28,367)	32.92
Forfeited	(1,145)	35.42

Outstanding at December 31, 2014	115,133	45.25
Granted	68,159	67.50
Vested and common stock issued	(37,669)	40.91
Forfeited	(5,058)	54.28

Outstanding at December 31, 2015	140,565	56.88

The number of restricted stock units outstanding at December 31, 2015 included 31,987 units that have vested but for which shares of common stock have not yet been issued pursuant to the terms of the agreement.

Our restricted stock awards activity was as follows:

	Restricted Stock Awards (#)	Weighted Average Grant Date Fair Value ($/share)
Outstanding at January 1, 2013	5,275	$27.55
Restricted common stock issued	5,688	48.66
Restrictions lapsed	(9,541)	36.99
Forfeited	—	—

Outstanding at December 31, 2013	1,422	48.66
Restricted common stock issued	5,352	51.74
Restrictions lapsed	(5,199)	51.04
Forfeited	(237)	48.66

Outstanding at December 31, 2014	1,338	51.74
Restricted common stock issued	4,110	67.37
Restrictions lapsed	(4,416)	62.63
Forfeited	—	—

Outstanding at December 31, 2015	1,032	67.39

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

For the offering periods in 2015, we withheld approximately $1.5 million from employees participating in the plan and we purchased 28,362 shares on their behalf. For the offering periods in 2014, we withheld approximately $1.3 million from employees participating in the plan and we purchased 26,353 shares on their behalf. For the offering periods in 2013, we withheld approximately $1.2 million from employees participating in the plan and we purchased 32,114 shares on their behalf.

For the years ended December 31, 2015, 2014 and 2013, we recorded approximately $408,000, $473,000 and $402,000 of stock-based compensation expense associated with the employee stock purchase plan. The fair value was estimated based on the market price of our common stock at the beginning of each offering period and using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2015	2014	2013
Volatility	30%	45%	46%
Dividend yield	—	—	—
Life (in years)	0.50	0.50	0.50
Risk-free interest rate	0.12%	0.08%	0.10%

NOTE K – Income Taxes

The provision for income taxes was as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current
Federal	$2,066	$43	$—
State	289	254	192
Foreign	119	80	51
Deferred
Federal	103	1,183	450
State	(141)	(152)	(7)

	$2,436	$1,408	$686

A reconciliation of the expected federal income tax at the statutory rate to the provision for income taxes was as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Expected federal income tax at statutory rate	$2,404	$1,398	$593
State income taxes, net of federal tax effect	246	124	78
Tax impact of foreign activity	39	37	44
Permanent book/tax differences	67	173	106
Change in valuation allowance	(27)	(88)	17
Change in state deferred rate	(118)	(9)	53
Prior year true up	46	(43)	4
Research and development credit	(200)	(178)	(202)
Other	(21)	(6)	(7)

Total provision for income taxes	$2,436	$1,408	$686

The significant components of our deferred tax assets (liabilities) were as follows (in thousands):

	December 31,
	2015		2014
Deferred tax assets
Net operating loss and credit carryforwards	$4,687		$5,038
Deferred operations	1,443		1,823
Stock-based compensation expense	3,284		2,721
Depreciation and amortization	1,179		1,567
Accounts receivable allowances	252		172
Accrued expenses	1,137		940
Other	234		40

Gross deferred tax asset		12,216		12,301
Less: valuation allowance	(928)		(1,149)

Total net deferred tax asset		11,288		11,152
Deferred tax liability
Foreign operations	(139)		(41)

Total deferred tax liability		(139)		(41)

Net deferred tax assets		$11,149		$11,111

As of December 31, 2015, we had net operating loss carryforwards of $82.9 million for U.S. federal tax purposes. We also had $31.4 million of various state net operating loss carryforwards. The loss carryforwards for federal tax purposes will expire between 2019 and 2036 if not utilized. The loss carryforwards for state tax purposes will expire between 2016 and 2036 if not utilized.

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

Our federal and state net operating losses at December 31, 2015 included $57.3 million and $16.7 million, respectively, of income tax deductions in excess of previously recorded tax benefits. Although these additional tax deductions are included in the net operating losses referenced above, the related tax benefit will not be recognized until the deductions reduce our income taxes payable. The tax benefit of these excess deductions will be reflected as a credit to additional paid in capital when recognized. Accordingly, our deferred tax assets are reported net of the excess tax deductions for stock compensation and Section 382 limitations.

As of December 31, 2015 we had federal research and development credit carryforwards, net of Section 383 limitations, of $709,000, which, if not utilized, will begin to expire in 2030. We had state research and development credit carryforwards of $297,000, which, if not utilized, will begin to expire in 2025.

As of December 31, 2015, we had a valuation allowance against our deferred tax assets of $928,000. The valuation allowance is established for various state net operating loss and credit carryforwards that we do not expect to utilize based on our current expectations of future state taxable income.

We are subject to income taxes in the U.S. federal and various state and international jurisdictions. We are generally subject to U.S. federal and state tax examinations for all prior tax years due to our net operating loss carryforwards and the utilization of the carryforwards in years still open under statute.

As of December 31, 2015, we do not have any unrecognized tax benefits. It is our practice to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We do not expect any material changes in our unrecognized tax positions over the next 12 months.

NOTE L – Net Income Per Share

The following table presents the components of the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Year Ended December 31,
	2015	2014	2013
Numerator
Net income	$4,639	$2,704	$1,051
Denominator
Weighted average common shares outstanding, basic	16,565	16,236	15,201
Options to purchase common stock	437	535	676
Restricted stock units	27	42	51
Employee stock purchase plan	3	1	3

Weighted average common shares outstanding, diluted	17,032	16,814	15,931

Net income per share
Basic	$0.28	$0.17	$0.07
Diluted	$0.27	$0.16	$0.07

For the years ended December 31, 2015, 2014, and 2013, the effect of approximately 4,000, 126,000, and 1,000 outstanding potential common shares, respectively, were excluded from the calculation of diluted net income per share because they were anti-dilutive.

NOTE M – Retirement Savings Plan

We sponsor a 401(k) retirement savings plan for our U.S. employees. Employees can contribute up to 100% of their compensation, subject to the limits established by law. The company will match 25% of the employee’s contribution up to the first 6% of pre-tax annual compensation. Additionally, the company makes statutory contributions to retirement plans as required by local foreign government regulations. Our contributions to the plans, which vest immediately, were $1.1 million, $733,000 and $522,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

NOTE N – Selected Quarterly Financial Data (Unaudited)

The following table presents our selected unaudited quarterly statements of comprehensive income data (in thousands, except per share amounts):

	For the Three Months Ended
2015	Mar 31	Jun 30	Sep 30	Dec 31
Revenues	$36,970	$38,846	$40,354	$42,348
Gross profit	25,398	26,511	27,654	28,912
Income from operations	922	1,027	2,260	2,814
Net income	586	651	1,270	2,132
Diluted earnings per share	$0.03	$0.04	$0.07	$0.12

	For the Three Months Ended
2014	Mar 31	Jun 30	Sep 30	Dec 31
Revenues	$28,939	$31,100	$32,506	$35,402
Gross profit	19,684	21,473	22,536	24,263
Income from operations	598	1,014	1,354	1,417
Net income	373	639	838	854
Diluted earnings per share	$0.02	$0.04	$0.05	$0.05

Quarterly earnings per share amounts above may not equal the sum of the annual earnings per share amounts due to rounding

NOTE O – Subsequent Events

On January 5, 2016, our wholly owned subsidiary SPS Commerce Canada, Ltd. entered into a purchase agreement with the shareholders of Toolbox Solutions, Inc. (“Toolbox) to acquire all shares of Toolbox. Toolbox provides point-of-sale analytics and category management services to retailers and consumer packaged goods suppliers in North America. This acquisition expands our retail network along with our geographical presence and strengthens our analytics offerings. We paid $18.4 million in cash and $4.5 million in stock, or 64,891 shares of common stock, to the shareholders of Toolbox. This amount includes $1.1 million of stock, or 16,222 shares of common stock, that is subject to an earn-out and has not yet been issued. As of filing, we have not yet finalized our purchase accounting for this transaction.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015, the end of the period covered by this Annual Report on Form 10-K. This evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Disclosure controls and procedures means controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed such that information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO and CFO have concluded that as of December 31, 2015, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed our internal control over financial reporting as of December 31, 2015, based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2015 based on the specified criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report, which is included under Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: February 24, 2016

SPS COMMERCE, INC.

By:	/s/ ARCHIE C. BLACK
Archie C. Black
President and Chief Executive Officer

Each of the undersigned hereby appoints Archie C. Black and Kimberly K. Nelson, and each of them (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Act of 1934, any and all amendments and exhibits to this annual report on Form 10-K and any and all applications, instruments, and other documents to be filed with the Securities and Exchange Commission pertaining to this annual report on Form 10-K or any amendments thereto, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2016.

Name and Signature	Title

/s/ ARCHIE C. BLACK Archie C. Black	Chief Executive Officer, President and Director (principal executive officer)

/s/ KIMBERLY K. NELSON Kimberly K. Nelson	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

/s/ MICHAEL B. GORMAN Michael B. Gorman	Director

/s/ MARTIN J. LEESTMA Martin J. Leestma	Director

/s/ JAMES B. RAMSEY James B. Ramsey	Director

/s/ MICHAEL A. SMERKLO Michael A. Smerklo	Director

/s/ PHILIP E. SORAN Philip E. Soran	Director

/s/ SVEN A. WEHRWEIN Sven A. Wehrwein	Director

EXHIBIT INDEX

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

2.1	Share Purchase Agreement, dated as of January 5, 2016 by and among SPS Commerce Canada, Ltd. and the shareholders of Toolbox Solutions Inc.	8-K	001-34702	10/06/2016	2.1

3.1	Amended and Restated Certificate of Incorporation	S-3	333-182097	06/13/2012	4.1

3.2	Amended and Restated Bylaws	S-1/A	333-163476	03/05/2010	3.2

10.1	2001 Stock Option Plan**	S-1/A	333-163476	01/11/2010	10.3

10.2	Form of Incentive Stock Option Agreement under 2001 Stock Option Plan**	S-1/A	333-163476	01/11/2010	10.4

10.3	Form of Non-Statutory Stock Option Agreement (Director) under 2001 Stock Option Plan**	S-1/A	333-163476	01/11/2010	10.5

10.4	2010 Equity Incentive Plan, as amended effective October 29, 2014**	10-K	001-34702	02/20/2015	10.6

10.5	Form of Incentive Stock Option Agreement under 2010 Equity Incentive Plan**	8-K	001-34702	02/17/2012	10.2

10.6	Form of Non-Statutory Stock Option Agreement (Employee) under 2010 Equity Incentive Plan**	8-K	001-34702	02/17/2012	10.3

10.7	Form of Non-Statutory Stock Option Agreement (Director) under 2010 Equity Incentive Plan**	8-K	001-34702	02/17/2012	10.4

10.8	Form of Restricted Stock Unit Award Agreement under 2010 Equity Incentive Plan**	8-K	001-34702	02/17/2012	10.5

10.9	2002 Management Incentive Agreement between the Company and Archie C. Black**	S-1/A	333-163476	01/11/2010	10.14

10.10	2002 Management Incentive Agreement between the Company and James J. Frome**	S-1/A	333-163476	01/11/2010	10.15

10.11	Non-Employee Director Compensation Policy**	10-Q	001-34702	04/30/2015	10.1

10.12	Form of Indemnification Agreement for Michael B. Gorman	S-1/A	333-163476	01/11/2010	10.17

10.13	Form of Indemnification Agreement for Independent Directors	S-1/A	333-163476	01/11/2010	10.18

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

10.14	Form of Indemnification Agreement for Archie C. Black**	S-1/A	333-163476	01/11/2010	10.19

10.15	Employment Agreement between the Company and Archie C. Black**	S-1/A	333-163476	03/05/2010	10.20

10.16	Form of Executive Severance and Change in Control Agreement**	S-K	001-34702	02/03/2016	10.1

10.17	Standard Form Office Lease, dated as of February 14, 2012, by and between the registrant and CSDV-MN Limited Partnership	8-K	001-34702	02/17/2012	10.1

10.18	Form of Restricted Stock Award Agreement under 2010 Equity Incentive Plan**	10-Q	001-34702	05/08/2012	10.6

10.19	Management Incentive Plan**	8-K	001-34702	05/08/2012	10.2

21.1	Subsidiaries of the registrant					X

23.1	Consent of KPMG LLP					X

24.1	Power of Attorney (included on signature page)					X

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T					X

**	Indicates management contract or compensatory plan or arrangement.