Form 10-Q
period 2016-03-31
SPS COMMERCE INC
filed 2016-04-29
CIK 1092699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2016

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding at April 25, 2016 was 16,883,068 shares.

SPS COMMERCE, INC.

QUARTERLY REPORT ON FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains forward-looking statements regarding us, our business prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described under the heading “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We expressly disclaim any intent or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Commission that advise interested parties of the risks and factors that may affect our business.

PART I. – FINANCIAL INFORMATION

Item 1.	Financial Statements

SPS COMMERCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except share amounts)

	March 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$110,889	$121,538
Short-term marketable securities	10,010	7,517
Accounts receivable, less allowance for doubtful accounts of $444 and $446, respectively	20,426	17,615
Deferred costs	15,799	15,086
Other current assets	5,529	5,030

Total current assets	162,653	166,786

PROPERTY AND EQUIPMENT, net	13,972	13,620
GOODWILL	50,921	33,848
INTANGIBLE ASSETS, net	23,845	15,081
MARKETABLE SECURITIES, non-current	12,529	14,950
OTHER ASSETS
Deferred costs, non-current	5,311	5,260
Deferred income tax asset, non-current	11,451	11,149
Other non-current assets	1,043	1,037

Total assets	$281,725	$261,731

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,900	$2,163
Accrued compensation	11,333	11,150
Accrued expenses	2,926	1,987
Deferred revenue	11,334	7,740
Deferred rent	1,081	1,194

Total current liabilities	30,574	24,234

OTHER LIABILITIES
Deferred revenue, non-current	10,876	11,005
Deferred rent, non-current	4,486	4,307
Deferred income tax liability, non-current	2,396	—

Total liabilities	48,332	39,546

COMMITMENTS and CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 55,000,000 shares authorized; 16,881,758 and 16,723,994 shares issued and outstanding, respectively	17	17
Additional paid-in capital	272,533	265,265
Accumulated deficit	(38,405)	(39,449)
Accumulated other comprehensive loss	(752)	(3,648)

Total stockholders’ equity	233,393	222,185

Total liabilities and stockholders’ equity	$281,725	$261,731

See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2016	2015
Revenues	$45,599	$36,970
Cost of revenues	14,881	11,572

Gross profit	30,718	25,398

Operating expenses
Sales and marketing	15,889	13,744
Research and development	5,069	4,069
General and administrative	7,285	5,818
Amortization of intangible assets	1,161	845

Total operating expenses	29,404	24,476

Income from operations	1,314	922
Other income (expense)
Interest income, net	145	37
Other income (expense), net	293	(112)

Total other income (expense), net	438	(75)

Income before income taxes	1,752	847
Income tax expense	(708)	(261)

Net income	$1,044	$586

Net income per share
Basic	$0.06	$0.04
Diluted	$0.06	$0.03

Weighted average common shares used to compute net income per share
Basic	16,783	16,433
Diluted	17,029	17,011

Other comprehensive income (loss)
Foreign currency translation adjustments	2,821	(1,299)
Unrealized gain on investments	75	—

Comprehensive income (loss)	$3,940	$(713)

See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net income	$1,044	$586
Reconciliation of net income to net cash provided by operating activities
Deferred income taxes	(302)	(51)
Share-based earn-out liability	(365)	—
Depreciation and amortization of property and equipment	1,626	1,541
Amortization of intangible assets	1,161	845
Provision for doubtful accounts	304	138
Stock-based compensation	1,927	1,499
Changes in assets and liabilities
Accounts receivable	(2,189)	(594)
Deferred costs	(765)	(863)
Other current and non-current assets	99	(105)
Accounts payable	1,694	(477)
Accrued compensation	(319)	420
Accrued expenses	(90)	347
Deferred revenue	3,019	(78)
Deferred rent	67	(146)

Net cash provided by operating activities	6,911	3,062

Cash flows from investing activities
Purchases of property and equipment	(2,116)	(2,308)
Purchases of marketable securities	(2,495)	—
Maturities of marketable securities	2,500	—
Business acquisitions, net of cash acquired	(17,942)	—

Net cash used in investing activities	(20,053)	(2,308)

Cash flows from financing activities
Net proceeds from exercise of options to purchase common stock	1,069	2,047
Excess tax benefit from exercise of options to purchase common stock	1,021	300

Net cash provided by financing activities	2,090	2,347

Effect of foreign currency exchange rate changes	403	(346)

Net increase (decrease) in cash and cash equivalents	(10,649)	2,755
Cash and cash equivalents at beginning of period	121,538	130,795

Cash and cash equivalents at end of period	$110,889	$133,550

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of SPS Commerce, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and notes required by GAAP. We have included all normal recurring adjustments considered necessary to give a fair statement of our financial position, results of operations and cash flows for the interim periods shown. Operating results for these interim periods are not necessarily indicative of the results to be expected for the full year. The December 31, 2015 condensed consolidated balance sheet data was derived from our audited financial statements at that date. For further information, refer to the consolidated financial statements and accompanying notes for the year ended December 31, 2015 included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 24, 2016.

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

Significant Accounting Policies

During the three months ended March 31, 2016, there were no material changes in our significant accounting policies. See Note A to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on February 24, 2016, for additional information regarding our significant accounting policies.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers accounting requirements for the recognition of revenue from contracts with customers. This guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. These new requirements are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. We are currently evaluating the impact of this guidance on our results of operations and financial position.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which amends the guidance requiring companies to separate deferred income tax liabilities and assets into current and non-current amounts in a classified statement of financial position. This accounting guidance simplifies the presentation of deferred income taxes, such that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. This accounting guidance is effective for us beginning in the first quarter of 2017, but we elected to early adopt this guidance prospectively as of December 31, 2015. As a result, we have classified all deferred tax liabilities and assets as non-current in the condensed consolidated balance sheet at March 31, 2016.

In February 2016, the FASB issued ASU 2016-02, Leases which will supersede the existing lease guidance and will require all leases with a term greater than 12 months to be recognized in the statements of financial position and eliminate current real estate-specific lease guidance, while maintaining substantially similar classification criteria for distinguishing between finance leases and operating leases. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the impact this guidance will have on the consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which will simplify the income tax consequences, accounting for forfeitures and classification on the Statements of Consolidated Cash Flows. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact this guidance will have on the consolidated financial statements and related disclosures.

NOTE B – Business Acquisitions

Toolbox Solutions, Inc.

On January 5, 2016, we completed our acquisition of all of the outstanding common shares of Toolbox Solutions, Inc., a privately held company providing point-of-sale analytics and category management services to retailers and consumer packaged goods suppliers in North America. This acquisition expands our retail network and strengthens our analytics offerings. Pursuant to the share purchase agreement, we paid $17.9 million in cash and issued $3.3 million in stock, or 48,668 shares of common stock, to the shareholders of Toolbox Solutions. Furthermore, up to an additional 16,222 shares of common stock will be payable contingent upon the completion of certain revenue milestones. See Note C for subsequent measurements of this contingent liability.

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

The purchase price consisted of the following (in thousands):

Cash	$17,942
SPS Commerce, Inc. common stock	3,251
Fair value of share-based earn-out liability	1,043

$22,236

The final purchase price is subject to a net working capital adjustment to be determined by SPS Commerce and the sellers, pursuant to the terms of the purchase agreement. The number of shares of our common stock issued for the acquisition was 48,668 shares as calculated according to the terms of the purchase agreement. The fair value of the shares issued was determined using the closing price of our common stock on the acquisition date.

The following table summarizes the estimated fair values of the assets acquired, net of cash acquired of $359,000, and liabilities assumed at the acquisition date (in thousands):

Current assets	$1,233
Property and equipment	56
Goodwill	15,430
Intangible assets	9,070
Current liabilities	(1,031)
Deferred revenue	(301)
Deferred income tax liability	(2,221)

$22,236

Purchased Intangible Assets

The following table summarizes the estimated fair value of the purchased intangible assets and their estimated useful lives:

Purchased Intangible Assets	Estimated Fair Value (in thousands)	Estimated Life (in years)
Subscriber relationships	$7,400	8
Developed technology	1,200	4
Trade names	70	1
Non-competition agreements	400	5

Total	$9,070

The fair values of purchased intangible assets are preliminary and are subject to adjustment as additional information becomes available about the facts and circumstances that existed at the acquisition date. The purchased intangible assets are being amortized on a straight-line basis over their estimated useful lives. Amortization expense for the period from January 5, 2016 through March 31, 2016 was $337,000.

Acquisition-Related Costs and Post-Acquisition Operating Results

Acquisition-related costs were $107,000 and are included in our condensed consolidated statements of income for the three months ended March 31, 2016. The operating results of Toolbox Solutions, Inc. have been included in our condensed consolidated financial statements from January 5, 2016, the closing date of the acquisition. For the period from January 5, 2016 through March 31, 2016, approximately $1.6 million of our revenues were derived from Toolbox Solutions’ customers. The amount of operating income or loss from Toolbox Solutions was not separately identifiable due to our integration.

Pro Forma Financial Information

The pro forma financial information in the table below presents the combined operating results of SPS Commerce and Toolbox Solutions as if the acquisition had occurred on January 1, 2015. The pro forma information includes the historical operating results of each company and pro forma adjustments for the approximate $1.5 million of annual amortization expense related to purchased intangible assets and the additional impact on the provision or benefit for income taxes, resulting from the combined income and intangible amortization expense, using our statutory blended income tax rate of 26.5%.

	Three Months Ended March 31,
(in thousands, except per share data)	2016	2015
Pro forma total revenue	$45,829	$38,717
Pro forma net income (loss)	1,310	(482)
Pro forma net income per share
Basic	0.08	(0.03)
Diluted	0.08	(0.03)

The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have actually been reported had the acquisition occurred on January 1, 2015, nor is it necessarily indicative of our results of operations for any future periods.

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

Our fixed income investments are carried at fair value and unrealized gains and losses on these investments are included in other comprehensive income (loss) in the condensed consolidated statements of comprehensive income (loss). Realized gains or losses are included in other income (expense) in the condensed consolidated statements of comprehensive income (loss). When a determination has been made that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is realized and is included in other income (expense), net in the condensed consolidated statements of comprehensive income (loss).

Cash equivalents and marketable securities, consisted of the following (in thousands):

	March 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$65,300	$—	$—	$65,300

Marketable securities:
Corporate bonds	10,043	26	(23)	10,046
Commercial paper	2,494	1	—	2,495
U.S. treasury securities	7,489	6	—	7,495
U.S. agency obligations	2,497	6	—	2,503

	$87,823	$39	$(23)	$87,839

Due within one year				$75,310
Due within two years				12,529

Total				$87,839

	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$79,717	$—	$—	$79,717

Marketable securities:
Corporate bonds	10,042	—	(34)	10,008
Commercial paper	2,499	1	—	2,500
U.S. treasury securities	7,489	—	(27)	7,462
U.S. agency obligations	2,497	1	—	2,498

	$102,244	$2	$(61)	$102,185

Due within one year				$87,235
Due within two years				14,950

Total				$102,185

We do not believe any of the unrealized losses represent an other-than-temporary impairment based on our valuation of available evidence as of March 31, 2016. We expect to receive the full principal and interest on all of these cash equivalents and marketable securities.

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

Level 3 Measurements

Our valuation technique used to measure the fair value of our share-based earn-out liability was based on the present value of probability-weighted future cash flows related to the contingent earn-out criteria and the fair value of our common stock on each reporting date. While the fair value of our common stock is an observable input, the probability-weighted future cash flows related to the outcome of the earn-out represent a significant unobservable input to the valuation methodology. Accordingly, we have classified the earn-out liability as a Level 3 measurement.

The following table presents information about our financial assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

	Level 1	Level 2	Level 3	Total
Assets at March 31, 2016:
Cash and cash equivalents:
Money market funds	$65,300	$—	$—	$65,300
Marketable securities:
Corporate bonds	—	10,046	—	10,046
Commerical paper	—	2,495	—	2,495
U.S. treasury securities	—	7,495	—	7,495
U.S. agency obligations	—	2,503	—	2,503

Total Assets	$65,300	$22,539	$—	$87,839

Liabilities at March 31, 2016:
Share-based earn-out liability	$—	$—	$666	$666

Total liabilities	$—	$—	$666	$666

Assets at December 31, 2015:
Cash and cash equivalents:
Money market funds	$79,717	$—	$—	$79,717
Marketable securities:
Corporate bonds	—	10,008	—	10,008
Commerical paper	—	2,500	—	2,500
U.S. treasury securities	—	7,462	—	7,462
U.S. agency obligations	—	2,498	—	2,498

	$79,717	$22,468	$—	$102,185

We classify our cash and cash equivalents and marketable securities within Level 1 or Level 2 because we use quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value.

As described above, we classify our share-based earn-out liability in connection with our acquisition of Toolbox Solutions within Level 3 as factors used to develop the estimated fair value are unobservable. Our fair value estimate of this liability was $1.0 million at the date of acquisition and subsequent changes in the fair value of the share-based earn-out liability, whether due to changes in our probability assessment or the fair value of our common stock, are recognized in earnings in the period when the change in the estimated fair value occurs. During the quarter ended March 31, 2016, we recognized a $365,000 change in the fair value of our share-based earn-out liability in other income (expense), net in our condensed consolidated statements of comprehensive income primarily due to the change in the fair value of our common stock.

NOTE D – Goodwill and Intangible Assets, net

The change in our goodwill for the three months ended March 31, 2016 was due to the acquisition of Toolbox Solutions (see Note B) of $15.4 million as well as the effect of foreign currency translation.

Intangible assets, net included the following (in thousands):

	March 31, 2016			December 31, 2015
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Subscriber relationships	$34,483	$(12,841)	$21,642	$26,337	$(11,856)	$14,481
Non-competition agreements	2,272	(1,699)	573	1,834	(1,653)	181
Technology and other	2,230	(600)	1,630	819	(400)	419

	$38,985	$(15,140)	$23,845	$28,990	$(13,909)	$15,081

At March 31, 2016, future amortization expense for intangible assets was as follows (in thousands):

Remainder of 2016	$3,602
2017	4,459
2018	3,867
2019	3,575
2020	3,234
Thereafter	5,108

$23,845

NOTE E – Commitments and Contingencies

Operating Leases

At March 31, 2016, our future minimum payments under operating leases were as follows (in thousands):

Remainder of 2016	$2,508
2017	2,968
2018	2,900
2019	2,996
2020	1,475
Thereafter	1,861

$14,708

NOTE F – Stock-Based Compensation

Our equity compensation plans provide for the grant of incentive and nonqualified stock options, as well as other stock-based awards including restricted stock and restricted stock units, to employees, non-employee directors and other consultants who provide services to us. Restricted stock awards result in the issuance of new shares when granted. For other stock-based awards, new shares are issued when the award is exercised, vested or released according to the terms of the agreement. In February 2016, 1,003,439 additional shares were reserved for future issuance under our 2010 Equity Incentive Plan. At March 31, 2016, there were approximately 3.9 million shares available for grant under approved equity compensation plans.

We recorded stock-based compensation expense of $1.9 million and $1.5 million for the three months ended March 31, 2016 and 2015, respectively. This expense was allocated as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Cost of revenues	$280	$172
Operating expenses
Sales and marketing	654	542
Research and development	138	135
General and administrative	855	650

Total stock-based compensation expense	$1,927	$1,499

At March 31, 2016, there was approximately $19.1 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a straightline basis over a weighted average period of 3.1 years.

Stock Options

Stock options generally vest over four years and have a contractual term of seven to ten years from the date of grant. Our stock option activity was as follows:

	Options (#)	Weighted Average Exercise Price ($/share)
Outstanding at December 31, 2015	943,103	$37.91
Granted	293,173	48.08
Exercised	(57,096)	18.73
Forfeited	(9,479)	55.09

Outstanding at March 31, 2016	1,169,701	41.26

Of the total outstanding options at March 31, 2016, 651,062 were exercisable with a weighted average exercise price of $31.10 per share. The total outstanding options had a weighted average remaining contractual life of 5.0 years.

The weighted average grant date fair value of options granted during the first three months of 2016 was $16.08 and this was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Volatility	37.9%
Dividend yield	0%
Life (in years)	4.6
Risk-free interest rate	1.18%

Restricted Stock Units and Awards

Restricted stock units vest over four years and, upon vesting, the holder is entitled to receive shares of our common stock. With restricted stock awards, shares of our common stock are issued when the award is granted and the restrictions lapse over one year.

Our restricted stock units activity was as follows:

	Restricted Stock Units (#)	Weighted Average Grant Date Fair Value ($/share)
Outstanding at December 31, 2015	140,565	$56.88
Granted	107,263	48.08
Vested and common stock issued	(52,000)	48.17
Forfeited	(2,666)	67.10

Outstanding at March 31, 2016	193,162	54.20

The number of restricted stock units outstanding at March 31, 2016 included 193,162 units that have vested, but for which shares of common stock have not yet been issued pursuant to the terms of the agreement.

Our restricted stock awards activity was as follows:

	Restricted Stock Awards (#)	Weighted Average Grant Date Fair Value ($/share)
Outstanding at December 31, 2015	1,032	$67.39
Restricted common stock issued	—	—
Restrictions lapsed	(1,032)	67.37
Forfeited	—	—

Outstanding at March 31, 2016	—	—

Employee Stock Purchase Plan

Our employee stock purchase plan allows participating employees to purchase shares of our common stock at a discount through payroll deductions. The plan is available to all employees subject to certain eligibility requirements. Participating employees may purchase common stock, on a voluntary after tax basis, at a price that is the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period. The plan consists of two six-month offering periods, beginning on January 1 and July 1 of each calendar year, respectively. A total of 1.1 million shares of common stock are reserved for issuance under the plan.

For the offering period that began on January 1, 2016, we withheld approximately $426,000 from employees participating in the plan as of March 31, 2016.

For the three months ended March 31, 2016, we recorded approximately $107,000 of stock-based compensation expense associated with the employee stock purchase plan. The fair value was estimated based on the market price of our common stock at the beginning of the offering period using the Black-Scholes option pricing model with the following assumptions:

Volatility	24.8%
Dividend yield	0%
Life (in years)	0.5
Risk-free interest rate	0.49%

NOTE G – Income Taxes

We record our interim provision for income taxes by applying our estimated annual effective tax rate to our year-to-date pretax income and adjust the provision for discrete tax items recorded in the period. Differences between our effective tax rate and statutory tax rates are primarily due to the impact of permanently non-deductible expenses partially offset by the federal research and development credit. Our provisions for income taxes included current foreign and state income tax expense, as well as deferred tax expense.

As of March 31, 2016 we do not have any unrecognized tax benefits nor any accrued interest or tax penalties.

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

The following table presents the components of the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended March 31,
	2016	2015
Numerator
Net income	$1,044	$586

Denominator
Weighted average common shares outstanding, basic	16,783	16,433
Options to purchase common stock	244	553
Restricted stock units	—	24
Employee stock purchase plan	2	1

Weighted average common shares outstanding, diluted	17,029	17,011

Net income per share
Basic	$0.06	$0.04
Diluted	$0.06	$0.03

The effect of approximately 325,000 and 256,000 outstanding potential common shares was excluded from the calculation of diluted net income per share for the three months ended March 31, 2016 and 2015, respectively, as they were anti-dilutive.

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

For the three months ended March 31, 2016, our revenues were $45.6 million, an increase of 23% from the comparable period in 2015, and represented our 61st consecutive quarter of increased revenues. Total operating expenses increased 20% for the same period in 2016 from 2015.

On January 5, 2016, we entered into an stock purchase agreement with Toolbox Solutions, Inc., a privately-held information services company specializing in the collection, analysis and distribution of point-of-sale data used by retailers and suppliers to improve their supply chain efficiencies. Under the stock purchase agreement, we purchased and acquired substantially all of the assets of Toolbox Solutions for $17.9 million in cash, 48,668 shares of our common stock, and a share-based earn-out liability at an original fair value of $1.0 million. We also assumed certain liabilities of Toolbox Solutions. This acquisition allows us to expand our point-of-sale analytic offerings, expand our base of recurring revenue customers and add suppliers to our network. See Note B to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the acquisition of Toolbox Solutions.

Key Financial Terms and Metrics

We have several key financial terms and metrics, including annualized average recurring revenues per recurring revenue customer, which we also refer to as wallet share. During the three months ended March 31, 2016, there were no changes in the definitions of our key financial terms and metrics, which are discussed in more detail under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission on February 24, 2016.

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

During the three months ended March 31, 2016, there were no changes in our significant accounting policies or estimates. See Note A to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on February 24, 2016, for additional information regarding our accounting policies.

Results of Operations

The following table presents our results of operations for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2016		2015		Change
		% of revenue		% of revenue	$	%
Revenues	$45,599	100.0%	$36,970	100.0%	$8,629	23.3%
Cost of revenues	14,881	32.6	11,572	31.3	3,309	28.6

Gross profit	30,718	67.4	25,398	68.7	5,320	20.9

Operating expenses
Sales and marketing	15,889	34.8	13,744	37.2	2,145	15.6
Research and development	5,069	11.1	4,069	11.0	1,000	24.6
General and administrative	7,285	16.0	5,818	15.7	1,467	25.2
Amortization of intangible assets	1,161	2.5	845	2.3	316	37.4

Total operating expenses	29,404	64.5	24,476	66.2	4,928	20.1

Income from operations	1,314	2.9	922	2.5	392	42.5

Other income (expense)
Interest income, net	145	0.3	37	0.1	108	291.9
Other income (expense), net	293	0.6	(112)	(0.3)	405	(361.6)

Total other income (expense), net	438	1.0	(75)	(0.2)	513	(684.0)

Income before income taxes	1,752	3.8	847	2.3	905	106.8

Income tax expense	(708)	(1.6)	(261)	(0.7)	(447)	171.3

Net income	$1,044	2.3	$586	1.6	458	78.2

Due to rounding, totals may not equal the sum of the line items in the table above.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Revenues. Revenues for the three months ended March 31, 2016 increased $8.6 million, or 23%, to $45.6 million from $37.0 million for the same period in 2015. The increase in revenues resulted from two primary factors: the increase in recurring revenue customers and the increase in annualized average recurring revenues per recurring revenue customer, which we also refer to as wallet share.

•	Annualized average recurring revenues per recurring revenue customer, or wallet share, increased 17% to $7,053 for the three months ended March 31, 2016 from $6,013 for the same period in 2015. This increase in wallet share was primarily attributable to increased fees resulting from increased usage of our solutions by our recurring revenue customers and growth in larger customers.

•	The number of recurring revenue customers increased 6% to 23,817 at March 31, 2016 from 22,436 at March 31, 2015.

Recurring revenues from recurring revenue customers accounted for 91% of our total revenues, respectively, for the three months ended March 31, 2016, compared to 90% for the same period in 2015. We anticipate that the number of recurring revenue customers and wallet share will continue to increase as we increase the number of solutions we offer and increase the penetration of those solutions across our customer base.

Cost of Revenues. Cost of revenues for the three months ended March 31, 2016 increased $3.3 million, or 29%, to $14.9 million from $11.6 million for the same period in 2015. The increase in cost of revenues for the three-month period in 2016 was primarily due to increased headcount, which resulted in higher personnel-related costs of approximately $2.3 million, occupancy costs of approximately $178,000 and stock based compensation expense of $108,000 compared to the same period in 2015. We also incurred higher software and cloud-based subscription costs of $398,000 and depreciation expense of $229,000 as compared to the same period in 2015 for continued investment in the infrastructure supporting our solutions. As a percentage of revenues, cost of revenues were 33% for the three months ended March 31, 2016, compared to 31% for the same period in 2015. Going forward, we anticipate that cost of revenues will increase in absolute dollars as we continue to expand our business.

Sales and Marketing Expenses. Sales and marketing expenses for the three months ended March 31, 2016 increased $2.1 million, or 16%, to $15.9 million from $13.7 million for the same period in 2015. The increase in sales and marketing expenses for the three-month period in 2016 was due to increased headcount, which resulted in higher personnel-related costs of approximately $1.7 million, as well as increased variable compensation of approximately $476,000 earned by sales personnel and referral partners from new business compared to the same period in 2015. As a percentage of revenues, sales and marketing expenses were 35% for the three months ended March 31, 2016, compared to 37% for the same period in 2015. As we expand our business, we will continue to add resources to our sales and marketing efforts over time, and we expect that these expenses will continue to increase in absolute dollars.

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2016 increased $1.0 million, or 25%, to $5.1 million from $4.1 million for the same period in 2015. The increase in research and development expenses for the three-month period in 2016 was primarily due to increased headcount, which resulted in higher personnel costs of approximately $898,000 compared to the same period in 2015. As a percentage of revenues, research and development expenses were 11% for each of the three months ended March 31, 2016 compared to 11% for the same period in 2015. As we enhance and expand our solutions and applications, we expect that research and development expenses will continue to increase in absolute dollars.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2016 increased $1.5 million, or 25%, to $7.3 million from $5.8 million for the same period in 2015. The increase in general and administrative expenses for the three-month period in 2016 was due to increased headcount, which resulted in higher personnel-related costs of approximately $480,000 and stock based compensation expenses of approximately $206,000 compared to the same period in 2015. We also incurred higher legal and audit fees of approximately $143,000 due in part to the acquisition of Toolbox Solutions, bad debt expense of $166,000 and software subscription costs of approximately $107,000 compared to the same period in 2015. As a percentage of revenues, general and administrative expenses were 16% for each of the three months ended March 31, 2016 and 2015, respectively. Going forward, we expect that general and administrative expenses will continue to increase in absolute dollars as we expand our business.

Amortization of Intangible Assets. Amortization of intangible assets for the three months ended March 31, 2016 increased $316,000, or 37%, to $1.2 million from $845,000 for the same period in 2015 primarily due to the amortization of Toolbox Solutions’ intangible assets.

Other Income. Other income for the three months ended March 31, 2016 included $365,000 for an adjustment for the fair value of the Toolbox Solutions share-based earn-out liability due to the change in the stock price from date of acquisition through March 31, 2016.

Income Tax Expense. We recorded income tax expense of $708,000 for the three months ended March 31, 2016. We recorded income tax expense of $261,000 for three months ended March 31, 2015. The increase in income tax expense for the three-month period in 2016 was primarily due to increased pretax book income. For the full year 2016, we expect that our annual effective income tax rate will be approximately 40%.

Adjusted EBITDA. Adjusted EBITDA, which is a non-GAAP measure of financial performance, consists of net income plus depreciation and amortization, interest expense, interest income, income tax expense, stock-based compensation expense and other adjustments as necessary for a fair presentation. Other adjustments included the impact of the fair value adjustment for the Toolbox Solutions share-based earn-out liability. The following table provides a reconciliation of net income to Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2016	2015
Net income	$1,044	$586
Depreciation and amortization of property and equipment	1,626	1,541
Amortization of intangible assets	1,161	845
Interest income, net	(145)	(37)
Income tax expense	708	261
Other	(365)	—

EBITDA	4,029	3,196
Stock-based compensation expense	1,927	1,499

Adjusted EBITDA	$5,956	$4,695

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

	Three Months Ended March 31,
	2016	2015
Net income	$1,044	$586
Stock-based compensation expense	1,927	1,499
Amortization of intangible assets	1,161	845
Other	(365)	—

Non-GAAP income	$3,767	$2,930

Shares used to compute non-GAAP income per share
Basic	16,783	16,433
Diluted	17,029	17,011

Non-GAAP income per share
Basic	$0.22	$0.18
Diluted	$0.22	$0.17

Liquidity and Capital Resources

At March 31, 2016, our principal sources of liquidity were cash, cash equivalents and marketable securities of $133.4 million and accounts receivable, net of allowance for doubtful accounts, of $20.4 million. Marketable securities are invested in accordance with our investment policy, with a goal of maintaining liquidity and capital preservation. Our cash equivalents and marketable securities are held in highly liquid money market funds, commercial paper, federal agency securities, and corporate debt securities.

Net Cash Flows from Operating Activities

Net cash provided by operating activities was $6.9 million and $3.1 million for the three months ended March 31, 2016 and 2015, respectively. The increase in operating cash flows as compared to the same period in 2015 was primarily due to deferred revenue and the timing of payments for accounts payable, which is offset by accrued compensation and accrued expenses.

Net Cash Flows from Investing Activities

Net cash used in investing activities was $20.1 million and $2.3 million for the three months ended March 31, 2016 and 2015, respectively. The increase in net cash used in investing activities as compared to the same period in 2015 was primarily due to the acquisition of Toolbox Solutions for $17.9 million. For the three months ended March 31, 2016 and 2015, we had capital expenditures of $2.1 million and $2.3 million, respectively. Our capital expenditures are for supporting our business growth and existing customer base, as well as for our internal use such as equipment for our employees.

Net Cash Flows from Financing Activities

Net cash provided by financing activities was $2.1 million and $2.3 million for the three months ended March 31, 2016 and 2015, respectively, related to the exercise of stock options offset by the excess tax benefit from the exercise of stock options.

Effect of Foreign Currency Exchange Rate Changes

Our results of operations and cash flows were not materially affected by fluctuations in foreign currency exchange rates. We maintain approximately 10% of our total cash and cash equivalents outside of the United States in foreign currencies, primarily in Australian and Canadian dollars. We believe that a significant change in foreign currency exchange rates or an inability to access these funds would not affect our ability to meet our operational needs.

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

Inflation and changing prices did not have a material effect on our business during the three months ended March 31, 2016 and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Contractual and Commercial Commitment Summary

Our contractual obligations and commercial commitments as of March 31, 2016 are summarized below:

	Payments Due By Period (in thousands)
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$14,708	$2,508	$5,868	$4,471	$1,861

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

We did not have any outstanding debt as of March 31, 2016. Therefore, we do not have any material risk to interest rate fluctuations.

Foreign Currency Exchange Risk

We have revenue, expenses, assets and liabilities that are denominated in currencies other than the U.S. dollar, primarily the Australian and Canadian dollars. As we expand internationally, our results of operations and cash flows will be impacted by foreign currency fluctuations. We have not used any forward contracts or currency borrowings to hedge our exposure to foreign currency exchange risk, although we may do so in the future.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.

In this first quarter of 2016, we acquired the net assets of Toolbox Solutions, Inc. Toolbox Solutions represented approximately 11% of our total consolidated assets and 3% of our consolidated revenues as of and for the three months ended March 31, 2016. The scope of our assessment of the effectiveness of internal control over financial reporting does not include Toolbox Solutions. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes in our risk factors from those disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission on February 24, 2016.

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

Dated: April 29, 2016	SPS COMMERCE, INC.

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