Form 10-Q
period 2016-06-30
SPS COMMERCE INC
filed 2016-07-29
CIK 1092699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2016

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding at July 25, 2016 was 16,977,720 shares.

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

PART I. – FINANCIAL INFORMATION

Item 1.	Financial Statements

SPS COMMERCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except share amounts)

	June 30, 2016	December 31, 2015
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$107,160	$121,538
Short-term marketable securities	21,010	7,517
Accounts receivable, less allowance for doubtful accounts of $414 and $446, respectively	20,432	17,615
Deferred costs	17,278	15,086
Other current assets	7,540	5,030

Total current assets	173,420	166,786

PROPERTY AND EQUIPMENT, net	13,932	13,620
GOODWILL	50,852	33,848
INTANGIBLE ASSETS, net	22,534	15,081
MARKETABLE SECURITIES, non-current	7,556	14,950
OTHER ASSETS
Deferred costs, non-current	5,660	5,260
Deferred income tax asset, non-current	11,588	11,149
Other non-current assets	2,213	1,037

Total assets	$287,755	$261,731

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,581	$2,163
Accrued compensation	12,053	11,150
Accrued expenses	3,887	1,987
Deferred revenue	12,281	7,740
Deferred rent	1,344	1,194

Total current liabilities	33,146	24,234

OTHER LIABILITIES
Deferred revenue, non-current	11,236	11,005
Deferred rent, non-current	4,140	4,307
Deferred income tax liability, non-current	2,391	—

Total liabilities	50,913	39,546

COMMITMENTS and CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 55,000,000 shares authorized; 16,945,460 and 16,723,994 shares issued and outstanding, respectively	17	17
Additional paid-in capital	276,462	265,265
Accumulated deficit	(38,053)	(39,449)
Accumulated other comprehensive loss	(1,584)	(3,648)

Total stockholders’ equity	236,842	222,185

Total liabilities and stockholders’ equity	$287,755	$261,731

See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenues	$47,351	$38,846	$92,950	$75,816
Cost of revenues	15,972	12,335	30,853	23,907

Gross profit	31,379	26,511	62,097	51,909

Operating expenses
Sales and marketing	16,677	14,101	32,566	27,845
Research and development	5,542	4,495	10,611	8,564
General and administrative	7,082	6,055	14,367	11,873
Amortization of intangible assets	1,198	833	2,359	1,678

Total operating expenses	30,499	25,484	59,903	49,960

Income from operations	880	1,027	2,194	1,949
Other income (expense)
Interest income, net	151	37	296	74
Other expense, net	(374)	(57)	(81)	(169)

Total other income (expense), net	(223)	(20)	215	(95)

Income before income taxes	657	1,007	2,409	1,854
Income tax expense	(305)	(356)	(1,013)	(617)

Net income	$352	$651	$1,396	$1,237

Net income per share
Basic	$0.02	$0.04	$0.08	$0.08
Diluted	$0.02	$0.04	$0.08	$0.07

Weighted average common shares used to compute net income per share
Basic	16,909	16,536	16,873	16,485
Diluted	17,120	16,998	17,100	17,043

Other comprehensive income (loss)
Foreign currency translation adjustments	(856)	(1,278)	1,965	(2,577)
Unrealized gain on investments	24	6	99	6

Comprehensive income (loss)	$(480)	$(621)	$3,460	$(1,334)

See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Six Months Ended June 30,
	2016	2015

Cash flows from operating activities
Net income	$1,396	$1,237
Reconciliation of net income to net cash provided by operating activities
Deferred income taxes	(439)	155
Share-based earn-out liability	(72)	—
Depreciation and amortization of property and equipment	3,259	3,109
Amortization of intangible assets	2,359	1,678
Provision for doubtful accounts	592	518
Stock-based compensation	3,992	3,146
Changes in assets and liabilities
Accounts receivable	(2,495)	(2,397)
Deferred costs	(2,592)	(2,126)
Other current and non-current assets	(3,138)	(2,710)
Accounts payable	719	125
Accrued compensation	439	(409)
Accrued expenses	464	(324)
Deferred revenue	4,325	671
Deferred rent	(17)	(286)

Net cash provided by operating activities	8,792	2,387

Cash flows from investing activities
Purchases of property and equipment	(3,070)	(5,079)
Purchases of marketable securities	(8,499)	(9,989)
Maturities of marketable securities	2,500	—
Business acquisitions, net of cash acquired	(18,062)	—

Net cash used in investing activities	(27,131)	(15,068)

Cash flows from financing activities
Net proceeds from exercise of options to purchase common stock	1,749	2,396
Excess tax benefit from exercise of options to purchase common stock	1,421	400
Net proceeds from employee stock purchase plan	786	741

Net cash provided by financing activities	3,956	3,537

Effect of foreign currency exchange rate changes	5	(307)

Net decrease in cash and cash equivalents	(14,378)	(9,451)
Cash and cash equivalents at beginning of period	121,538	130,795

Cash and cash equivalents at end of period	$107,160	$121,344

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

Significant Accounting Policies

During the six months ended June 30, 2016, there were no material changes in our significant accounting policies. See Note A to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on February 24, 2016, for additional information regarding our significant accounting policies.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers accounting requirements for the recognition of revenue from contracts with customers. This guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. These new requirements are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. We are currently evaluating the impact of this guidance on our results of operations and financial position.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which amends the guidance requiring companies to separate deferred income tax liabilities and assets into current and non-current amounts in a classified statement of financial position. This accounting guidance simplifies the presentation of deferred income taxes, such that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. This accounting guidance is effective for us beginning in the first quarter of 2017, but we elected to early adopt this guidance prospectively as of December 31, 2015. As a result, we have classified all deferred tax liabilities and assets as non-current in the condensed consolidated balance sheet at June 30, 2016.

In February 2016, the FASB issued ASU 2016-02, Leases which will supersede the existing lease guidance and will require all leases with a term greater than 12 months to be recognized in the statements of financial position and eliminate current real estate-

specific lease guidance, while maintaining substantially similar classification criteria for distinguishing between finance leases and operating leases. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the impact this guidance will have on the consolidated financial statements and related disclosures.

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

NOTE B – Business Acquisitions

Toolbox Solutions, Inc.

On January 5, 2016, we completed our acquisition of all of the outstanding common shares of Toolbox Solutions, Inc., (“Toolbox Solutions”) a privately held company providing point-of-sale analytics and category management services to retailers and consumer packaged goods suppliers in North America. This acquisition expands our retail network and strengthens our analytics offerings. Pursuant to the share purchase agreement, we paid $18.1 million in cash and issued $3.3 million in stock, or 48,668 shares of common stock, to the shareholders of Toolbox Solutions. Furthermore, up to an additional 16,222 shares of common stock will be payable contingent upon the completion of certain revenue milestones. See Note C for subsequent measurements of this contingent liability.

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

The purchase price consists of the following (in thousands):

Cash	$18,062
Estimated net working capital adjustments to be paid to sellers	32
SPS Commerce, Inc. common stock	3,251
Fair value of share-based earn-out liability	1,043

$22,388

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

The following table summarizes the estimated fair values of the assets acquired, net of cash acquired of $359,000, and liabilities assumed at the acquisition date (in thousands):

Current assets	$1,268
Property and equipment	56
Goodwill	15,628
Intangible assets	9,070
Current liabilities	(1,112)
Deferred revenue	(301)
Deferred income tax liability	(2,221)

$22,388

Purchased Intangible Assets

The following table summarizes the estimated fair value of the purchased intangible assets and their estimated useful lives:

Purchased Intangible Assets	Estimated Fair Value (in thousands)	Estimated Life (in years)
Subscriber relationships	$7,400	8
Developed technology	1,200	4
Trade names	70	1
Non-competition agreements	400	5

Total	$9,070

The fair values of purchased intangible assets are preliminary and are subject to adjustment as additional information becomes available about the facts and circumstances that existed at the acquisition date. The purchased intangible assets are being amortized on a straight-line basis over their estimated useful lives. Amortization expense for the period from January 5, 2016 through June 30, 2016 was $711,000.

Acquisition-Related Costs and Post-Acquisition Operating Results

Acquisition-related costs were $147,000 and are included in our condensed consolidated statements of income for the six months ended June 30, 2016. The operating results of Toolbox Solutions have been included in our condensed consolidated financial statements from January 5, 2016, the closing date of the acquisition. For the three months ended June 30, 2016 and the period from January 5, 2016 through June 30, 2016, approximately $1.9 million and $3.5 million of our revenues, respectively were derived from Toolbox Solutions’ products and services. The amount of operating income or loss from Toolbox Solutions was not separately identifiable due to our integration.

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

	Six Months Ended June 30,
(in thousands, except per share data)	2016	2015

Pro forma total revenue	$93,180	$79,600
Pro forma net income (loss)	1,662	(450)
Pro forma net income (loss) per share
Basic	0.10	(0.03)
Diluted	0.10	(0.03)

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

Cash equivalents and marketable securities, consisted of the following (in thousands):

	June 30, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Cash equivalents:
Money market funds	$66,268	$—	$—	$66,268

Marketable securities:
Corporate bonds	13,552	42	(33)	13,561
Commercial paper	4,987	10	—	4,997
U.S. treasury securities	7,489	19	—	7,508
U.S. agency obligations	2,498	2	—	2,500

	$94,794	$73	$(33)	$94,834

Due within one year				$87,278
Due within two years				7,556

Total				$94,834

	December 31 , 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Cash equivalents:
Money market funds	$79,717	$—	$—	$79,717

Marketable securities:
Corporate bonds	10,042	—	(34)	10,008
Commercial paper	2,499	1	—	2,500
U.S. treasury securities	7,489	—	(27)	7,462
U.S. agency obligations	2,497	1	—	2,498

	$102,244	$2	$(61)	$102,185

Due within one year				$87,235
Due within two years				14,950

Total				$102,185

We do not believe any of the unrealized losses represent an other-than-temporary impairment based on our valuation of available evidence as of June 30, 2016. We expect to receive the full principal and interest on all of these cash equivalents and marketable securities.

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

The following table presents information about our financial assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

	Level 1	Level 2	Level 3	Total

Assets at June 30, 2016:
Cash and cash equivalents:
Money market funds	$66,268	$—	$—	$66,268
Marketable securities:
Corporate bonds	—	13,561	—	13,561
Commerical paper	—	4,997	—	4,997
U.S. treasury securities	—	7,508	—	7,508
U.S. agency obligations	—	2,500	—	2,500

Total Assets	$66,268	$28,566	$—	$94,834

Liabilities at June 30, 2016:
Share-based earn-out liability	$—	$—	$981	$981

Total liabilities	$—	$—	$981	$981

Assets at December 31, 2015:
Cash and cash equivalents:
Money market funds	$79,717	$—	$—	$79,717
Marketable securities:
Corporate bonds	—	10,008	—	10,008
Commerical paper	—	2,500	—	2,500
U.S. treasury securities	—	7,462	—	7,462
U.S. agency obligations	—	2,498	—	2,498

	$79,717	$22,468	$—	$102,185

We classify our cash and cash equivalents and marketable securities within Level 1 or Level 2 because we use quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value.

As described above, we classify our share-based earn-out liability in connection with our acquisition of Toolbox Solutions within Level 3 as factors used to develop the estimated fair value are unobservable. Our fair value estimate of this liability was $1.0 million at the date of acquisition and subsequent changes in the fair value of the share-based earn-out liability, whether due to changes in our probability assessment or the fair value of our common stock, are recognized in earnings in the period when the change in the estimated fair value occurs. During the three and six months ended June 30, 2016, we recognized a $293,000 increase and a $72,000 decrease, respectively, in the fair value of our share-based earn-out liability in other expense, net and interest income, net in our condensed consolidated statements of comprehensive income primarily due to the change in the fair value of our common stock.

NOTE D – Goodwill and Intangible Assets, net

The change in goodwill for the six months ended June 30, 2016 was due to the acquisition of Toolbox Solutions (see Note B) of $15.6 million, as well as the effect of foreign currency translation.

Intangible assets, net included the following (in thousands):

	June 30, 2016			December 31, 2015
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net

Subscriber relationships	$34,366	$(13,794)	$20,572	$26,337	$(11,856)	$14,481
Non-competition agreements	2,267	(1,738)	529	1,834	(1,653)	181
Technology and other	2,200	(767)	1,433	819	(400)	419

	$38,833	$(16,299)	$22,534	$28,990	$(13,909)	$15,081

At June 30, 2016, future amortization expense for intangible assets was as follows (in thousands):

Remainder of 2016	$2,389
2017	4,441
2018	3,852
2019	3,560
2020	3,221
Thereafter	5,071

$22,534

NOTE E – Commitments and Contingencies

Operating Leases

At June 30, 2016, our future minimum payments under operating leases were as follows (in thousands):

Remainder of 2016	$1,770
2017	3,186
2018	3,115
2019	3,219
2020	1,717
Thereafter	2,051

$15,058

NOTE F – Stock-Based Compensation

Our equity compensation plans provide for the grant of incentive and nonqualified stock options, as well as other stock-based awards including restricted stock and restricted stock units, to employees, non-employee directors and other consultants who provide services to us. Restricted stock awards result in the issuance of new shares when granted. For other stock-based awards, new shares are issued when the award is exercised, vested or released according to the terms of the agreement. In February 2016, 1,003,439 additional shares were reserved for future issuance under our 2010 Equity Incentive Plan. At June 30, 2016, there were approximately 3.9 million shares available for grant under approved equity compensation plans.

We recorded stock-based compensation expense of $2.1 million and $4.0 million for the three and six months ended June 30, 2016 and $1.6 million and $3.1 million for the three and six months ended June 30, 2015, respectively. This expense was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Cost of revenues	$317	$288	$597	$460
Operating expenses
Sales and marketing	639	482	1,293	1,024
Research and development	141	173	279	308
General and administrative	968	704	1,823	1,354

Total stock-based compensation expense	$2,065	$1,647	$3,992	$3,146

At June 30, 2016, there was approximately $17.5 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a straightline basis over a weighted average period of 2.9 years.

Stock Options

Stock options generally vest over four years and have a contractual term of seven to ten years from the date of grant. Our stock option activity was as follows:

	Options (#)	Weighted Average Exercise Price ($/share)

Outstanding at December 31, 2015	943,103	$37.91
Granted	337,712	48.46
Exercised	(99,460)	17.58
Forfeited	(39,237)	55.09

Outstanding at June 30, 2016	1,142,118	42.21

Of the total outstanding options at June 30, 2016, 641,204 were exercisable with a weighted average exercise price of $33.39 per share. The total outstanding options had a weighted average remaining contractual life of 4.9 years.

The weighted average grant date fair value of options granted during the first six months of 2016 was $16.09 and this was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Volatility	37.9%
Dividend yield	0%
Life (in years)	4.5
Risk-free interest rate	1.19%

Restricted Stock Units and Awards

Restricted stock units vest over four years and, upon vesting, the holder is entitled to receive shares of our common stock. With restricted stock awards, shares of our common stock are issued when the award is granted and the restrictions lapse over one year.

Our restricted stock units activity was as follows:

	Restricted Stock Units (#)	Weighted Average Grant Date Fair Value ($/share)

Outstanding at December 31, 2015	140,565	$56.88
Granted	114,420	48.13
Vested and common stock issued	(52,000)	48.17
Forfeited	(12,781)	55.50

Outstanding at June 30, 2016	190,204	54.09

The number of restricted stock units outstanding at June 30, 2016 included 16,058 units that have vested, but for which shares of common stock have not yet been issued pursuant to the terms of the agreement.

Our restricted stock awards activity was as follows:

	Restricted Stock Awards (#)	Weighted Average Grant Date Fair Value ($/share)

Outstanding at December 31, 2015	1,032	$67.39
Restricted common stock issued	6,078	52.27
Restrictions lapsed	(2,550)	58.38
Forfeited	—	—

Outstanding at June 30, 2016	4,560	52.28

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

For the offering period that began on January 1, 2016 and ended on June 30, 2016, we withheld approximately $794,000 from employees participating in the plan. On June 30, 2016, approximately $786,000 of these funds were used to purchase 15,260 shares on behalf of the employees participating in the plan. The remaining funds are expected to be refunded to employees pursuant to the requirements of the plan.

For the three and six months ended June 30, 2016, we recorded approximately $129,000 and $236,000, respectively, of stock-based compensation expense associated with the employee stock purchase plan. The fair value was estimated based on the market price of our common stock at the beginning of the offering period using the Black-Scholes option pricing model with the following assumptions:

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

As of June 30, 2016 we do not have any unrecognized tax benefits nor any accrued interest or tax penalties.

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

The following table presents the components of the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Numerator
Net income	$352	$651	$1,396	$1,237

Denominator
Weighted average common shares outstanding, basic	16,909	16,536	16,873	16,485
Options to purchase common stock	209	436	226	531
Restricted stock units	2	24	1	24
Employee stock purchase plan	—	2	—	3

Weighted average common shares outstanding, diluted	17,120	16,998	17,100	17,043

Net income per share
Basic	$0.02	$0.04	$0.08	$0.08
Diluted	$0.02	$0.04	$0.08	$0.07

The effect of approximately 315,000 and 39,000 outstanding potential common shares was excluded from the calculation of diluted net income per share for the three and six months ended June 30, 2016 and 2015, respectively, as they were anti-dilutive.

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

For the three months ended June 30, 2016, our revenues were $47.4 million, an increase of 22% from the comparable period in 2015, and represented our 62nd consecutive quarter of increased revenues. Total operating expenses increased 20% for the same period in 2016 from 2015. Similar results were experienced for the six months ended June 30, 2016 with increased revenues of 23% and increased operating expenses of 20% compared to the same period in 2015.

On January 5, 2016, we entered into a share purchase agreement with Toolbox Solutions, Inc. (“Toolbox Solutions”), a privately-held information services company specializing in the collection, analysis and distribution of point-of-sale data used by retailers and suppliers to improve their supply chain efficiencies. Under the share purchase agreement, we purchased and acquired all of the outstanding common shares of Toolbox Solutions for $18.1 million in cash, 48,668 shares of our common stock, and a share-based earn-out liability at an original fair value of $1.0 million. We also assumed certain liabilities of Toolbox Solutions. This acquisition allows us to expand our point-of-sale analytic offerings, expand our base of recurring revenue customers and add suppliers to our network. See Note B to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the acquisition of Toolbox Solutions.

Key Financial Terms and Metrics

We have several key financial terms and metrics, including annualized average recurring revenues per recurring revenue customer, which we also refer to as wallet share. During the six months ended June 30, 2016, there were no changes in the definitions of our key financial terms and metrics, which are discussed in more detail under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission on February 24, 2016.

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

During the six months ended June 30, 2016, there were no changes in our significant accounting policies or estimates. See Note A to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on February 24, 2016, for additional information regarding our accounting policies.

Results of Operations

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

The following table presents our results of operations for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2016		2015		Change
		% of revenue		% of revenue	$	%

Revenues	$47,351	100.0%	$38,846	100.0%	8,505	21.9
Cost of revenues	15,972	33.7	12,335	31.8	3,637	29.5

Gross profit	31,379	66.3	26,511	68.2	4,868	18.4

Operating expenses
Sales and marketing	16,677	35.2	14,101	36.3	2,576	18.3
Research and development	5,542	11.7	4,495	11.6	1,047	23.3
General and administrative	7,082	15.0	6,055	15.6	1,027	17.0
Amortization of intangible assets	1,198	2.5	833	2.1	365	43.8

Total operating expenses	30,499	64.4	25,484	65.6	5,015	19.7

Income from operations	880	1.9	1,027	2.6	(147)	(14.3)

Other income (expense)
Interest income, net	151	0.3	37	0.1	114	308.1
Other expense, net	(374)	(0.8)	(57)	(0.1)	317	556.1

Total other income (expense), net	(223)	(0.5)	(20)	(0.1)	203	1,015.0

Income before income taxes	657	1.4	1,007	2.6	(350)	(34.8)

Income tax expense	(305)	(0.6)	(356)	(0.9)	(51)	(14.3)

Net income	$352	0.7	$651	1.7	(299)	(45.9)

Due to rounding, totals may not equal the sum of the line items in the table above.

Revenues. Revenues for the three months ended June 30, 2016 increased $8.5 million, or 22%, to $47.4 million from $38.8 million for the same period in 2015. The increase in revenues resulted from two primary factors: the increase in recurring revenue customers and the increase in annualized average recurring revenues per recurring revenue customer, which we also refer to as wallet share.

•	Annualized average recurring revenues per recurring revenue customer, or wallet share, increased 16% to $7,223 for the three months ended June 30, 2016 from $6,225 for the same period in 2015. This increase in wallet share was primarily attributable to increased usage of our solutions by our recurring revenue customers and growth in larger customers.

•	The number of recurring revenue customers increased 6% to 24,186 at June 30, 2016 from 22,746 at June 30, 2015.

Recurring revenues from recurring revenue customers accounted for 92% of our total revenues, respectively, for the three months ended June 30, 2016, compared to 91% for the same period in 2015. We anticipate that the number of recurring revenue customers and wallet share will continue to increase as we increase the number of solutions we offer and increase the penetration of those solutions across our customer base.

Cost of Revenues. Cost of revenues for the three months ended June 30, 2016 increased $3.7 million, or 30%, to $16.0 million from $12.3 million for the same period in 2015. The increase in cost of revenues for the three-month period in 2016 was primarily due to increased headcount, which resulted in higher personnel-related costs of approximately $2.5 million and higher occupancy costs of approximately $228,000 compared to the same period in 2015. We also incurred higher software and cloud-based subscription costs of $505,000 and depreciation expense of $156,000 as compared to the same period in 2015 for continued investment in the infrastructure supporting our solutions. As a percentage of revenues, cost of revenues were 34% for the three months ended June 30, 2016, compared to 32% for the same period in 2015. Going forward, we anticipate that cost of revenues will increase in absolute dollars as we continue to expand our business.

Sales and Marketing Expenses. Sales and marketing expenses for the three months ended June 30, 2016 increased $2.6 million, or 18%, to $16.7 million from $14.1 million for the same period in 2015. The increase in sales and marketing expenses for the three-month period in 2016 was due to increased headcount, which resulted in higher personnel-related costs of approximately $2.0 million and higher stock-based compensation of approximately $156,000. We also incurred higher promotional costs of approximately $322,000, partially offset by a decrease in depreciation expense of $158,000. As a percentage of revenues, sales and marketing expenses were 35% for the three months ended June 30, 2016, compared to 36% for the same period in 2015. As we expand our business, we will continue to add resources to our sales and marketing efforts over time, and we expect that these expenses will continue to increase in absolute dollars.

Research and Development Expenses. Research and development expenses for the three months ended June 30, 2016 increased $1.0 million, or 23%, to $5.5 million from $4.5 million for the same period in 2015. The increase in research and development expenses for the three-month period in 2016 was primarily due to increased headcount, which resulted in higher personnel costs of approximately $905,000 compared to the same period in 2015. We also incurred higher software and cloud-based subscription costs of $107,000 as compared to the same period in 2015 for continued investment in the infrastructure supporting our solutions. As a percentage of revenues, research and development expenses were 12% for each of the three months ended June 30, 2016 and 2015, respectively. As we enhance and expand our solutions and applications, we expect that research and development expenses will continue to increase in absolute dollars.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2016 increased $1.0 million, or 17%, to $7.1 million from $6.1 million for the same period in 2015. The increase in general and administrative expenses for the three-month period in 2016 was due to increased headcount, which resulted in higher personnel-related costs of approximately $440,000 and higher stock based compensation expenses of approximately $263,000 compared to the same period in 2015. We also incurred higher software subscription costs of approximately $126,000 as well as increased legal, audit and tax fees of $74,000 primarily related to the Toolbox Solutions acquisition compared to the same period in 2015. As a percentage of revenues, general and administrative expenses were 15% for the three months ended June 30, 2016, compared to 16% for the same period in 2015. Going forward, we expect that general and administrative expenses will continue to increase in absolute dollars as we expand our business.

Amortization of Intangible Assets. Amortization of intangible assets for the three months ended June 30, 2016 increased $365,000, or 44%, to $1.2 million from $833,000 for the same period in 2015 primarily due to the acquisition of Toolbox Solutions in 2016.

Total Other Income (Expense), net. Total other income (expense), net for the three months ended June 30, 2016 included $293,000 for an adjustment for the fair value of the Toolbox Solutions share-based earn-out liability due to the change in the stock price between March 31, 2016 to June 30, 2016

Income Tax Expense. We recorded income tax expense of $305,000 for the three months ended June 30, 2016. We recorded income tax expense of $356,000 for three months ended June 30, 2015. The decrease in income tax expense for the three-month period in 2016 was primarily due to decreased pretax book income. For the full year 2016, we expect that our annual effective income tax rate will be approximately 40%.

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

	Three Months Ended
	June 30,
	2016	2015

Net income	$352	$651
Depreciation and amortization of property and equipment	1,633	1,568
Amortization of intangible assets	1,198	833
Interest income, net	(151)	(37)
Income tax expense	305	356
Other	293	—

EBITDA	3,630	3,371
Stock-based compensation expense	2,065	1,647

Adjusted EBITDA	$5,695	$5,018

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

	Three Months Ended
	June 30,
	2016	2015

Net income	$352	$651
Stock-based compensation expense	2,065	1,647
Amortization of intangible assets	1,198	833
Other	293	—

Non-GAAP income	$3,908	$3,131

Shares used to compute non-GAAP income per share
Basic	16,909	16,536
Diluted	17,120	16,998

Non-GAAP income per share
Basic	$0.23	$0.19
Diluted	$0.23	$0.18

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

The following table presents our results of operations for the periods indicated (dollars in thousands):

	Six Months Ended June 30,
	2016		2015		Change
		% of revenue		% of revenue	$	%

Revenues	$92,950	100.0%	$75,816	100.0%	17,134	22.6
Cost of revenues	30,853	33.2	23,907	31.5	6,946	29.1

Gross profit	62,097	66.8	51,909	68.5	10,188	19.6

Operating expenses
Sales and marketing	32,566	35.0	27,845	36.7	4,721	17.0
Research and development	10,611	11.4	8,564	11.3	2,047	23.9
General and administrative	14,367	15.5	11,873	15.7	2,494	21.0
Amortization of intangible assets	2,359	2.5	1,678	2.2	681	40.6

Total operating expenses	59,903	64.4	49,960	65.9	9,943	19.9

Income from operations	2,194	2.4	1,949	2.6	245	12.6

Other income (expense)
Interest income, net	296	0.3	74	0.1	222	300.0
Other expense, net	(81)	(0.1)	(169)	(0.2)	88	(52.1)

Total other income (expense), net	215	0.2	(95)	(0.1)	310	(326.3)

Income before income taxes	2,409	2.6	1,854	2.4	555	29.9

Income tax expense	(1,013)	(1.1)	(617)	(0.8)	(396)	64.2

Net income	$1,396	1.5	$1,237	1.6	159	12.9

Due to rounding, totals may not equal the sum of the line items in the table above.

Revenues. Revenues for the six months ended June 30, 2016 increased $17.1 million, or 23%, to $93.0 million from $75.8 million for the same period in 2015. The increase in revenues resulted from two primary factors: the increase in recurring revenue customers and the increase in annualized average recurring revenues per recurring revenue customer, which we also refer to as wallet share.

•	Annualized average recurring revenues per recurring revenue customer, or wallet share, increased 17% to $7,139 for the six months ended June 30, 2016 from $6,123 for the same period in 2015. This increase in wallet share was primarily attributable to increased fees resulting from increased usage of our solutions by our recurring revenue customers and growth in larger customers.

•	The number of recurring revenue customers increased 6% to 24,186 at June 30, 2016 from 22,746 at June 30, 2015.

Recurring revenues from recurring revenue customers accounted for 92% of our total revenues, respectively, for the six months ended June 30, 2016, compared to 91% for the same period in 2015. We anticipate that the number of recurring revenue customers and wallet share will continue to increase as we increase the number of solutions we offer and increase the penetration of those solutions across our customer base.

Cost of Revenues. Cost of revenues for the six months ended June 30, 2016 increased $7.0 million, or 29%, to $30.9 million from $23.9 million for the same period in 2015. The increase in cost of revenues for the six-month period in 2016 was primarily due to increased headcount, which resulted in higher personnel-related costs of approximately $4.8 million, higher occupancy costs of approximately $406,000 and higher stock based compensation expense of approximately $137,000 compared to the same period in 2015. We also incurred higher software and cloud-based subscription costs of $904,000 and higher depreciation expense of $385,000 as compared to the same period in 2015 for continued investment in the infrastructure supporting our solutions. As a percentage of revenues, cost of revenues were 33% for the six months ended June 30, 2016, compared to 32% for the same period in 2015. Going forward, we anticipate that cost of revenues will increase in absolute dollars as we continue to expand our business.

Sales and Marketing Expenses. Sales and marketing expenses for the six months ended June 30, 2016 increased $4.7 million, or 17%, to $32.6 million from $27.8 million for the same period in 2015. The increase in sales and marketing expenses for the six-month period in 2016 was due to increased headcount, which resulted in higher personnel-related costs of approximately $3.8 million and higher stock based compensation expense of approximately $268,000. We also incurred higher variable compensation of approximately $575,000 earned by sales personnel and referral partners from new business and higher promotional costs of $335,000 compared to the same period in 2015, partially offset by a decrease in depreciation expense of $333,000. As a percentage of revenues, sales and marketing expenses were 35% for the six months ended June 30, 2016, compared to 37% for the same period in 2015. As we expand our business, we will continue to add resources to our sales and marketing efforts over time, and we expect that these expenses will continue to increase in absolute dollars.

Research and Development Expenses. Research and development expenses for the six months ended June 30, 2016 increased $2.0 million, or 24%, to $10.6 million from $8.6 million for the same period in 2015. The increase in research and development expenses for the six-month period in 2016 was primarily due to increased headcount, which resulted in higher personnel costs of approximately $1.8 million compared to the same period in 2015. We also incurred higher software and cloud-based subscription costs of $213,000 as compared to the same period in 2015 for continued investment in the infrastructure supporting our solutions. As a percentage of revenues, research and development expenses were 11% for each of the six months ended June 30, 2016 and 2015, respectively. As we enhance and expand our solutions and applications, we expect that research and development expenses will continue to increase in absolute dollars.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2016 increased $2.5 million, or 21%, to $14.4 million from $11.9 million for the same period in 2015. The increase in general and administrative expenses for the six-month period in 2016 was due to increased headcount, which resulted in higher personnel-related costs of approximately $920,000 and higher stock based compensation expenses of approximately $470,000 compared to the same period in 2015. We also incurred higher software subscription costs of approximately $233,000, higher legal and audit fees of approximately $218,000 primarily due to the acquisition of Toolbox Solutions and higher credit card fees of approximately $160,000 due to increase in customers paying by credit card compared to the same period in 2015. As a percentage of revenues, general and administrative expenses were 16% for each of the six months ended June 30, 2016 and 2015, respectively. Going forward, we expect that general and administrative expenses will continue to increase in absolute dollars as we expand our business.

Amortization of Intangible Assets. Amortization of intangible assets for the six months ended June 30, 2016 increased $681,000, or 41%, to $2.4 million from $1.7 million for the same period in 2015 primarily due to the acquisition of Toolbox Solutions in 2016.

Total Other Income (Expense), net. Total other income (expense), net for the six months ended June 30, 2016 included $72,000 for an adjustment for the fair value of the Toolbox Solutions share-based earn-out liability due to the change in the stock price from date of acquisition through June 30, 2016.

Income Tax Expense. We recorded income tax expense of $1.0 million for the six months ended June 30, 2016. We recorded income tax expense of $617,000 for six months ended June 30, 2015. The increase in income tax expense for the three-month period in 2016 was primarily due to increased pretax book income. For the full year 2016, we expect that our annual effective income tax rate will be approximately 40%.

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

	Six Months Ended
	June 30,
	2016	2015

Net income	$1,396	$1,237
Depreciation and amortization of property and equipment	3,259	3,109
Amortization of intangible assets	2,359	1,678
Interest income, net	(296)	(74)
Income tax expense	1,013	617
Other	(72)	—

EBITDA	7,659	6,567
Stock-based compensation expense	3,992	3,146

Adjusted EBITDA	$11,651	$9,713

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

	Six Months Ended
	June 30,
	2016	2015

Net income	$1,396	$1,237
Stock-based compensation expense	3,992	3,146
Amortization of intangible assets	2,359	1,678
Other	(72)	—

Non-GAAP income	$7,675	$6,061

Shares used to compute non-GAAP income per share
Basic	16,873	16,485
Diluted	17,100	17,043

Non-GAAP income per share
Basic	$0.45	$0.37
Diluted	$0.45	$0.36

Liquidity and Capital Resources

At June 30, 2016, our principal sources of liquidity were cash, cash equivalents and marketable securities of $135.8 million and accounts receivable, net of allowance for doubtful accounts, of $20.4 million. Marketable securities are invested in accordance with our investment policy, with a goal of maintaining liquidity and capital preservation. Our cash equivalents and marketable securities are held in highly liquid money market funds, commercial paper, federal agency securities, and corporate debt securities.

Net Cash Flows from Operating Activities

Net cash provided by operating activities was $8.8 million and $2.4 million for the six months ended June 30, 2016 and 2015, respectively. The increase in operating cash flows as compared to the same period in 2015 was primarily due to the increase in deferred revenue due to increased new business in 2016 and due to cash collected for post acquisition for annual Toolbox Solutions contracts invoiced prior to acquisition and the timing of payments for accounts payable, accrued compensation and accrued expenses, somewhat offset by increases in deferred costs for expenses related to increased implementation resources and commission payments for new business and other current and non-current assets for prepayments of discounted cloud based and security subscription-based services.

Net Cash Flows from Investing Activities

Net cash used in investing activities was $27.1 million and $15.1 million for the six months ended June 30, 2016 and 2015, respectively. The increase in net cash used in investing activities as compared to the same period in 2015 was primarily due to the acquisition of Toolbox Solutions for $18.1 million. For the six months ended June 30, 2016 and 2015, we purchased marketable securities, net of maturities, of $6.0 million and $10.0 million, respectively and had capital expenditures of $3.1 million and $5.1 million, respectively. Our capital expenditures are for supporting our business growth and existing customer base, as well as for our internal use such as equipment for our employees.

Net Cash Flows from Financing Activities

Net cash provided by financing activities was $4.0 million and $3.5 million for the six months ended June 30, 2016 and 2015, respectively, from the exercise of stock options, proceeds from employee stock purchase plan and excess tax benefit from the exercise of stock options.

Effect of Foreign Currency Exchange Rate Changes

Our results of operations and cash flows were not materially affected by fluctuations in foreign currency exchange rates. We maintain approximately 12% of our total cash and cash equivalents outside of the United States in foreign currencies, primarily in Australian and Canadian dollars. We believe that a significant change in foreign currency exchange rates or an inability to access these funds would not affect our ability to meet our operational needs.

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

Inflation and changing prices did not have a material effect on our business during the six months ended June 30, 2016 and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Contractual and Commercial Commitment Summary

Our contractual obligations and commercial commitments as of June 30, 2016 are summarized below:

	Payments Due By Period (in thousands)
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating lease obligations	$15,058	$1,770	$6,301	$4,936	$2,051

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

We did not have any outstanding debt as of June 30, 2016. Therefore, we do not have any material risk to interest rate fluctuations.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.

In the first quarter of 2016, we acquired the net assets of Toolbox Solutions. Toolbox Solutions represented approximately 10% of our total consolidated assets and 4% of our consolidated revenues for both the three and six months ended June 30, 2016, respectively. The scope of our assessment of the effectiveness of internal control over financial reporting does not include Toolbox Solutions. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: July 29, 2016	SPS COMMERCE, INC.

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