Form 10-Q
period 2016-09-30
SPS COMMERCE INC
filed 2016-10-28
CIK 1092699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2016

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding at October 24, 2016 was 17,039,452 shares.

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

PART I. – FINANCIAL INFORMATION

Item 1.	Financial Statements

SPS COMMERCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except share amounts)

	September 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$109,635	$121,538
Short-term marketable securities	15,616	7,517
Accounts receivable, less allowance for doubtful accounts of $481 and $446, respectively	21,361	17,615
Deferred costs	18,647	15,086
Other current assets	7,323	5,030

Total current assets	172,582	166,786

PROPERTY AND EQUIPMENT, net	14,830	13,620
GOODWILL	51,005	33,848
INTANGIBLE ASSETS, net	21,338	15,081
MARKETABLE SECURITIES, non-current	12,529	14,950
OTHER ASSETS
Deferred costs, non-current	5,893	5,260
Deferred income tax asset, non-current	11,967	11,149
Other non-current assets	2,130	1,037

Total assets	$292,274	$261,731

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,442	$2,163
Accrued compensation	11,796	11,150
Accrued expenses	2,509	1,987
Deferred revenue	12,157	7,740
Deferred rent	1,330	1,194

Total current liabilities	30,234	24,234

OTHER LIABILITIES
Deferred revenue, non-current	10,962	11,005
Deferred rent, non-current	3,900	4,307
Deferred income tax liability, non-current	2,368	—

Total liabilities	47,464	39,546

COMMITMENTS and CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 55,000,000 shares authorized; 17,039,014 and 16,723,994 shares issued and outstanding, respectively	17	17
Additional paid-in capital	281,536	265,265
Accumulated deficit	(35,544)	(39,449)
Accumulated other comprehensive loss	(1,199)	(3,648)

Total stockholders’ equity	244,810	222,185

Total liabilities and stockholders’ equity	$292,274	$261,731

See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenues	$49,284	$40,354	$142,234	$116,170
Cost of revenues	16,171	12,700	47,024	36,607

Gross profit	33,113	27,654	95,210	79,563

Operating expenses
Sales and marketing	16,526	13,795	49,092	41,640
Research and development	5,574	4,494	16,185	13,058
General and administrative	7,149	6,276	21,516	18,149
Amortization of intangible assets	1,194	829	3,553	2,507

Total operating expenses	30,443	25,394	90,346	75,354

Income from operations	2,670	2,260	4,864	4,209
Other income (expense)
Interest income, net	112	49	408	123
Other income (expense), net	947	(86)	866	(255)

Total other income (expense), net	1,059	(37)	1,274	(132)

Income before income taxes	3,729	2,223	6,138	4,077
Income tax expense	(1,220)	(953)	(2,233)	(1,570)

Net income	$2,509	$1,270	$3,905	$2,507

Net income per share
Basic	$0.15	$0.08	$0.23	$0.15
Diluted	$0.14	$0.07	$0.23	$0.15

Weighted average common shares used to compute net income per share
Basic	17,001	16,605	16,916	16,525
Diluted	17,341	17,054	17,185	17,040

Other comprehensive income (loss)
Foreign currency translation adjustments	443	(1,733)	2,408	(4,310)
Unrealized gain (loss) on investments	(58)	13	41	19

Comprehensive income (loss)	$2,894	$(450)	$6,354	$(1,784)

See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities
Net income	$3,905	$2,507
Reconciliation of net income to net cash provided by operating activities
Deferred income taxes	(818)	277
Share-based earn-out liability	(1,103)	—
Depreciation and amortization of property and equipment	4,883	4,693
Amortization of intangible assets	3,553	2,507
Provision for doubtful accounts	977	846
Stock-based compensation	6,004	4,756
Changes in assets and liabilities
Accounts receivable	(3,879)	(3,427)
Deferred costs	(4,194)	(2,904)
Other current and non-current assets	(2,840)	(2,056)
Accounts payable	(90)	(1,494)
Accrued compensation	173	93
Accrued expenses	126	(104)
Deferred revenue	3,927	1,615
Deferred rent	(271)	(431)

Net cash provided by operating activities	10,353	6,878

Cash flows from investing activities
Purchases of property and equipment	(5,972)	(6,504)
Purchases of marketable securities	(18,137)	(17,509)
Maturities of marketable securities	12,500	—
Business acquisitions, net of cash acquired	(18,062)	—

Net cash used in investing activities	(29,671)	(24,013)

Cash flows from financing activities
Net proceeds from exercise of options to purchase common stock	3,520	3,273
Excess tax benefit from exercise of options to purchase common stock	2,710	1,179
Net proceeds from employee stock purchase plan	786	741

Net cash provided by financing activities	7,016	5,193

Effect of foreign currency exchange rate changes	399	(966)

Net decrease in cash and cash equivalents	(11,903)	(12,908)
Cash and cash equivalents at beginning of period	121,538	130,795

Cash and cash equivalents at end of period	$109,635	$117,887

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

Significant Accounting Policies

During the nine months ended September 30, 2016, there were no material changes in our significant accounting policies. See Note A to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on February 24, 2016, for additional information regarding our significant accounting policies.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers accounting requirements for the recognition of revenue from contracts with customers. This guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. These new requirements are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. We do not believe the new revenue recognition standard will materially impact our recognition of the primary fees received from customers for our cloud-based supply chain solutions. We believe the adoption of the new standard could impact our accounting for certain upfront set-up fees, but we are in the process of determining the financial statement impact and are currently unable to estimate the impact on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which amends the guidance requiring companies to separate deferred income tax liabilities and assets into current and non-current amounts in a classified statement of financial position. This accounting guidance simplifies the presentation of deferred income taxes, such that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. This accounting guidance is effective for us beginning in the first quarter of 2017, but we elected to early adopt this guidance prospectively as of December 31, 2015. As a result, we have classified all deferred tax liabilities and assets as non-current in the condensed consolidated balance sheet at September 30, 2016.

In February 2016, the FASB issued ASU 2016-02, Leases which will supersede the existing lease guidance and will require all leases with a term greater than 12 months to be recognized in the statements of financial position and eliminate current real estate-specific lease guidance, while maintaining substantially similar classification criteria for distinguishing between finance leases and operating leases. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. We believe the adoption of the new lease accounting standard will materially impact our consolidated financial statements by increasing our non-current assets and non-current liabilities on our consolidated balance sheets in order to record the right of use assets and related lease liabilities for our existing operating leases. We are in the process of determining the financial statement impact and are currently unable to estimate the impact on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which will simplify the income tax consequences, accounting for forfeitures and classification on the statements of consolidated cash flows. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact this guidance will have on the consolidated financial statements and related disclosures.

NOTE B – Business Acquisitions

Toolbox Solutions, Inc.

On January 5, 2016, we completed our acquisition of all of the outstanding common shares of Toolbox Solutions, Inc., (“Toolbox Solutions”) a privately held company providing point-of-sale analytics and category management services to retailers and consumer packaged goods suppliers in North America. This acquisition expands our retail network and strengthens our analytics offerings. Pursuant to the share purchase agreement, we paid $18.1 million in cash and issued $3.3 million in stock, or 48,668 shares of common stock, to the shareholders of Toolbox Solutions. The purchase agreement also allows the sellers to receive up to 16,222 additional shares of common stock, which could become payable contingent upon the completion of certain revenue milestones. See Note C for subsequent measurements of this contingent liability.

Purchase Price Allocation

We accounted for the acquisition as a business combination. We allocated the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. We engaged a third-party valuation firm to assist us in the determination of the value of the purchased intangible assets. The excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. Goodwill is attributed to a trained workforce and other buyer-specific value resulting from expected synergies, including long-term cost savings, which are not included in the fair values of identifiable assets.

The purchase price consists of the following (in thousands):

Cash	$18,062
Estimated net working capital adjustments to be received from sellers	(58)
SPS Commerce, Inc. common stock	3,251
Fair value of share-based earn-out liability	1,043

$22,298

The final purchase price is subject to a net working capital adjustment to be determined by SPS Commerce and the sellers, pursuant to the terms of the purchase agreement. The number of shares of our common stock issued for the acquisition was 48,668 shares as calculated according to the terms of the purchase agreement. The fair value of the shares issued was determined using an volume weighted average trading price of our common stock over a 30-day period ending five days prior to the acquisition date.

The following table summarizes the estimated fair values of the assets acquired, net of cash acquired of $359,000, and liabilities assumed at the acquisition date (in thousands):

Current assets	$1,254
Property and equipment	56
Goodwill	15,689
Intangible assets	9,070
Current liabilities	(1,249)
Deferred revenue	(301)
Deferred income tax liability	(2,221)

$22,298

Purchased Intangible Assets

The following table summarizes the estimated fair value of the purchased intangible assets and their estimated useful lives:

	Estimated	Estimated
	Fair Value	Life
Purchased Intangible Assets	(in thousands)	(in years)

Subscriber relationships	$7,400	8
Developed technology	1,200	4
Trade names	70	1
Non-competition agreements	400	5

Total	$9,070

The fair values of purchased intangible assets are preliminary and are subject to adjustment as additional information becomes available about the facts and circumstances that existed at the acquisition date. The purchased intangible assets are being amortized on a straight-line basis over their estimated useful lives. Amortization expense for the period from January 5, 2016 through September 30, 2016 was $1.1 million.

Acquisition-Related Costs and Post-Acquisition Operating Results

Acquisition-related costs were $147,000 and are included in our condensed consolidated statements of comprehensive income (loss) for the nine months ended September 30, 2016. No acquisition-related costs were incurred during the three months ended September 30, 2016. The operating results of Toolbox Solutions have been included in our condensed consolidated financial statements from January 5, 2016, the closing date of the acquisition. For the three months ended September 30, 2016 and the period from January 5, 2016 through September 30, 2016, approximately $2.2 million and $5.7 million of our revenues, respectively were derived from Toolbox Solutions’ products and services. The amount of operating income or loss from Toolbox Solutions was not separately identifiable due to our integration.

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

	Nine Months Ended September 30,
(in thousands, except per share data)	2016	2015

Pro forma total revenue	$142,464	$122,133
Pro forma net income	4,171	568
Pro forma net income per share
Basic	0.25	0.03
Diluted	0.24	0.03

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

Cash equivalents and marketable securities, consisted of the following (in thousands):

	September 30, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Cash equivalents:
Money market funds	$68,262	$—	$—	$68,262

Marketable securities:
Corporate bonds	15,680	14	(49)	15,645
Commercial paper	2,497	3	—	2,500
U.S. treasury securities	7,488	12	—	7,500
U.S. agency obligations	2,498	3	—	2,501

	$96,425	$32	$(49)	$96,408

Due within one year				$83,879
Due within two years				12,529

Total				$96,408

	December 31 , 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$79,717	$—	$—	$79,717

Marketable securities:
Corporate bonds	10,042	—	(34)	10,008
Commercial paper	2,499	1	—	2,500
U.S. treasury securities	7,489	—	(27)	7,462
U.S. agency obligations	2,497	1	—	2,498

	$102,244	$2	$(61)	$102,185

Due within one year				$87,235
Due within two years				14,950

Total				$102,185

We do not believe any of the unrealized losses represent an other-than-temporary impairment based on our valuation of available evidence as of September 30, 2016. We expect to receive the full principal and interest on all of these cash equivalents and marketable securities.

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

Level 3 Measurements

As discussed in Note B, Business Acquisitions, we recorded a share-based earn-out liability in connection with our acquisition of Toolbox Solutions. The valuation technique used to measure the fair value of the earn-out liability is based on the present value of probability-weighted future cash flows related to the contingent earn-out criteria and the fair value of our common stock on each reporting date. While the fair value of our common stock is an observable input, the probability-weighted future cash flows related to the outcome of the earn-out represent a significant unobservable input to the valuation methodology. Accordingly, we have classified the earn-out liability as a Level 3 measurement. During the third quarter, we reevaluated the probability that these revenue milestones will be achieved and determined it to be highly unlikely based on performance to date and future expectations. Accordingly, the fair value of the related contingent consideration liability has been reduced to zero. During the three and nine months ended September 30, 2016, we recognized income of $1.0 million and $1.1 million respectively, in other income, net and interest income, net in our condensed consolidated statements of comprehensive income (loss) due to the remeasurement of the earn-out liability to fair value.

The following table presents information about our financial assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

	Level 1	Level 2	Level 3	Total

Assets at September 30, 2016:
Cash and cash equivalents:
Money market funds	$68,262	$—	$—	$68,262
Marketable securities:
Corporate bonds	—	15,645	—	15,645
Commercial paper	—	2,500	—	2,500
U.S. treasury securities	—	7,501	—	7,501
U.S. agency obligations	—	2,500	—	2,500

Total Assets	$68,262	$28,146	$—	$96,408

Assets at December 31, 2015:
Cash and cash equivalents:
Money market funds	$79,717	$—	$—	$79,717
Marketable securities:
Corporate bonds	—	10,008	—	10,008
Commercial paper	—	2,500	—	2,500
U.S. treasury securities	—	7,462	—	7,462
U.S. agency obligations	—	2,498	—	2,498

	$79,717	$22,468	$—	$102,185

We classify our cash and cash equivalents and marketable securities within Level 1 or Level 2 because we use quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value.

NOTE D – Goodwill and Intangible Assets, net

The change in goodwill for the nine months ended September 30, 2016 was due to the acquisition of Toolbox Solutions (see Note B) of $15.7 million, as well as the effect of foreign currency translation.

Intangible assets, net included the following (in thousands):

	September 30, 2016			December 31, 2015
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net

Subscriber relationships	$34,385	$(14,779)	$19,606	$26,337	$(11,856)	$14,481
Non-competition agreements	2,267	(1,780)	487	1,834	(1,653)	181
Technology and other	2,212	(967)	1,245	819	(400)	419

	$38,864	$(17,526)	$21,338	$28,990	$(13,909)	$15,081

At September 30, 2016, future amortization expense for intangible assets was as follows (in thousands):

Remainder of 2016	$1,196
2017	4,442
2018	3,850
2019	3,558
2020	3,221
Thereafter	5,071

$21,338

NOTE E – Commitments and Contingencies

Operating Leases

At September 30, 2016, our future minimum payments under operating leases were as follows (in thousands):

Remainder of 2016	$884
2017	3,319
2018	3,248
2019	3,357
2020	1,858
Thereafter	2,196

$14,862

NOTE F – Stock-Based Compensation

Our equity compensation plans provide for the grant of incentive and nonqualified stock options, as well as other stock-based awards including restricted stock and restricted stock units, to employees, non-employee directors and other consultants who provide services to us. Restricted stock awards result in the issuance of new shares when granted. For other stock-based awards, new shares are issued when the award is exercised, vested or released according to the terms of the agreement. In February 2016, 1,003,439 additional shares were reserved for future issuance under our 2010 Equity Incentive Plan. At September 30, 2016, there were approximately 3.9 million shares available for grant under approved equity compensation plans.

We recorded stock-based compensation expense of $2.0 million and $6.0 million for the three and nine months ended September 30, 2016 and $1.6 million and $4.8 million for the three and nine months ended September 30, 2015, respectively. This expense was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Cost of revenues	$319	$256	$916	$716
Operating expenses
Sales and marketing	620	466	1,913	1,490
Research and development	143	178	422	486
General and administrative	930	710	2,753	2,064

Total stock-based compensation expense	$2,012	$1,610	$6,004	$4,756

At September 30, 2016, there was approximately $15.6 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a straight-line basis over a weighted average period of 2.7 years.

Stock Options

Stock options generally vest over four years and have a contractual term of seven to ten years from the date of grant. Our stock option activity was as follows:

	Options (#)	Weighted Average Exercise Price ($/share)

Outstanding at December 31, 2015	943,103	$37.91
Granted	340,045	48.56
Exercised	(193,015)	(18.24)
Forfeited	(43,093)	(55.31)

Outstanding at September 30, 2016	1,047,040	55.56

Of the total outstanding options at September 30, 2016, 578,813 were exercisable with a weighted average exercise price of $36.88 per share. The total outstanding options had a weighted average remaining contractual life of 4.8 years.

The weighted average grant date fair value of options granted during the first nine months of 2016 was $16.12 and this was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Volatility	37.9%
Dividend yield	0%
Life (in years)	4.5
Risk-free interest rate	1.19%

Restricted Stock Units and Awards

Restricted stock units vest over four years and, upon vesting, the holder is entitled to receive shares of our common stock. With restricted stock awards, shares of our common stock are issued when the award is granted and the restrictions lapse over one year.

Our restricted stock units activity was as follows:

	Restricted Stock Units (#)	Weighted Average Grant Date Fair Value ($/share)

Outstanding at December 31, 2015	140,565	$56.88
Granted	115,567	48.28
Vested and common stock issued	(52,000)	48.17
Forfeited	(14,047)	55.28

Outstanding at September 30, 2016	190,085	54.15

The number of restricted stock units outstanding at September 30, 2016 included 24,995 units that have vested, but for which shares of common stock have not yet been issued pursuant to the terms of the agreement.

Our restricted stock awards activity was as follows:

	Restricted Stock Awards (#)	Weighted Average Grant Date Fair Value ($/share)

Outstanding at December 31, 2015	1,032	$67.39
Restricted common stock issued	6,078	52.27
Restrictions lapsed	(4,068)	56.10
Forfeited	—	—

Outstanding at September 30, 2016	3,042	52.28

Employee Stock Purchase Plan

Our employee stock purchase plan allows participating employees to purchase shares of our common stock at a discount through payroll deductions. The plan is available to all employees’ subject to certain eligibility requirements. Participating employees may purchase common stock, on a voluntary after tax basis, at a price that is the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period. The plan consists of two six-month offering periods, beginning on January 1 and July 1 of each calendar year, respectively. A total of 1.1 million shares of common stock are reserved for issuance under the plan.

For the offering period that began on January 1, 2016 and ended on June 30, 2016, we withheld approximately $794,000 from employees participating in the plan. On June 30, 2016, approximately $786,000 of these funds were used to purchase 15,260 shares on behalf of the employees participating in the plan. The remaining funds are expected to be refunded to employees pursuant to the requirements of the plan. For the offering period that began on July 1, 2016 and will end on December 31, 2016, we have withheld approximately $523,000 as of September 30, 2016 from employees participating in the plan.

For the three and nine months ended September 30, 2016, we recorded approximately $148,000 and $384,000, respectively, of stock-based compensation expense associated with the employee stock purchase plan. The fair value was estimated based on the market price of our common stock at the beginning of each offering period and using the Black-Scholes option pricing model with the following weighted-average assumptions:

Volatility	36.7%
Dividend yield	0%
Life (in years)	0.5
Risk-free interest rate	0.43%

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

As of September 30, 2016 we do not have any unrecognized tax benefits nor any accrued interest or tax penalties.

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

The following table presents the components of the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator
Net income	$2,509	$1,270	$3,905	$2,507

Denominator
Weighted average common shares outstanding, basic	17,001	16,605	16,916	16,525
Options to purchase common stock	295	420	253	487
Restricted stock units	44	28	16	25
Employee stock purchase plan	1	1	—	3

Weighted average common shares outstanding, diluted	17,341	17,054	17,185	17,040

Net income per share
Basic	$0.15	$0.08	$0.23	$0.15
Diluted	$0.14	$0.07	$0.23	$0.15

The effect of approximately 4,353 and 2,000 outstanding potential common shares was excluded from the calculation of diluted net income per share for the three and nine months ended September 30, 2016 and 2015, respectively, as they were anti-dilutive.

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

For the three months ended September 30, 2016, our revenues were $49.3 million, an increase of 22% from the comparable period in 2015, and represented our 63rd consecutive quarter of increased revenues. Total operating expenses increased 20% for the same period in 2016 from 2015. Similar results were experienced for the nine months ended September 30, 2016 with increased revenues of 22% and increased operating expenses of 20% compared to the same period in 2015.

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

Key Financial Terms and Metrics

We have several key financial terms and metrics, including annualized average recurring revenues per recurring revenue customer, which we also refer to as wallet share. During the nine months ended September 30, 2016, there were no changes in the definitions of our key financial terms and metrics, which are discussed in more detail under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission on February 24, 2016.

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

During the nine months ended September 30, 2016, there were no changes in our significant accounting policies or estimates. See Note A to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on February 24, 2016, for additional information regarding our accounting policies.

Results of Operations

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

The following table presents our results of operations for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2016		2015		Change
		% of revenue		% of revenue	$	%

Revenues	$49,284	100.0%	$40,354	100.0%	8,930	22.1
Cost of revenues	16,171	32.8	12,700	31.5	3,471	27.3

Gross profit	33,113	67.2	27,654	68.5	5,459	19.7

Operating expenses
Sales and marketing	16,526	33.5	13,795	34.2	2,731	19.8
Research and development	5,574	11.3	4,494	11.1	1,080	24.0
General and administrative	7,149	14.5	6,276	15.6	873	13.9
Amortization of intangible assets	1,194	2.4	829	2.1	365	44.0

Total operating expenses	30,443	61.8	25,394	62.9	5,049	19.9

Income from operations	2,670	5.4	2,260	5.6	410	18.1

Other income (expense)
Interest income, net	112	0.2	49	0.1	63	128.6
Other expense, net	947	1.9	(86)	(0.2)	(1,033)	(1,201.2)

Total other income (expense), net	1,059	2.1	(37)	(0.1)	(1,096)	(2,962.2)

Income before income taxes	3,729	7.6	2,223	5.5	1,506	67.7

Income tax expense	(1,220)	(2.5)	(953)	(2.4)	267	28.0

Net income	$2,509	5.1	$1,270	3.1	1,239	97.6

Due to rounding, totals may not equal the sum of the line items in the table above.

Revenues. Revenues for the three months ended September 30, 2016 increased $8.9 million, or 22%, to $49.3 million from $40.4 million for the same period in 2015. The increase in revenues resulted from two primary factors: the increase in recurring revenue customers and the increase in annualized average recurring revenues per recurring revenue customer, which we also refer to as wallet share.

•	Annualized average recurring revenues per recurring revenue customer, or wallet share, increased 15% to $7,399 for the three months ended September 30, 2016 from $6,436 for the same period in 2015. This increase in wallet share was primarily attributable to increased usage of our solutions by our recurring revenue customers and growth in larger customers.

•	The number of recurring revenue customers increased 6% to 24,583 at September 30, 2016 from 23,092 at September 30, 2015.

Recurring revenues from recurring revenue customers accounted for 92% of our total revenues, respectively, for the three months ended September 30, 2016, compared to 91% for the same period in 2015. We anticipate that the number of recurring revenue customers and wallet share will continue to increase as we increase the number of solutions we offer and increase the penetration of those solutions across our customer base.

Cost of Revenues. Cost of revenues for the three months ended September 30, 2016 increased $3.5 million, or 27%, to $16.2 million from $12.7 million for the same period in 2015. The increase in cost of revenues for the three-month period in 2016 was primarily due to increased headcount, which resulted in higher personnel-related costs of approximately $2.5 million and higher occupancy costs of approximately $223,000 compared to the same period in 2015. We also incurred higher software and cloud-based subscription costs of $617,000 as compared to the same period in 2015 for continued investment in the infrastructure supporting our solutions. As a percentage of revenues, cost of revenues were 33% for the three months ended September 30, 2016, compared to 32% for the same period in 2015. Going forward, we anticipate that cost of revenues will increase in absolute dollars as we continue to expand our business.

Sales and Marketing Expenses. Sales and marketing expenses for the three months ended September 30, 2016 increased $2.7 million, or 20%, to $16.5 million from $13.8 million for the same period in 2015. The increase in sales and marketing expenses for the three-month period in 2016 was due to increased headcount, which resulted in higher personnel-related costs of approximately $2.1 million and higher stock-based compensation of approximately $155,000. We also incurred higher variable compensation of approximately $253,000 earned by sales personnel and referral partners from new business and higher promotional costs of approximately $126,000, partially offset by a decrease in depreciation expense of $125,000. As a percentage of revenues, sales and marketing expenses were 34% for the three months ended September 30, 2016, compared to 34% for the same period in 2015. As we expand our business, we will continue to add resources to our sales and marketing efforts over time, and we expect that these expenses will continue to increase in absolute dollars.

Research and Development Expenses. Research and development expenses for the three months ended September 30, 2016 increased $1.1 million, or 24%, to $5.6 million from $4.5 million for the same period in 2015. The increase in research and development expenses for the three-month period in 2016 was primarily due to increased headcount, which resulted in higher personnel costs of approximately $951,000 compared to the same period in 2015. We also incurred higher software and cloud-based subscription costs of $120,000 as compared to the same period in 2015 for continued investment in the infrastructure supporting our solutions. As a percentage of revenues, research and development expenses were 11% for the three months ended September 30, 2016 compared to 11% for the same period in 2015. As we enhance and expand our solutions and applications, we expect that research and development expenses will continue to increase in absolute dollars.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2016 increased $872,000, or 14%, to $7.2 million from $6.3 million for the same period in 2015. The increase in general and administrative expenses for the three-month period in 2016 was due to higher stock based compensation expenses of approximately $220,000 compared to the same period in 2015. We also incurred higher software subscription costs of approximately $309,000, higher hardware and associated maintenance fees of $104,000, higher bad debt expense of $57,000 as well as increased legal, audit and tax fees of $59,000 primarily related to the Toolbox Solutions acquisition compared to the same period in 2015. As a percentage of revenues, general and administrative expenses were 15% for the three months ended September 30, 2016, compared to 16% for the same period in 2015. Going forward, we expect that general and administrative expenses will continue to increase in absolute dollars as we expand our business.

Amortization of Intangible Assets. Amortization of intangible assets for the three months ended September 30, 2016 increased $365,000, or 44%, to $1.2 million from $829,000 for the same period in 2015 primarily due to the acquisition of Toolbox Solutions in 2016.

Total Other Income (Expense), net. Total other income (expense), net for the three months ended September 30, 2016 included $1.0 million for an adjustment for the fair value of the Toolbox Solutions share-based earn-out liability due to the change in our estimate of probability of attainment.

Income Tax Expense. We recorded income tax expense of $1.2 million for the three months ended September 30, 2016. We recorded income tax expense of $953,000 for the three months ended September 30, 2015. The increase in income tax expense for the three-month period ended September 30, 2016 was primarily due to the increase in pretax book income. For the full year 2016, we expect that our annual effective income tax rate will be approximately 40%.

Adjusted EBITDA. Adjusted EBITDA, which is a non-GAAP measure of financial performance, consists of net income plus depreciation and amortization, interest expense, interest income, income tax expense, stock-based compensation expense and other adjustments as necessary for a fair presentation. The other adjustment is the impact of the fair value adjustment for the Toolbox Solutions share-based earn-out liability. The following table provides a reconciliation of net income to Adjusted EBITDA (in thousands):

	Three Months Ended September 30,
	2016	2015

Net income	$2,509	$1,270
Depreciation and amortization of property and equipment	1,624	1,584
Amortization of intangible assets	1,194	829
Interest income, net	(112)	(49)
Income tax expense	1,220	953
Other	(1,034)	—

EBITDA	5,401	4,587
Stock-based compensation expense	2,012	1,610

Adjusted EBITDA	$7,413	$6,197

Non-GAAP Income per Share. Non-GAAP income per share, which is also a non-GAAP measure of financial performance, consists of net income plus stock-based compensation expense and amortization expense related to intangible assets divided by the weighted average number of shares of common stock outstanding during each period. The other adjustment is the impact of the fair value adjustment for the Toolbox Solutions share-based earn-out liability. The following table provides a reconciliation of net income to non-GAAP income per share (in thousands, except per share amounts):

	Three Months Ended September 30,
	2016	2015

Net income	$2,509	$1,270
Stock-based compensation expense	2,012	1,610
Amortization of intangible assets	1,194	829
Other	(1,034)	—

Non-GAAP income	$4,681	$3,709

Shares used to compute non-GAAP income per share
Basic	17,001	16,605
Diluted	17,341	17,054

Non-GAAP income per share
Basic	$0.28	$0.22
Diluted	$0.27	$0.22

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

The following table presents our results of operations for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,
	2016		2015		Change
		% of revenue		% of revenue	$	%

Revenues	$142,234	100.0%	$116,170	100.0%	26,064	22.4
Cost of revenues	47,024	33.1	36,607	31.5	10,417	28.5

Gross profit	95,210	66.9	79,563	68.5	15,647	19.7

Operating expenses
Sales and marketing	49,092	34.5	41,640	35.8	7,452	17.9
Research and development	16,185	11.4	13,058	11.2	3,127	23.9
General and administrative	21,516	15.1	18,149	15.6	3,367	18.6
Amortization of intangible assets	3,553	2.5	2,507	2.2	1,046	41.7

Total operating expenses	90,346	63.5	75,354	64.9	14,992	19.9

Income from operations	4,864	3.4	4,209	3.6	655	15.6

Other income (expense)
Interest income, net	408	0.3	123	0.1	285	231.7
Other expense, net	866	0.6	(255)	(0.2)	1,121	(439.6)

Total other income (expense), net	1,274	0.9	(132)	(0.1)	1,406	(1,065.2)

Income before income taxes	6,138	4.3	4,077	3.5	2,061	50.6

Income tax expense	(2,233)	(1.6)	(1,570)	(1.4)	(663)	42.2

Net income	$3,905	2.7	$2,507	2.2	1,398	55.8

Due to rounding, totals may not equal the sum of the line items in the table above.

Revenues. Revenues for the nine months ended September 30, 2016 increased $26.1 million, or 22%, to $142.2 million from $116.2 million for the same period in 2015. The increase in revenues resulted from two primary factors: the increase in recurring revenue customers and the increase in annualized average recurring revenues per recurring revenue customer, which we also refer to as wallet share.

•	Annualized average recurring revenues per recurring revenue customer, or wallet share, increased 16% to $7,227 for the nine months ended September 30, 2016 from $6,229 for the same period in 2015. This increase in wallet share was primarily attributable to increased fees resulting from increased usage of our solutions by our recurring revenue customers and growth in larger customers.

•	The number of recurring revenue customers increased 6% to 24,583 at September 30, 2016 from 23,092 at September 30, 2015.

Recurring revenues from recurring revenue customers accounted for 92% of our total revenues, respectively, for the nine months ended September 30, 2016, compared to 91% for the same period in 2015. We anticipate that the number of recurring revenue customers and wallet share will continue to increase as we increase the number of solutions we offer and increase the penetration of those solutions across our customer base.

Cost of Revenues. Cost of revenues for the nine months ended September 30, 2016 increased $10.4 million, or 28%, to $47.0 million from $36.6 million for the same period in 2015. The increase in cost of revenues for the nine-month period in 2016 was primarily due to increased headcount, which resulted in higher personnel-related costs of approximately $7.3 million, higher occupancy costs of approximately $629,000 and higher stock based compensation expense of approximately $200,000 compared to the same period in 2015. We also incurred increases in software and cloud-based subscription costs of $1.5 million, depreciation expense of $467,000 and network costs of $164,000 as compared to the same period in 2015 for continued investment in the infrastructure supporting our solutions. As a percentage of revenues, cost of revenues were 33% for the nine months ended September 30, 2016, compared to 32% for the same period in 2015. Going forward, we anticipate that cost of revenues will increase in absolute dollars as we continue to expand our business.

Sales and Marketing Expenses. Sales and marketing expenses for the nine months ended September 30, 2016 increased $7.5 million, or 18%, to $49.1 million from $41.6 million for the same period in 2015. The increase in sales and marketing expenses for the nine-month period in 2016 was due to increased headcount, which resulted in higher personnel-related costs of approximately $5.9 million and higher stock based compensation expense of approximately $423,000. We also incurred higher variable compensation of approximately $828,000 earned by sales personnel and referral partners from new business and higher promotional costs of $461,000 compared to the same period in 2015, partially offset by a decrease in depreciation expense of $458,000. As a percentage of revenues, sales and marketing expenses were 35% for the nine months ended September 30, 2016, compared to 36% for the same period in 2015. As we expand our business, we will continue to add resources to our sales and marketing efforts over time, and we expect that these expenses will continue to increase in absolute dollars.

Research and Development Expenses. Research and development expenses for the nine months ended September 30, 2016 increased $3.1 million, or 24%, to $16.2 million from $13.1 million for the same period in 2015. The increase in research and development expenses for the nine-month period in 2016 was primarily due to increased headcount, which resulted in higher personnel costs of approximately $2.8 million compared to the same period in 2015. We also incurred higher software and cloud-based subscription costs of $332,000 as compared to the same period in 2015 for continued investment in the infrastructure supporting our solutions. As a percentage of revenues, research and development expenses were 11% for the nine months ended September 30, 2016 compared to 11% for the same period in 2015. As we enhance and expand our solutions and applications, we expect that research and development expenses will continue to increase in absolute dollars.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2016 increased $3.4 million, or 19%, to $21.5 million from $18.1 million for the same period in 2015. The increase in general and administrative expenses for the nine-month period in 2016 was due to increased headcount, which resulted in higher personnel-related costs of approximately $1.2 million and higher stock based compensation expenses of approximately $690,000 compared to the same period in 2015. We also incurred higher software subscription costs of approximately $542,000, higher consulting expenses of $305,000, higher legal and audit fees of approximately $277,000 primarily due to the acquisition of Toolbox Solutions and higher credit card fees of approximately $203,000 due to increase in customers paying by credit card compared to the same period in 2015. As a percentage of revenues, general and administrative expenses were 15% for the nine months ended September 30, 2016, compared to 16% for the same period in 2015. Going forward, we expect that general and administrative expenses will continue to increase in absolute dollars as we expand our business.

Amortization of Intangible Assets. Amortization of intangible assets for the nine months ended September 30, 2016 increased $1.0 million, or 42%, to $3.6 million from $2.5 million for the same period in 2015 primarily due to the acquisition of Toolbox Solutions in 2016.

Total Other Income (Expense), net. Total other income (expense), net for the nine months ended September 30, 2016 included $1.0 million for an adjustment to the balance of the Toolbox Solutions share-based earn-out liability due to the change in our estimate of probability of attainment.

Income Tax Expense. We recorded income tax expense of $2.2 million for the nine months ended September 30, 2016. We recorded income tax expense of $1.6 million for nine months ended September 30, 2015. The increase in income tax expense for the nine-month period in 2016 was primarily due to increased pretax book income. For the full year 2016, we expect that our annual effective income tax rate will be approximately 40%.

Adjusted EBITDA. Adjusted EBITDA, which is a non-GAAP measure of financial performance, consists of net income plus depreciation and amortization, interest expense, interest income, income tax expense, stock-based compensation expense and other adjustments as necessary for a fair presentation. The other adjustment is the impact of the fair value adjustment for the Toolbox Solutions share-based earn-out liability. The following table provides a reconciliation of net income to Adjusted EBITDA (in thousands):

	Nine Months Ended September 30,
	2016	2015
Net income	$3,905	$2,507
Depreciation and amortization of property and equipment	4,883	4,693
Amortization of intangible assets	3,553	2,507
Interest income, net	(408)	(123)
Income tax expense	2,233	1,570
Other	(1,106)	—

EBITDA	13,060	11,154
Stock-based compensation expense	6,004	4,756

Adjusted EBITDA	$19,064	$15,910

Non-GAAP Income per Share. Non-GAAP income per share, which is also a non-GAAP measure of financial performance, consists of net income plus stock-based compensation expense and amortization expense related to intangible assets divided by the weighted average number of shares of common stock outstanding during each period. The other adjustment is the impact of the fair value adjustment for the Toolbox Solutions share-based earn-out liability. The following table provides a reconciliation of net income to non-GAAP income per share (in thousands, except per share amounts):

	Nine Months Ended September 30,
	2016	2015
Net income	$3,905	$2,507
Stock-based compensation expense	6,004	4,756
Amortization of intangible assets	3,553	2,507
Other	(1,106)	—

Non-GAAP income	$12,356	$9,770

Shares used to compute non-GAAP income per share
Basic	16,916	16,525
Diluted	17,185	17,040

Non-GAAP income per share
Basic	$0.73	$0.59
Diluted	$0.72	$0.57

Liquidity and Capital Resources

At September 30, 2016, our principal sources of liquidity were cash, cash equivalents and marketable securities of $137.8 million and accounts receivable, net of allowance for doubtful accounts, of $21.4 million. Marketable securities are invested in accordance with our investment policy, with a goal of maintaining liquidity and capital preservation. Our cash equivalents and marketable securities are held in highly liquid money market funds, commercial paper, federal agency securities, and corporate debt securities.

Net Cash Flows from Operating Activities

Net cash provided by operating activities was $10.4 million and $6.9 million for the nine months ended September 30, 2016 and 2015, respectively. The increase in operating cash flows as compared to the same period in 2015 was primarily due to the increase in deferred revenue due to increased new business in 2016 and due to cash collected for post-acquisition for annual Toolbox Solutions contracts invoiced prior to acquisition and the timing of payments for accounts payable, accrued compensation and accrued expenses, somewhat offset by the timing of payments for accounts receivable and the increases in deferred costs for expenses related to increased implementation resources and commission payments for new business and other current and non-current assets for prepayments of discounted cloud based and security subscription-based services.

Net Cash Flows from Investing Activities

Net cash used in investing activities was $29.7 and $24.0 million for the nine months ended September 30, 2016 and 2015, respectively. The increase in net cash used in investing activities as compared to the same period in 2015 was primarily due to the acquisition of Toolbox Solutions for $18.1 million. For the nine months ended September 30, 2016 and 2015, we purchased marketable securities, net of maturities, of $5.6 million and $17.5 million, respectively and had capital expenditures of $6.0 million and $6.5 million, respectively. Our capital expenditures are for supporting our business growth and existing customer base, as well as for our internal use such as equipment for our employees.

Net Cash Flows from Financing Activities

Net cash provided by financing activities was $7.0 million and $5.2 million for the nine months ended September 30, 2016 and 2015, respectively, from the exercise of stock options, excess tax benefit from the exercise of stock options and proceeds from employee stock purchase plan.

Effect of Foreign Currency Exchange Rate Changes

Our results of operations and cash flows were not materially affected by fluctuations in foreign currency exchange rates. We maintain approximately 11% of our total cash and cash equivalents outside of the United States in foreign currencies, primarily in Australian and Canadian dollars. We believe that a significant change in foreign currency exchange rates or an inability to access these funds would not affect our ability to meet our operational needs.

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

Inflation and changing prices did not have a material effect on our business during the nine months ended September 30, 2016 and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Contractual and Commercial Commitment Summary

Our contractual obligations and commercial commitments as of September 30, 2016 are summarized below:

	Payments Due By Period (in thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Operating lease obligations	$14,862	$884	$6,567	$5,215	$2,196

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

We did not have any outstanding debt as of September 30, 2016. Therefore, we do not have any material risk to interest rate fluctuations.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.

In the first quarter of 2016, we acquired the net assets of Toolbox Solutions. Toolbox Solutions represented approximately 10% of our total consolidated assets and 4% of our consolidated revenues for both the three and nine months ended September 30, 2016, respectively. The scope of our assessment of the effectiveness of internal control over financial reporting does not include Toolbox Solutions. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: October 28, 2016	SPS COMMERCE, INC.

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