Form 10-K
period 2016-12-31
SPS COMMERCE INC
filed 2017-02-27
CIK 1092699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2016

or

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of the registrant’s common stock held by non-affiliates of the registrant (based upon the closing sale price of $60.60 per share on the Nasdaq Global Market on such date) was approximately $1.0 billion.

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of February 10, 2017 was 17,180,650 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2017 (the “2017 Proxy Statement”), which is expected to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

Overview

We are a leading provider of cloud-based supply chain management solutions, providing network-proven fulfillment, sourcing, and item assortment management solutions, along with comprehensive retail performance analytics to thousands of customers worldwide. We provide our solutions through the SPS Commerce platform, a cloud-based product suite that improves the way suppliers, retailers, distributors and logistics firms orchestrate the sourcing, set up of new vendors and items, and fulfillment of products that customers buy from retailers and suppliers. Implementing and maintaining this suite of supply chain management capabilities is resource intensive and not a core competency for most businesses. The SPS Commerce platform eliminates the need for on-premise software and support staff, which enables our supplier customers to focus their resources on their core business. The SPS Commerce platform enables retailers, suppliers, and logistics firms to increase supply cycle agility, optimize inventory levels and sell-through, reduce costs, increase visibility into customer orders, and ensure suppliers satisfy exacting retailer requirements.

As of December 31, 2016, we had approximately 25,000 customers with contracts to pay us monthly fees, which we refer to as recurring revenue customers. We have also generated revenues by providing our cloud-based supply chain management solutions to an additional 45,000 organizations that, together with our recurring revenue customers, we refer to as our customers. Once connected to our platform, our customers often require integrations to new organizations that represent an expansion of our platform and new sources of revenues for us.

As a provider of cloud services, we enable our customers to easily interact with their trading partners around the world without the local implementation and servicing of software that traditional on-premise solutions require. Our delivery model also enables us to offer functionality, integration, analytics and reliability with less cost and risk than traditional solutions.

For 2016, 2015, and 2014, we generated revenues of $193.3 million, $158.5 million and $127.9 million, respectively. Our fiscal quarter ended December 31, 2016 represented our 64th consecutive quarter of increased revenues. Recurring revenues from recurring revenue customers accounted for 91.6%, 90.8% and 90.0% of our total revenues for 2016, 2015, and 2014, respectively. Our revenues are not concentrated with any customer, as our largest customer represented 2% or less of total revenues for 2016, 2015, and 2014.

Our Industry

Today’s Retail Landscape

One of the driving factors in the retail industry today is the rising influence of e-commerce and the mobile shopping experience. The retail industry is in the midst of a transformation, as retailers, suppliers and the many companies that facilitate transactions in the industry reshape how they do business and adapt to omnichannel retailing — defined as providing a shopper with a consistent experience wherever they might engage a retailer (or increasingly a supplier), whether bricks-and-mortar, website, or mobile experience. E-commerce is changing the selling channels for retailers and suppliers. These changes are requiring retailers, suppliers, and logistics partners to accelerate the speed and volume of sourcing new items to sell; setting up the items to be sold and delivered through multiple channels; and then, analyzing performance to make changes. Once in place, items need to be sold and fulfilled through different channels based on the consumers’ need which requires improved adaptability to adjust to that consumer request without friction. New business processes and technology are required to accomplish this.

Supply Chain Management Industry Background

The supply chain management industry enables thousands of retailers around the world to transact and grow their relationships with tens of thousands of suppliers. Additional participants in this market include distributors, third-party logistics providers, manufacturers, fulfillment and warehousing providers and sourcing companies. Supply chain management involves communicating data about the goods themselves, data related to the exchange of goods among these trading partners, and information about the many thousands of companies who are members of the supply chain community. At every stage of the supply chain there are inefficient, labor-intensive processes between trading partners with significant documentation requirements, such as the counting, sorting and verifying of goods before shipment, while in transit and upon delivery — and traditional legacy systems offer very limited, if any, real time visibility into progress or status. Modern supply chain management solutions must address trading partners’ needs for integration, collaboration, connectivity, visibility and data analytics to improve the agility, accuracy and efficiency with which goods are ordered and supplied.

The industry initially focused on automating and streamlining the processing of fulfilling transactions between retailers and suppliers, and others in the supply chain, ensuring orders were placed accurately and quickly, and that goods were delivered on time and meeting the retailer’s requirements. As the pace of change in retailing has accelerated with the convergence of digital and physical commerce, today’s supply chain solutions need to provide real time visibility into the status of an order. This requires orchestrating a growing set of valuable capabilities that draw on foundational transaction information, and add value beyond the traditional supply chain management function within retailers and suppliers. In today’s rapidly changing omnichannel retail market, where retailers and suppliers are increasingly focused on electronic commerce and brick-and-mortar commerce as a continuum, supply chain information and visibility to it has a role across the entire enterprise. Demand planning and forecasting groups need visibility from the front of the store all the way back to the factory to ensure supply meets demand. Sourcing operations require access to thousands of new items to drive their e-commerce growth and ensure physical stores have the items consumers will find compelling and engaging.

As familiarity and acceptance of cloud-based services continues to accelerate, we believe companies, both large and small, will continue to turn to cloud-based services similar to ours to provide them with the agility and insight their supply chains need in today’s retail marketplace. Increasingly, traditional supply chain technologies and on-premise software deployments do not provide the complex orchestration, analytics, and insight required today.

The Omnichannel Foundation — Fulfillment Automation Between Retailers and Suppliers

Retailers impose an increasingly stringent and complex set of specific work-flow rules and standards on their trading partners for electronically orchestrating their fulfillment of orders. These “rule books” include specific business processes for suppliers to exchange data and documentation requirements such as invoices, purchase orders and advance shipping notices. Rule books can be hundreds of pages, and retailers frequently have multiple rule books for international requirements or specific fulfillment models. Suppliers working with multiple retailers need to accommodate different rule books for each retailer. These rule books are not standardized between retailers, but vary based on a retailer’s size, industry and technological capabilities. The responsibility for creating information “maps,” which are integration connections between the retailer and the supplier that comply with the retailer’s rule books, resides primarily with the supplier. The cost of noncompliance can be refusal of delivered goods, fines and ultimately a termination of the supplier’s relationship with the retailer. The complexity of retailers’ requirements and consequences of noncompliance create growing demand for specialized supply chain management automation solutions.

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

Additionally, the traditional approach to supply chain automation involves a system architecture made up of many point-to-point connections between retailers and their suppliers. These collections of connections are inherently error prone and can be difficult to adapt to changing requirements and market circumstances. For instance, if there is a broad trend in the market (such as the growing popularity of mobile commerce) that many members of a retailing segment would like to adapt to, a supplier would be faced with a series of enhancements, on a one-by-one basis, to the collection of connections they have with their retailers. Traditional approaches do not have the inherent, or architectural, capabilities to enable the exchange of information across the retailer’s organization or with their trading partners, or the flexibility and agility to embrace the ongoing change that omnichannel retailing requires.

Moving Beyond Transactions — Insight and Data Analysis Powering Intelligent, Responsive Decision Making

Fulfillment automation is a first step toward addressing the complexities in the supply chain ecosystem, but is only the necessary first step in providing omnichannel retail success. As the number and geographic dispersion of trading partners has grown, and the number of individual orders continue to grow, it has never been more important for retailers and suppliers to have precise, timely insight into demand and supply, by order, item and location in the fulfilment journey. In today’s retailing marketplace, where an order can be placed by a consumer with the swipe of a finger, retailers need to make fulfillment decisions in an instant, deciding the most cost efficient location of inventory (which could be a warehouse, a store, or a vendor’s warehouse). As a result, trading partners need a solution that effectively consolidates, distills and provides visibility and sell-through information to managers and decision-makers who can use the information to drive efficiency, revenue growth and profitability. The abundance of data produced by these processes, including data for fulfillment, sales and inventory levels, is often inaccessible to trading partners for analysis. The data and related analytics are essential for optimizing the inventory and fulfillment process and will continue to drive demand for supply chain management solutions.

Cloud Services Provide Flexibility, Adaptability and a Key Source of Information Across the Supply Chain

Cloud services are well suited for providing the capabilities that retail supply chain management needs today because they inherently enable rapid provisioning of capabilities and offer robust and reliable integration with retailer and supplier systems to provide data and visibility into the orchestration of complex order fulfillment. Cloud services are able to continue utilizing standard connectivity protocols, such as EDI, but also are able to support the growing use of standard internet protocols that retailers require, such as XML, in addition to enabling API-based integration. These cloud services connect suppliers and retailers more efficiently than traditional on-premise software solutions by leveraging the integrations created for a single supplier across all participating suppliers.

Traditionally the supply chain depended on integration with a retailer or supplier’s enterprise resource planning (ERP) system, which is the system of record for the bulk of information related to placing an order. In today’s retailing market, many systems working closely together are essential to provide the consumer with the merchandising information they need to make a purchase decision (e.g., ecommerce systems) as well as information required to fulfill the order (e.g., warehouse and transportation systems). Cloud services enable an organization to knit the information required for sourcing and merchandising an item, placing an order for that item, and fulfilling that item — connecting information and systems from across the supply chain ecosystem, enabling increased retailer agility and globalization, and addressing the increased complexity affecting the supply chain. In addition, cloud services can integrate supply chain management applications with organizations’ existing enterprise resource planning systems.

Cloud services and API-based service integration provide retailers and suppliers with access to new and powerful capabilities quickly, often integrated with analytics to enable rapid service innovation and responsiveness as the retailing landscape continues to respond to omnichannel advancements.

Our Platform

We operate one of the largest retail trading partner networks through a cloud-based services suite that improves the way suppliers, retailers, distributors and other trading partners manage and fulfill orders, manage sell-through performance and source new items. Approximately 70,000 customers across more than 60 countries have used our platform to improve the performance of their trading relationships. Our platform fundamentally changes how organizations use electronic communication to manage their supply chains by replacing the collection of traditional, custom-built, point-to-point integrations with a network model whereby a single integration to our platform enables an organization to connect seamlessly to the entire SPS Commerce network of trading partners.

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

The following solutions are enabled through the SPS Commerce cloud services platform:

•

Trading Partner Fulfillment.    Our Fulfillment solution provides fulfillment automation and replaces or augments an organization’s existing trading partner electronic communication infrastructure, enabling suppliers to have visibility into the journey of an order and comply with retailers’ rule books and enabling the electronic exchange of information among numerous trading partners through various protocols.

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

•

Trading Partner Community Development.    Our Community Development solution provides communication programs based on our best practices. These programs enable organizations, from large and small retailers and suppliers to emerging providers of value-added products and services, to establish trading partner relationships with new trading partners to expand their businesses.

•

Other Trading Partner Solutions.    We provide a number of peripheral solutions such as barcode labeling, planogram services and our scan and pack application, which helps trading partners process information to streamline the picking and packaging process.

Our Customer and Sales Sources

As one of the largest providers of cloud services for supply chain management, the trading partner relationships that we enable among our retailer, supplier and fulfillment customers naturally lead to new customer acquisition opportunities.

“Network Effect”

Once connected to our network, trading partners can exchange electronic supply chain information with each other. Through our platform, we have helped approximately 70,000 customers to improve the performance of their trading partner relationships. The value of our platform increases with the number of trading partners connected to the platform. The addition of each new customer to our platform enables that new customer to communicate with our existing customers and enables our existing customers to do business with the new customer. Additionally, through our Sourcing product, our community now has a social network focused on facilitating connections and business interactions among retailers and suppliers. This “network effect” of adding an additional customer to our platform creates a significant opportunity for existing customers to realize incremental sales by working with our new trading partners and vice versa. As a result of this increased volume of activity amongst our network participants, we earn additional revenues from these participants.

Customer Acquisition Sources

Community Enablement.    As retailers and suppliers reshape how they do business in an omnichannel landscape, they need to bring new capabilities and services to their trading partner networks. For instance, a supplier may wish to collaborate with their retailers around point-of-sale analytics data, or a retailer may decide to change the workflow or protocol by which it interacts with its suppliers. In each case, the supplier and retailer may engage us to work with its trading partner base to enable the new capability. Performing these programs on behalf of retailers and suppliers often generates supplier sales leads for us.

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

Development

Our research and development efforts focus on improving and enhancing our existing solutions, as well as developing new solutions and applications and maintaining our existing solutions. Our multi-tenant platform serves all of our customers, which allows us to maintain relatively low research and development expenses and release more frequently compared to traditional on-premise licensed software solutions that support multiple versions. Our development efforts take place at our U.S. locations in Minnesota and New Jersey, as well as in Toronto, Canada, and Kiev, Ukraine.

Operations

We operate infrastructure in third-party data centers located in Minnesota and New Jersey, United States; Melbourne, Australia; Toronto, Canada; as well as provisioned services in public cloud providers. In all cases, infrastructure and services on which our platform runs are managed by us.

We have internal and third party monitoring software that continually checks our platform and key underlying components for continuous availability and performance, ensuring our platform is available and providing adequate service levels. We have a technology operations team that provides system provisioning, management, maintenance, monitoring and back-up.

We operate a service architecture using industry best practices to insure multiple points of redundancy, high availability and scale as needed. Our databases are replicated between locations with a defined recovery point objective.

Our Customers

As of December 31, 2016, we had approximately 25,000 recurring revenue customers and approximately 70,000 total customers. Our primary source of revenue is from small- to mid-sized suppliers in the consumer packaged goods industry. We also generate revenues from other members of the supply chain ecosystem, including retailers, distributors, third-party logistics providers and other trading partners. Our revenues are not concentrated with any customer, as our largest customer represented 2% or less of total revenues in 2016, 2015 and 2014.

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

Employees

As of December 31, 2016, we had 1,217 employees. We also employ independent contractors to support our operations. We believe that our continued success will depend on our ability to continue to attract and retain skilled technical and sales personnel. We have never had a work stoppage, and none of our employees are represented by a labor union. We believe our relationship with our employees is good.

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

SPS Commerce, Inc.

Attention: Investor Relations

333 South Seventh Street

Suite 1000

Minneapolis, MN 55402

Executive Officers

Set forth below are the names, ages and titles of the persons serving as our executive officers.

Name	Age	Position
Archie C. Black	54	Chief Executive Officer and President
Kimberly K. Nelson	49	Executive Vice President and Chief Financial Officer
James J. Frome	52	Executive Vice President and Chief Operating Officer

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

To increase our revenues and achieve and maintain profitability, we must regularly add new customers, sell additional solutions and our customers must increase their use of the solutions for which they currently subscribe. We intend to grow our business by retaining and attracting talent, developing strategic relationships with resellers, including resellers that incorporate our applications in their offerings, and increasing our marketing activities. If we are unable to hire or retain quality personnel, convert companies that have been referred to us by our existing network into paying customers, ensure the effectiveness of our marketing programs, or if our existing or new customers do not perceive our solutions to be of sufficiently high value and quality, we might not be able to increase sales and our operating results will be adversely affected. If we fail to sell our new solutions to existing or new customers, we will not generate anticipated revenues from these solutions, our operating results will suffer and we might be unable to grow our revenues or maintain profitability.

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

We use third-party data centers, located in Minnesota and New Jersey, as well as provision services in public cloud providers, to conduct our operations. In all cases, infrastructure and services on which our platform runs is managed by us. Our operations depend on the protection of the equipment and information we store in these third-party centers against damage or service interruptions that may be caused by fire, flood, severe storm, power loss, telecommunications failures, natural disasters, war, criminal act, military action, terrorist attack and other similar events beyond our control. In addition, third party malfeasance, such as intentional misconduct by computer hackers, unauthorized intrusions, computer viruses, or denial of service attacks, may also cause substantial service disruptions. A prolonged service disruption affecting our solutions for any of the foregoing reasons could damage our reputation with current and potential customers, expose us to liability, cause us to lose recurring revenue customers or otherwise adversely affect our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the data centers we use.

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

Our business is dependent on our ability to maintain and scale our technical infrastructure, and any failure to effectively maintain and grow our technical infrastructure service could damage our reputation, result in a potential loss of users and engagement, and adversely affect our financial results.

Our reputation and ability to attract, retain and serve our customers is dependent upon the reliable performance of our platform and our underlying technical infrastructure. As our user base and the amount and types of information shared on our platform continue to grow, we will need an increasing amount of technical infrastructure, including network capacity and computing power, to continue to satisfy the needs of our users. It is possible that we may fail to effectively scale and grow our technical infrastructure to accommodate these increased demands. Any failure to effectively maintain and grow our technical infrastructure could damage our reputation, result in a potential loss of users and engagement, and adversely affect our financial results.

Our inability to adapt to rapid technological change could impair our ability to remain competitive.

The industry in which we compete is characterized by rapid technological change, frequent introductions of new products and evolving industry standards. Existing products can become obsolete and unmarketable when vendors introduce products utilizing new technologies or new industry standards emerge, and as a result, it is difficult for us to estimate the life cycles of our products. Our ability to attract new customers and increase revenues from customers will depend in significant part on our ability to anticipate industry standards and to continue to enhance existing solutions or introduce or acquire new solutions on a timely basis to keep pace with technological developments. The success of any enhancement or new solution depends on several factors, including the timely completion, introduction and market acceptance of the enhancement or solution. Any new solution we develop or acquire might not be introduced in a timely or cost-effective manner and might not achieve the broad market acceptance necessary to generate significant revenues. If any of our competitors implement new technologies before we are able to implement them, those competitors may be able to provide more effective solutions than ours at lower prices. Any delay or failure in the introduction of new or enhanced solutions could adversely affect our business, results of operations and financial condition.

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

As demonstrated by recent material and high-profile data security breaches within the retail industry, computer malware, viruses, and computer hacking and phishing attacks have become more prevalent in our industry, have occurred on our systems in the past, and may occur on our systems in the future. Furthermore, given the interconnected nature of the retail supply chain and our significant presence in the retail industry, we believe that we are a particularly attractive target for such attacks. In addition, our connection to the retail industry could present the opportunity for an attack on our system to serve as a way to obtain access into our users’ systems, which could have a material adverse effect on our financial condition and growth prospectus. Businesses in our industry have experienced material sales declines after discovering data breaches, and our business could be similarly impacted. The security costs to reduce the likelihood of an attack are high and may continue to increase. Reputational value is based in large part on perceptions of subjective qualities. While reputations may take decades to build, any negative incidents can quickly erode trust and confidence, particularly if they result in adverse mainstream and social media publicity, governmental investigations or litigation. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security and availability of our products and technical infrastructure to the satisfaction of our users may harm our reputation, impair our ability to retain existing customers and attract new customers and expose us to legal claims and government action, each of which could have a material adverse impact on our financial condition, results of operations and growth prospects.

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

We derive, and expect to continue to derive, substantially all of our revenues from providing cloud-based supply chain management solutions to suppliers, retailers, distributors and logistics firms. The market for cloud-based supply chain management solutions is in an early stage of development, and it is uncertain whether these solutions will achieve and sustain high levels of demand and market acceptance. Our success will depend on the willingness of retailers and their trading partners to accept our cloud-based supply chain management solutions as an alternative to traditional licensed hardware and software solutions.

Some suppliers, retailers, distributors, or logistics firms may be reluctant or unwilling to use our cloud-based supply chain management solutions for a number of reasons, including existing investments in supply chain management technology. Supply chain management functions traditionally have been performed using purchased or licensed hardware and software implemented by each supplier. Because this traditional approach often requires significant initial investments to purchase the necessary technology and to establish systems that comply with retailers’ unique requirements, suppliers may be unwilling to abandon their current solutions for our cloud-based supply chain management solutions.

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

If retailers and their trading partners do not perceive the benefits of our cloud-based supply chain management solutions, or if retailers and their trading partners are unwilling to accept our platform as an alternative to the traditional approach, the market for our solutions might not continue to develop or might develop more slowly than we expect, either of which would significantly adversely affect our revenues and growth prospects.

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

The costs of compliance with and other burdens imposed by laws, regulations and standards may limit the use and adoption of our services and reduce overall demand for them, or lead to significant fines, penalties or liabilities for any noncompliance.

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

We may pursue acquisitions of other companies or their businesses in the future. If we complete acquisitions, we face many risks commonly encountered with growth through acquisitions. These risks include:

•	incurring significantly higher than anticipated capital expenditures and operating expenses;

•	failing to assimilate the operations, customers, and personnel of the acquired company or business;

•	disrupting our ongoing business;

•	dissipating our management resources;

•	dilution to existing stockholders from the issuance of equity securities;

•	liabilities or other problems associated with the acquired business;

•	incurring debt on terms unfavorable to us or that we are unable to repay;

•	becoming subject to adverse tax consequences, substantial depreciation or deferred compensation charges;

•	improper compliance with laws and regulations;

•	failing to maintain uniform standards, controls and policies; and

•	impairing relationships with employees and customers as a result of changes in management.

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

We have limited experience operating in foreign jurisdictions. Customers in countries outside of North America accounted for 6%, 6%, and 3% of our revenues for 2016, 2015, and 2014, respectively. In 2014, we purchased substantially all of the assets of Leadtec, a privately-held provider of cloud-based integration solutions in Australia and New Zealand and in 2016, we acquired all the shares of Toolbox Solutions, Inc., a privately-held provider of cloud-based analytic solutions, which is based in Canada. We also undertake software development activities in the Ukraine. Our inexperience in operating our business outside of North America increases the risk that our current and any future international expansion efforts will not be successful. Conducting international operations subjects us to new risks that, generally, we have not faced in the United States of America, including:

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

We currently engage in software development activities in the Ukraine and have an office in Kiev with 60 employees. We relocated our office to Kiev from Kharkiv due, in part, to the hostilities. We continue to monitor the situation closely. We have no way to predict the progress or outcome of the situation, as the political and civil unrest and reported military activities are fluid and beyond our control. Prolonged or expanded unrest, military activities, or broad-based sanctions, should they be implemented, could have a material adverse effect on our operations.

We have incurred operating losses in the past and may incur operating losses in the future.

We began operating our supply chain management solution business in 1997. Throughout most of our history, we have experienced net losses and negative cash flows from operations. As of December 31, 2016, we had an accumulated deficit of $33.7 million. We expect our operating expenses to continue to increase in the future as we expand our operations and increase our customer base due to expected increased sales and marketing expenses, operations costs, research and development costs and general and administration costs. If our revenues do not continue to grow to offset these increased expenses, we may not be profitable. We cannot assure you that we will be able to maintain profitability. You should not consider recent revenue growth as indicative of our future performance. In fact, in future periods, we may not have any revenue growth, or our revenues could decline. In addition, our ability to achieve profitability is subject to a number of the risks and uncertainties discussed herein, many of which are beyond our control.

Our ability to use our U.S. net operating loss carryforwards might be limited.

As of December 31, 2016, we had net operating loss carryforwards of $70.7 million for U.S. federal tax purposes. We also had $19.2 million of various state net operating loss carryforwards. The loss carryforwards for federal tax purposes will expire between 2019 and 2036 if not utilized. The loss carryforwards for state tax purposes will expire between 2017 and 2036 if not utilized. To the extent these net operating loss carryforwards are available, we intend to use them to reduce the corporate income tax liability associated with our operations. Section 382 of the U.S. Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that might be used to offset taxable income when a corporation has undergone significant changes in stock ownership. We have performed a Section 382 analysis for the time period from our inception through December 8, 2010. During this time period it was determined that we had six separate ownership changes under Section 382. We have not updated the Section 382 analysis subsequent to December 8, 2010; however, we believe there have not been any events subsequent to that date that would materially impact the analysis. We believe that approximately $17.6 million of federal losses will expire unused due to Section 382 limitations. The maximum annual limitation of federal net operating losses under Section 382 is approximately $990,000. This limitation could be further restricted if any ownership changes occur in future years. To the extent our use of net operating loss carryforwards is significantly limited, our taxable income could be subject to corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could result in lower profits.

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

If the open source community expands into enterprise application and supply chain software, our fee revenues may decline.

The open source community is comprised of many different formal and informal groups of software developers and individuals who have created a wide variety of software and have made that software available for use, distribution and modification, often free of charge. Open source software, such as the Linux operating system, has been gaining in popularity among business users. If developers contribute enterprise and supply chain application software to the open source community, and that software has competitive features and scale to support business users in our markets, we may need to change our product pricing and distribution strategy to compete successfully, and our fee revenues may decline as a result.

Our stock price may be volatile.

Shares of our common stock were sold in our April 2010 initial public offering at a price of $12.00 per share and through December 31, 2016, our common stock has traded as high as $79.98 per share and as low as $8.45 per share. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our stockholders might sell shares of our common stock could also depress the market price of our common stock. As of December 31, 2016, we had approximately 3.9 million shares of our common stock issuable under approved equity compensation plans which are covered by effective registration statements.

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

We currently intend to retain all future earnings for the operation and expansion of our business and, therefore, do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future. Investors may need to sell all or part of their holdings of our common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Any payment of future cash dividends on our common stock will be at the discretion of our board of directors and will depend upon our results of operations, earnings, capital requirements, financial condition, future prospects, contractual restrictions and other factors deemed relevant by our board of directors. Therefore, you should not expect to receive dividend income from shares of our common stock.

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

We also have operations in or near:

•	Little Falls, New Jersey, where we lease approximately 26,000 square feet under an agreement that expires on June 30, 2023;

•	Toronto, Ontario, where we lease approximately 17,000 square feet under an agreement that expires on December 31, 2021; and

•	Melbourne, Australia, where we lease approximately 11,000 square feet under an agreement that expires on October 15, 2021.

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

	High	Low
Fiscal 2015
First Quarter	$70.38	$52.83
Second Quarter	$72.84	$63.54
Third Quarter	$77.80	$65.17
Fourth Quarter	$78.29	$65.43
Fiscal 2016
First Quarter	$69.48	$38.35
Second Quarter	$60.72	$40.94
Third Quarter	$74.85	$58.91
Fourth Quarter	$73.92	$61.40

Stockholders of Record.    As of February 10, 2017, we had 76 stockholders of record of our common stock, excluding holders whose stock is held either in nominee name and/or street name brokerage accounts.

Dividends.    We have not historically paid dividends on our common stock. We currently intend to retain our future earnings, if any, to finance the operation and expansion of our business, and, therefore, we do not expect to pay cash dividends on our common stock in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, outstanding indebtedness and plans for expansion and restrictions imposed by lenders, if any.

Stock Performance Graph and Cumulative Total Return

Notwithstanding any statement to the contrary in any of our previous or future filings with the SEC, the following information relating to the price performance of our common stock shall not be deemed to be “filed” with the SEC or to be “soliciting material” under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and it shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Act, or the Exchange Act, except to the extent we specifically incorporate it by reference into such filing.

The graph below compares the cumulative total stockholder return of our common stock with that of the NASDAQ US Benchmark TR Index and the NASDAQ US Benchmark Computer Services TR Index from December 30, 2011 through December 30, 2016, utilizing the last trading day of each respective year. The graph assumes that $100 was invested in shares of our common stock, the NASDAQ US Benchmark TR Index and the NASDAQ US Benchmark Computer Services TR Index at the close of market on December 30, 2011, and that dividends, if any, were reinvested. The comparisons in this graph are based on historical data and are not intended to forecast or be indicative of future performance of our common stock.

Comparison of Cumulative Total Returns of SPS Commerce, Inc., NASDAQ US Benchmark TR Index and

NASDAQ US Benchmark Computer Services TR Index

	SPS Commerce	NASDAQ US Benchmark TR Index	NASDAQ US Benchmark Computer Services TR Index
12/30/2011	100.0	100.0	100.0
6/29/2012	117.1	109.4	109.0
12/31/2012	143.6	116.4	110.1
6/28/2013	211.9	132.9	110.8
12/31/2013	251.6	155.4	119.0
6/30/2014	243.5	166.3	116.8
12/31/2014	218.2	174.8	113.2
6/30/2015	253.6	178.1	119.3
12/31/2015	270.6	175.6	110.8
6/30/2016	233.5	182.3	115.6
12/30/2016	269.3	198.5	177.6

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

The statements of income data for each of the years ended December 31, 2016, 2015, and 2014, the balance sheet data as of December 31, 2016 and 2015, and the operating data relating to Adjusted EBITDA and non-GAAP income per diluted share for each of the years ended December 31, 2016, 2015 and 2014 have been derived from our audited annual consolidated financial statements, which are included in this Annual Report on Form 10-K.

The statements of income data for the years ended December 31, 2013 and 2012, the balance sheet data as of December 31, 2014, 2013 and 2012, and the operating data relating to Adjusted EBITDA and non-GAAP income per diluted share for each of the years ended December 31, 2013 and 2012 have been derived from our audited annual consolidated financial statements which are not included in this Annual Report on Form 10-K, but which have been included in prior Annual Reports on Form 10-K filed with the SEC.

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

These non-GAAP measures should not be considered a substitute for, or superior to, financial measures calculated in accordance with generally accepted accounting principles in the United States of America. These non-GAAP financial measures exclude significant expenses and income that are required by accounting principles generally accepted in the United States of America (“GAAP”) to be recorded in the company’s financial statements and are subject to inherent limitations. Investors should review the reconciliations of these non-GAAP financial measures to the comparable GAAP financial measures that are included below.

The operating data relating to recurring revenue customers for all periods presented is unaudited and has been derived from our internal records of our operations.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share data)
Statements of Income Data
Revenues	$193,295	$158,518	$127,947	$104,391	$77,106
Cost of revenues(1)	64,346	50,043	39,991	31,781	22,040

Gross profit	128,949	108,475	87,956	72,610	55,066

Operating expenses
Sales and marketing(1)	65,886	55,374	46,990	39,621	30,037
Research and development(1)	21,981	17,954	13,494	10,870	8,166
General and administrative(1)	28,827	24,817	20,233	17,189	13,524
Amortization of intangible assets(2)	4,738	3,307	2,856	3,158	1,767

Total operating expenses	121,432	101,452	83,573	70,838	53,494

Income from operations	7,517	7,023	4,383	1,772	1,572
Other income (expense)
Interest income, net	601	197	187	112	19
Other income (expense), net(3)	732	(145)	(458)	(147)	(248)

Total other income (expense), net	1,333	52	(271)	(35)	(229)

Income before income taxes	8,850	7,075	4,112	1,737	1,343
Income tax expense	(3,140)	(2,436)	(1,408)	(686)	(121)

Net income	$5,710	$4,639	$2,704	$1,051	$1,222

Net income per share
Basic	$0.34	$0.28	$0.17	$0.07	$0.09
Diluted	$0.33	$0.27	$0.16	$0.07	$0.09
Weighted average common shares outstanding
Basic	16,947	16,565	16,236	15,201	13,056
Diluted	17,241	17,032	16,814	15,931	13,910

	As of December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$115,877	$121,538	$130,795	$131,294	$66,050
Working capital	153,772	142,552	137,634	137,160	77,040
Total assets	298,229	261,731	243,775	223,330	159,201
Long-term liabilities	16,937	15,312	14,124	11,642	9,913
Total stockholders’ equity	249,267	222,185	205,091	192,773	134,817

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(Unaudited, adjusted EBITDA in thousands)
Operating Data
Adjusted EBITDA(4)	$26,502	$22,620	$18,160	$13,774	$8,997
Non-GAAP income per diluted share(5)	$1.01	$0.84	$0.65	$0.53	$0.41
Recurring revenue customers(6)	24,805	23,410	21,983	19,690	17,977

(1)	Includes stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014	2013	2012
Cost of revenues	$1,309	$989	$614	$475	$382
Sales and marketing	2,412	1,978	1,933	1,481	895
Research and development	618	640	444	266	140
General and administrative	3,684	2,772	2,405	1,981	1,338

Total	$8,023	$6,379	$5,396	$4,203	$2,755

(2)	For 2013, amortization of intangible assets included $290,000 for the impairment of a certain non-competition agreement.

(3)	For 2014, other expense included $338,000 for a one-time Australian stamp duty tax related to the Leadtec acquisition.

(4)	Adjusted EBITDA consists of net income plus depreciation and amortization, interest expense, interest income, income tax expense (benefit), stock-based compensation expense and other adjustments as necessary for a fair presentation. Other adjustments included the impact of the fair value adjustment for the Toolbox Solutions share-based earn-out liability in 2016, a one-time Australian stamp duty tax related to the Leadtec acquisition in 2014, as well as the impact of use tax refunds in 2015, 2014 and 2013 related to items previously expensed. We use Adjusted EBITDA as a measure of operating performance because it assists us in comparing performance on a consistent basis, as it removes the impact of our capital structure from our operating results. We believe Adjusted EBITDA is useful to an investor in evaluating our operating performance because it is widely used to measure a company’s operating performance without regard to items such as depreciation and amortization, which can vary depending upon accounting methods and the book value of assets, and to present a meaningful measure of corporate performance exclusive of our capital structure and the method by which assets were acquired. The following table provides a reconciliation of net income to Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2016	2015	2014	2013	2012
Net income	$5,710	$4,639	$2,704	$1,051	$1,222
Depreciation and amortization	11,336	9,572	8,570	8,051	4,918
Interest income, net	(601)	(197)	(187)	(112)	(19)
Income tax expense	3,140	2,436	1,408	686	121
Other	(1,106)	(209)	269	(105)	—

EBITDA	18,479	16,241	12,764	9,571	6,242
Stock-based compensation expense	8,023	6,379	5,396	4,203	2,755

Adjusted EBITDA	$26,502	$22,620	$18,160	$13,774	$8,997

(5)	Non-GAAP income per share consists of net income plus stock-based compensation expense and amortization expense related to intangible assets minus for 2016 the impact of the fair value adjustment for the Toolbox Solutions share-based earn-out liability divided by the weighted average number of shares of common stock outstanding during each period.

Compliance and Disclosure Interpretations published by the SEC in May 2016 (the “May C&DI”) related to the use of non-GAAP financial measures discusses companies including an additional adjustment to non-GAAP income to reflect the income tax effects of the adjustments to GAAP net income, as discussed above. In reporting the non-GAAP income results below, we have elected to calculate non-GAAP income consistent with its historical practice, without the tax adjustment discussed in the May C&DI. We believe that maintaining consistency with our historical practice better allows investors to evaluate our financial performance. Commencing with the first quarter of 2017, we will begin tax effecting non-GAAP net income to conform its disclosure in accordance with the May C&DI.

We believe non-GAAP income per share is useful to an investor because it is widely used to measure a company’s operating performance. The following table provides a reconciliation of net income to non-GAAP income per share (in thousands, except per share amounts):

	Year Ended December 31,
	2016	2015	2014	2013	2012
Net income	$5,710	$4,639	$2,704	$1,051	$1,222
Stock-based compensation expense	8,023	6,379	5,396	4,203	2,755
Amortization of intangible assets	4,738	3,307	2,856	3,158	1,767
Other	(1,106)	—	—	—	—

Non-GAAP income	$17,365	$14,325	$10,956	$8,412	$5,744

Non-GAAP income per share
Basic	$1.02	$0.86	$0.67	$0.55	$0.44
Diluted	$1.01	$0.84	$0.65	$0.53	$0.41
Shares used to compute non-GAAP income per share
Basic	16,947	16,565	16,236	15,201	13,056
Diluted	17,241	17,032	16,814	15,931	13,910

(6)	This reflects the number of recurring revenue customers at the end of the period. Recurring revenue customers are customers with contracts to pay us monthly fees. A small portion of our recurring revenue customers consists of separate units within a larger organization. We treat each of these units, which may include divisions, departments, affiliates and franchises, as distinct customers. Our contracts with our recurring revenue customers typically allow the customer to cancel the contract for any reason with 30 to 90 days’ notice.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading provider of cloud-based supply chain management solutions, providing network-proven fulfillment, sourcing, and item assortment management solutions, along with comprehensive retail performance analytics to thousands of customers worldwide. We provide our solutions through the SPS Commerce platform, a cloud-based product suite that improves the way suppliers, retailers, distributors and logistics firms orchestrate the sourcing, set up of new vendors and items, and fulfillment of the products that customers buy from retailers and suppliers. We derive the majority of our revenues from thousands of monthly recurring subscriptions from businesses that utilize our solutions.

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

For 2016, 2015 and 2014, we generated revenues of $193.3 million, $158.5 million, and $127.9 million, respectively. Our fiscal quarter ended December 31, 2016 represented our 64th consecutive quarter of increased revenues. Recurring revenues from recurring revenue customers accounted for 91.6%, 90.8%, and 90.0% of our total revenues for 2016, 2015, and 2014, respectively. Our revenues are not concentrated with any customer, as our largest customer represented 2% or less of total revenues in 2016, 2015, and 2014.

Key Financial Terms and Metrics

Sources of Revenues

Trading Partner Fulfillment.    Our Fulfillment solution provides fulfillment automation and replaces or augments an organization’s existing trading partner electronic communication infrastructure, enabling suppliers to have visibility into the journey of an order and comply with retailers’ rule books and enabling the electronic exchange of information among numerous trading partners through various protocols.

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

Trading Partner Community Development.    Our Community Development solution provides communication programs based on our best practices. These programs enable organizations, from large and small retailers and suppliers to emerging providers of value-added products and services, to establish trading partner relationships with new trading partners to expand their businesses.

Other Trading Partner Solutions.    We provide a number of peripheral solutions such as barcode labeling, planogram services and our scan and pack application, which helps trading partners process information to streamline the picking and packaging process.

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

Other Metrics

Recurring Revenue Customers.    As of December 31, 2016, we had approximately 25,000 customers with contracts to pay us monthly fees, which we refer to as recurring revenue customers. We report recurring revenue customers at the end of a period. A small portion of our recurring revenue customers consist of separate units within a larger organization. We treat each of these units, which may include divisions, departments, affiliates and franchises, as distinct customers.

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

We believe that of our significant accounting policies, which are described in the notes to our financial statements, the following accounting policies involve a greater degree of judgment and complexity and are material to our financial statement presentation. A critical accounting policy is one that is both material to the presentation of our financial statements and requires us to make difficult, subjective or complex judgments for uncertain matters that could have a material effect on our financial condition and results of operations. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from our customers’ inability to pay us. The provision is based on the overall composition of our accounts receivable aging, our prior history of accounts receivable write-offs, and the type of customers and our experience with specific customers. In order to identify these customers, we perform ongoing reviews of all customers that have breached their payment terms, as well as those that have filed for bankruptcy or for whom information has become available indicating a significant risk of non-recoverability. In addition, we have experienced significant growth in the number of our customers, and we have less payment history to rely upon with these customers. We rely on historical trends of bad debt as a percentage of total accounts receivable and apply these percentages to the accounts receivable associated with new customers and evaluate these customers over time. To the extent that our future collections differ from our assumptions based on historical experience, the amount of our bad debt and allowance recorded may be different.

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

We elected to early adopt Accounting Standards Update (ASU) No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires deferred tax assets and liabilities to be classified as noncurrent on the classified statement of financial position. We adopted this updated accounting standard prospectively to simplify the presentation of our deferred tax assets and liabilities.

Valuation of Goodwill and Purchased Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. Assets acquired may include identifiable intangible assets, such as subscriber relationships, which are recognized separately from goodwill.

We test goodwill for impairment annually, at November 30, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test is conducted by comparing the fair value of the net assets with the carrying value of the reporting unit. Fair value is determined using the direct market observation of market price and outstanding equity of the reporting unit at November 30. If the carrying value were to exceed the fair value of the reporting unit, the goodwill may be impaired. If this were to occur, the fair value would then be allocated to assets and liabilities in a manner similar to a purchase price allocation in order to determine the implied fair value of the goodwill. This implied fair value would then be compared to the carrying amount of the goodwill and, if it were less, an impairment loss would be recognized.

During 2016, we changed our annual impairment testing date from December 31 to November 30. This voluntary change in accounting principle, applied prospectively, is preferable as it allows more timely completion of our annual impairment test and does not delay, accelerate, or avoid an impairment charge.

Results of Operations

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

The following table presents our results of operations for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2016		2015		Change
		% of revenue		% of revenue		%
Revenues	$193,295	100.0%	$158,518	100.0%	$34,777	21.9%
Cost of revenues	64,346	33.3	50,043	31.6	14,303	28.6

Gross profit	128,949	66.7	108,475	68.4	20,474	18.9

Operating expenses
Sales and marketing	65,886	34.1	55,374	34.9	10,512	19.0
Research and development	21,981	11.4	17,954	11.3	4,027	22.4
General and administrative	28,827	14.9	24,817	15.7	4,010	16.2
Amortization of intangible assets	4,738	2.5	3,307	2.1	1,431	43.3

Total operating expenses	121,432	62.8	101,452	64.0	19,980	19.7

Income from operations	7,517	3.9	7,023	4.4	494	7.0
Other income (expense)
Interest income, net	601	0.3	197	0.1	404	205.1
Other income (expense), net	732	0.4	(145)	(0.1)	877	(604.8)

Total other income, net	1,333	0.7	52	—	1,281	2,463.5

Income before income taxes	8,850	4.6	7,075	4.5	1,775	25.1
Income tax expense	(3,140)	(1.6)	(2,436)	(1.5)	(704)	28.9

Net income	$5,710	3.0%	$4,639	2.9%	1,071	23.1%

Due to rounding, totals may not equal the sum of the line items in the table above

Revenues.    Revenues for 2016 increased $34.8 million, or 22%, to $193.3 million from $158.5 million for 2015. The increase in revenues resulted from two primary factors: the increase in recurring revenue customers and the increase in average recurring revenues per recurring revenue customer, which we also refer to as wallet share.

•	The number of recurring revenue customers increased 6% to 24,805 at December 31, 2016 from 23,410 at December 31, 2015.

•

Average recurring revenues per recurring revenue customer, or wallet share, increased 16% to $7,344 for 2016 from $6,343 for 2015. This increase in wallet share was primarily attributable to increased fees resulting from increased usage of our solutions by our recurring revenue customers and growth in larger customers.

Recurring revenues from recurring revenue customers increased 23% in 2016, as compared to 2015, and accounted for 92% of our total revenues for 2016 and 91% for 2015. We anticipate that the number of recurring revenue customers and wallet share will continue to increase as we increase the number of solutions we offer and increase the penetration of those solutions across our customer base.

Cost of Revenues.    Cost of revenues for 2016 increased $14.3 million, or 29%, to $64.3 million from $50.0 million for 2015. This increase was primarily due to increased headcount in 2016 which resulted in higher personnel-related costs of approximately $10.0 million, occupancy costs of approximately $800,000 and stock based compensation expense of $321,000. We also incurred higher expenses for software and cloud-based subscriptions of $2.2 million and depreciation expense of $627,000 for continued investment in the infrastructure supporting our solutions in 2016 as compared to 2015. As a percentage of revenues, cost of revenues was 33% for 2016 compared to 32% for 2015. Going forward, we anticipate that cost of revenues will increase in absolute dollars as we continue to expand our business.

Sales and Marketing Expenses.    Sales and marketing expenses for 2016 increased $10.5 million, or 19%, to $65.9 million from $55.4 million for 2015. This increase was primarily due to increased headcount in 2016, which resulted in higher personnel-related costs of $8.1 million and stock based compensation expense of $434,000, and increased commissions of approximately $2.0 million earned by sales personnel and referral partners from generating new business. As a percentage of revenues, sales and marketing expenses were 34% for 2016 compared to 35% for 2015. As we expand our business, we will continue to add resources to our sales and marketing efforts over time, and we expect that these expenses will continue to increase in absolute dollars.

Research and Development Expenses.    Research and development expenses for 2016 increased $4.0 million, or 22%, to $22.0 million from $18.0 million for 2015. This increase was primarily due to increased headcount in 2016 which resulted in higher personnel-related costs of $3.5 million. We also incurred higher expenses for software and cloud-based subscriptions of $428,000 in 2016 as compared to 2015. As a percentage of revenues, research and development expenses were 11% for both 2016 and 2015, respectively. As we enhance and expand our solutions and applications, we expect that research and development expenses will continue to increase in absolute dollars.

General and Administrative Expenses.    General and administrative expenses for 2016 increased $4.0 million, or 16%, to $28.8 million from $24.8 million for 2015. This increase was primarily due to increased headcount in 2016 which resulted in higher personnel-related costs of $1.4 million and stock based compensation expense of $911,000. We also incurred higher expenses for software subscription and maintenance of $965,000. We also had increases in our provision for doubtful accounts, credit card fees, and legal fees offset by lower charitable contributions in 2016 as compared to 2015. As a percentage of revenues, general and administrative expenses were 15% and 16% for 2016 and 2015, respectively. Going forward, we expect that general and administrative expenses will continue to increase in absolute dollars as we expand our business.

Amortization of Intangible Assets.    Amortization of intangible assets for 2016 increased $1.4 million from 2015. This increase was due to the impact of amortization from the intangible assets acquired in the Toolbox Solutions acquisition in January 2016.

Other Income.    Other income for 2016 included $1.0 million for an adjustment of the Toolbox Solutions share-based earn-out liability due to the fact that the contingency was resolved with no consideration paid.

Income Tax Expense.    Our 2016 and 2015 provision for income taxes was $3.1 million and $2.4 million, respectively, and included current federal, state and foreign income taxes as well as deferred federal and state income taxes. The increase in income tax expense in 2016 was primarily due to the increase in pretax book income of $1.8 million.

See Note J to our consolidated financial statements, included in this Annual Report on Form 10-K, for additional information regarding our income taxes.

Adjusted EBITDA.    Adjusted EBITDA, which is a non-GAAP measure of financial performance, consists of net income plus depreciation and amortization, interest expense, interest income, income tax expense, stock-based compensation expense and other adjustments as necessary for a fair presentation. Other adjustments included the impact of an earn-out adjustment related to the Toolbox acquisition in 2016, as well as the impact of use tax refunds in 2015 related to items previously expensed. The following table provides a reconciliation of net income to Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2016	2015
Net income	$5,710	$4,639
Depreciation and amortization	11,336	9,572
Interest income, net	(601)	(197)
Income tax expense	3,140	2,436
Other	(1,106)	(209)

EBITDA	18,479	16,241
Stock-based compensation expense	8,023	6,379

Adjusted EBITDA	$26,502	$22,620

Non-GAAP Income per Share.    Non-GAAP income per share, which is also a non-GAAP measure of financial performance, consists of net income plus stock-based compensation expense and amortization expense related to intangible assets, less the impact of the 2016 fair value adjustment for the Toolbox Solutions share-based earn-out liability, divided by the weighted average number of shares of common stock outstanding during each period.

Compliance and Disclosure Interpretations published by the SEC in May 2016 (the “May C&DI”) related to the use of non-GAAP financial measures discusses companies including an additional adjustment to non-GAAP income to reflect the income tax effects of the adjustments to GAAP net income, as discussed above. In reporting the non-GAAP income results below, we have elected to calculate non-GAAP income consistent with its historical practice, without the tax adjustment discussed in the May C&DI. We believe that maintaining consistency with our historical practice better allows investors to evaluate our financial performance. Commencing with the first quarter of 2017, we will begin tax effecting non-GAAP net income to conform its disclosure in accordance with the May C&DI.

The following table provides a reconciliation of net income to non-GAAP income per share (in thousands, except per share amounts):

	Year Ended December 31,
	2016	2015
Net income	$5,710	$4,639
Stock-based compensation expense	8,023	6,379
Amortization of intangible assets	4,738	3,307
Other	(1,106)	—

Non-GAAP income	$17,365	$14,325

Non-GAAP income per share
Basic	$1.02	$0.86
Diluted	$1.01	$0.84
Shares used to compute non-GAAP income per share
Basic	16,947	16,565
Diluted	17,241	17,032

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

The following table presents our results of operations for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2015		2014		Change
		% of revenue		% of revenue		%
Revenues	$158,518	100.0%	$127,947	100.0%	$30,571	23.9%
Cost of revenues	50,043	31.6	39,991	31.3	10,052	25.1

Gross profit	108,475	68.4	87,956	68.7	20,519	23.3

Operating expenses
Sales and marketing	55,374	34.9	46,990	36.7	8,384	17.8
Research and development	17,954	11.3	13,494	10.5	4,460	33.1
General and administrative	24,817	15.7	20,233	15.8	4,584	22.7
Amortization of intangible assets	3,307	2.1	2,856	2.2	451	15.8

Total operating expenses	101,452	64.0	83,573	65.3	17,879	21.4

Income from operations	7,023	4.4	4,383	3.4	2,640	60.2
Other income (expense)
Interest income, net	197	0.1	187	0.1	10	5.3
Other expense	(145)	(0.1)	(458)	(0.4)	313	(68.3)

Total other income (expense), net	52	—	(271)	(0.2)	323	(119.2)

Income before income taxes	7,075	4.5	4,112	3.2	2,963	72.1
Income tax expense	(2,436)	(1.5)	(1,408)	(1.1)	(1,028)	73.0

Net income	$4,639	2.9%	$2,704	2.1	1,935	71.6

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

Amortization of Intangible Assets.    Amortization of intangible assets for 2015 increased $451,000 from 2014. This increase was due to the impact of a full year of amortization from the intangible assets acquired in the Leadtec acquisition in October 2014.

Other Expense.    Other expense for 2014 included $338,000 for a one-time Australian stamp duty tax related to the Leadtec acquisition in October 2014.

Income Tax Expense.    Our 2015 and 2014 provision for income taxes was $2.4 million and $1.4 million, respectively, and included current federal, state and foreign income taxes as well as deferred federal and state income taxes. The increase in income tax expense in 2015 was primarily due to the increase in pretax book income of $3.0 million.

See Note J to our consolidated financial statements, included in this Annual Report on Form 10-K, for additional information regarding our income taxes.

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

Liquidity and Capital Resources

At December 31, 2016, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $146.4 million and accounts receivable, net of allowance for doubtful accounts of $20.7 million compared to cash, cash equivalents and marketable securities totaling $144.0 million and accounts receivable, net of allowance for doubtful accounts of $17.6 million at December 31, 2015. Marketable securities are invested in accordance with our investment policy, with a goal of maintaining liquidity and capital preservation. Our cash equivalents and marketable securities are held in highly liquid money market funds, commercial paper, federal agency securities and corporate debt securities.

Net Cash Flows from Operating Activities

Net cash provided by operating activities was $18.8 million for 2016 compared to $14.4 million for 2015. The increase in operating cash flows as compared to 2015 was driven by a $1.1 million increase in net income, a $0.8 million increase in non-cash expenses and a $2.5 million increase primarily due to increases in deferred revenues, accrued expenses and accounts payable, partially offset by increases in deferred costs and deferred rent as compared to 2015.

Net cash provided by operating activities was $14.4 million for 2015 compared to $16.8 million for 2014. The decrease in operating cash flows as compared to 2014 was driven by the decrease in accounts payable and accrued expenses due to the timing of payments and the Leadtec acquisition in the fourth quarter of 2014 along with the decrease in other current and non-current assets also due to the timing of payments, which was somewhat offset by higher net income and the increase in non-cash expenses.

Net Cash Flows from Investing Activities

Net cash used in investing activities was $34.1 million for 2016 compared to $31.3 million for 2015. The increase in cash used in investing activities as compared to 2015 was driven by the $18.0 million acquisition of Toolbox Solutions, net of cash acquired, partially offset by $15.0 million provided by maturities of marketable securities. There was no significant change in the amount of cash used for purchases of marketable securities or capital expenditures in 2016 compared to 2015. In general, our capital expenditures are for supporting our business growth and existing customer base, as well as for our internal use such as equipment for our employees.

Net cash used in investing activities was $31.3 million for 2015 compared to $20.2 million for 2014. The increase in cash used in investing activities as compared to 2014 was driven by $22.5 million in purchases of marketable securities and a $1.1 million increase in capital expenditures, partially offset by the fact that there were no business acquired in 2015, while Leadtec was acquired for $12.5 million in 2014.

Net Cash Flows from Financing Activities

Net cash provided by financing activities was $10.1 million, $8.3 million and $3.5 million for 2016, 2015 and 2014, respectively, all related to the exercise of stock options and proceeds from our employee stock purchase plan.

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

Contractual and Commercial Commitment Summary

Our contractual obligations and commercial commitments as of December 31, 2016 are summarized below:

	Payments Due By Period (in thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations	$13,707	$3,318	$6,343	$2,872	$1,174

Seasonality

The size and breadth of our customer base mitigates the seasonality of any particular retailer. As a result, our results of operations are not materially affected by seasonality.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective. These new requirements are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. We do not believe the new revenue recognition standard will materially impact our recognition of the primary fees received from customers for our cloud-based supply chain solutions. We believe the adoption of the new standard could impact our accounting for certain upfront set-up fees and the periods over which the related revenues are recognized, as well as the timing of cost recognition for sales commissions and other contract acquisition costs. We are currently evaluating implementation methods and the extent of the impact that implementation of this standard will have on our consolidated financial statements upon adoption.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which amends the guidance requiring companies to separate deferred income tax liabilities and assets into current and non-current amounts in a classified statement of financial position. This accounting guidance simplifies the presentation of deferred income taxes, such that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. This accounting guidance is effective for us beginning in the first quarter of 2017, but we elected to early adopt this guidance prospectively as of December 31, 2015. As a result, we have classified all deferred tax liabilities and assets as non-current in the condensed consolidated balance sheet as of December 31, 2016 and December 31, 2015.

In February 2016, the FASB issued ASU 2016-02, Leases, which will supersede the existing lease guidance and will require all leases with a term greater than 12 months to be recognized in the statements of financial position and eliminate current real estate-specific lease guidance, while maintaining substantially similar classification criteria for distinguishing between finance leases and operating leases. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. We believe the adoption of the new lease accounting standard will materially impact our consolidated financial statements by increasing our non-current assets and non-current liabilities on our consolidated balance sheets in order to record the right of use assets and related lease liabilities for our existing operating leases. We are in the process of determining the financial statement impact and are currently unable to estimate the impact on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which permits entities to make an accounting policy election related to how forfeitures will impact the recognition of compensation cost for stock-based compensation, and also eliminates the requirement that excess tax benefits be realized as a reduction in current taxes payable before the associated tax benefit can be recognized as an increase in paid in capital. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. We expect that our previously unrecognized federal and state net operating losses ($46.2 million and $10.7 million, respectively, as of December 31, 2016) will be included in the deferred tax assets recognized in our consolidated balance sheets on a modified retrospective basis as of January 1, 2017. With the adoption of ASU 2016-09 we will also be required to present excess tax benefits as an operating activity in the same manner as other cash flows related to income taxes on the statement of cash flows rather than as a financing activity.

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

We did not have any outstanding debt as of December 31, 2016 and 2015. We therefore do not have any material risk to interest rate fluctuations.

Foreign Currency Exchange Risk.    We have revenue, expenses, assets and liabilities that are denominated in currencies other than the U.S. dollar, primarily the Australian dollar and Canadian dollar. As of December 31, 2016, we maintained approximately 10% of our total cash and cash equivalents outside of the United States in foreign currencies, primarily in Australian and Canadian dollars. We believe that a significant change in foreign currency exchange rates or an inability to access these funds would not affect our ability to meet our operational needs. As we expand internationally, our results of operations and cash flows may be impacted by changes in foreign currency exchange rates, and would be adversely impacted when the U.S. dollar appreciates relative to other foreign currencies. We have not used any forward contracts or currency borrowings to hedge our exposure to foreign currency exchange risk, although we may do so in the future.

Item 8.	Financial Statements and Supplementary Data

SPS Commerce, Inc. Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

SPS Commerce, Inc.:

We have audited the accompanying consolidated balance sheets of SPS Commerce, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. We also have audited SPS Commerce, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. SPS Commerce, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SPS Commerce, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ending December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, SPS Commerce, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission .

SPS Commerce Canada, Ltd., a wholly-owned subsidiary of SPS Commerce, Inc., acquired all outstanding common shares of Toolbox Solutions, Inc. (“Toolbox”) during the first quarter of 2016, and management excluded from its assessment of the effectiveness of internal control over financial reporting as of

December 31, 2016, Toolbox’s internal control over financial reporting associated with total assets of approximately four percent of SPS Commerce, Inc.’s total assets and four percent of revenues in the consolidated financial statements of SPS Commerce, Inc. as of and for the year ended December 31, 2016. Our audit of internal control over financial reporting of SPS Commerce, Inc. also excluded an evaluation of the internal control over financial reporting of Toolbox.

/s/    KPMG LLP

Minneapolis, Minnesota

February 27, 2017

SPS COMMERCE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2016	2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$115,877	$121,538
Short-term marketable securities	23,076	7,517
Accounts receivable, net	20,746	17,615
Deferred costs	19,224	15,086
Other current assets	7,010	5,030

Total current assets	185,933	166,786
PROPERTY AND EQUIPMENT, net	15,314	13,620
GOODWILL	49,777	33,848
INTANGIBLE ASSETS, net	19,788	15,081
MARKETABLE SECURITIES, non-current	7,494	14,950
OTHER ASSETS
Deferred costs, non-current	6,086	5,260
Deferred income taxes, non-current	12,446	11,149
Other non-current assets	1,527	1,037

Total assets	$298,365	$261,731

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,302	$2,163
Accrued compensation	13,740	11,150
Accrued expenses	3,508	1,987
Deferred revenue	11,055	7,740
Deferred rent	1,556	1,194

Total current liabilities	32,161	24,234
OTHER LIABILITIES
Deferred revenue, non-current	10,847	11,005
Deferred rent, non-current	4,179	4,307
Deferred income tax liability	1,911	—

Total liabilities	49,098	39,546

COMMITMENTS and CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 55,000,000 shares authorized; 17,081,145 and 16,723,994 shares issued and outstanding, respectively	17	17
Additional paid-in capital	286,315	265,265
Accumulated deficit	(33,739)	(39,449)
Accumulated other comprehensive loss	(3,326)	(3,648)

Total stockholders’ equity	249,267	222,185

Total liabilities and stockholders’ equity	$298,365	$261,731

See accompanying notes to these consolidated financial statements.

SPS COMMERCE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenues	$193,295	$158,518	$127,947
Cost of revenues	64,346	50,043	39,991

Gross profit	128,949	108,475	87,956

Operating expenses
Sales and marketing	65,886	55,374	46,990
Research and development	21,981	17,954	13,494
General and administrative	28,827	24,817	20,233
Amortization of intangible assets	4,738	3,307	2,856

Total operating expenses	121,432	101,452	83,573

Income from operations	7,517	7,023	4,383
Other income (expense)
Interest income, net	601	197	187
Other income (expense), net	732	(145)	(458)

Total other income (expense), net	1,333	52	(271)

Income before income taxes	8,850	7,075	4,112
Income tax expense	(3,140)	(2,436)	(1,408)

Net income	$5,710	$4,639	$2,704

Net income per share
Basic	$0.34	$0.28	$0.17
Diluted	$0.33	$0.27	$0.16
Weighted average common shares used to compute net income per share
Basic	16,947	16,565	16,236
Diluted	17,241	17,032	16,814

Other comprehensive income (loss)
Foreign currency translation adjustments	336	(2,119)	(1,470)
Unrealized loss on investments (net of tax of $5, $31, and $0)	(9)	(59)	—

Comprehensive income	$6,037	$2,461	$1,234

See accompanying notes to these consolidated financial statements.

SPS COMMERCE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

	Shares	Amount
Balances, January 1, 2014	16,092,121	$16	$239,549	$(46,792)	$—	$192,773
Stock-based compensation	—	—	5,396	—	—	5,396
Exercise of stock options and issuance of restricted stock	186,678	—	1,886	—	—	1,886
Excess tax benefit of stock options exercised	—	—	261	—	—	261
Employee stock purchase plan	26,353	—	1,338	—	—	1,338
Stock issued for acquisition	43,595		2,203			2,203
Net income	—	—	—	2,704	—	2,704
Foreign currency translation adjustments	—	—	—	—	(1,470)	(1,470)

Balances, December 31, 2014	16,348,747	16	250,633	(44,088)	(1,470)	205,091
Stock-based compensation	—	—	6,379	—	—	6,379
Exercise of stock options and issuance of restricted stock	346,885	1	4,439	—	—	4,440
Excess tax benefit of stock options exercised	—	—	2,336	—	—	2,336
Employee stock purchase plan	28,362	—	1,478	—	—	1,478
Net income	—	—	—	4,639	—	4,639
Foreign currency translation adjustments	—	—	—	—	(2,119)	(2,119)
Unrealized loss on investments	—	—	—	—	(59)	(59)

Balances, December 31, 2015	16,723,994	17	265,265	(39,449)	(3,648)	222,185
Stock-based compensation	—	—	8,023	—	—	8,023
Exercise of stock options and issuance of restricted stock	279,841	—	4,303	—	—	4,303
Excess tax benefit of stock options exercised	—	—	4,070	—	—	4,070
Employee stock purchase plan	33,357	—	1,732	—	—	1,732
Stock issued for acquisition	43,953	—	2,922	—	—	2,922
Net income	—	—	—	5,710	—	5,710
Foreign currency translation adjustments	—	—	—	—	336	336
Reclassification of losses on investments into earnings	—	—	—	—	18	18
Unrealized loss on investments	—	—	—	—	(32)	(32)

Balances, December 31, 2016	17,081,145	$17	$286,315	$(33,739)	$(3,326)	$249,267

See accompanying notes to these consolidated financial statements.

SPS COMMERCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net income	$5,710	$4,639	$2,704
Reconciliation of net income to net cash provided by operating activities
Deferred income taxes	(1,698)	(38)	1,031
Share-based earn-out liability	(1,103)	—	—
Depreciation and amortization of property and equipment	6,598	6,265	5,714
Amortization of intangible assets	4,738	3,307	2,856
Provision for doubtful accounts	1,375	1,271	717
Stock-based compensation	8,023	6,379	5,396
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable	(3,735)	(3,517)	(3,890)
Deferred costs	(4,964)	(3,023)	(4,590)
Other current assets and non-current assets	(1,911)	(2,037)	(719)
Accounts payable	(382)	(1,569)	1,271
Accrued compensation	2,180	1,295	1,568
Accrued expenses	990	(461)	1,365
Deferred revenue	2,710	587	2,440
Deferred rent	234	1,331	925

Net cash provided by operating activities	18,765	14,429	16,788

Cash flows from investing activities
Purchases of property and equipment	(8,008)	(8,757)	(7,582)
Purchases of marketable securities	(23,135)	(22,527)	—
Maturities of marketable securities	15,018	—	—
Business acquistions, net of cash acquired	(18,032)	—	(12,595)

Net cash used in investing activities	(34,157)	(31,284)	(20,177)

Cash flows from financing activities
Net proceeds from exercise of options to purchase common stock	4,303	4,440	1,886
Excess tax benefit from exercise of options to purchase common stock	4,070	2,336	261
Net proceeds from employee stock purchase plan	1,732	1,478	1,338

Net cash provided by financing activities	10,105	8,254	3,485

Effect of foreign currency exchange rate changes	(374)	(656)	(595)

Net increase (decrease) in cash and cash equivalents	(5,661)	(9,257)	(499)
Cash and cash equivalents at beginning of period	121,538	130,795	131,294

Cash and cash equivalents at end of period	$115,877	$121,538	$130,795

Supplemental disclosure of cash flow information
Cash paid for income taxes, net	$722	$114	$113
Non-cash financing activities:
Common stock issued for business acquisitions	$2,922	$—	$2,203

See accompanying notes to these consolidated financial statements.

SPS COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – General

Business Description

We are a leading provider of cloud-based supply chain management solutions, providing network-proven fulfillment, sourcing and item assortment management solutions, along with comprehensive retail performance analytics, to thousands of customers worldwide. We provide our solutions through the SPS Commerce platform, a cloud-based product suite that improves the way suppliers, retailers, distributors and logistics firms orchestrate the sourcing, set up of new vendors and items, and fulfillment of the products that customers buy from retailers and suppliers. We derive the majority of our revenues from thousands of monthly recurring subscriptions from businesses that utilize our solutions.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of SPS Commerce, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Foreign Currency Translation

Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the exchange rates in effect at the balance sheet date, with the resulting translation adjustments recorded as a separate component of accumulated other comprehensive loss. Income and expense accounts are translated at the average exchange rates during the year. Foreign currency transaction gains and losses, if any, are included in net income.

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

Marketable Securities

Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities are classified as available for sale and are carried at fair value, with the change in unrealized gains and losses, net of tax, reported as a separate component on the consolidated statements of comprehensive income. Fair value is determined based on quoted market rates when observable or utilizing data points that are observable, such as quoted prices, interest rates and yield curves. When a determination has been made that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is realized and is included in other income (expense), net in the consolidated statements of comprehensive income.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, which include cash, cash equivalents, accounts receivable, accounts payable and other accrued expenses, approximates fair value due to their short maturities. Marketable securities are recorded at fair value as further described in Note C.

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

Computer equipment and software: 2 to 3 years

Office equipment and furniture: 5 to 7 years

Leasehold improvements: the shorter of the useful life of the asset or the remaining term of the lease

Significant additions or improvements extending asset lives beyond one year are capitalized, while repairs and maintenance are charged to expense as incurred. We also capitalize and amortize eligible costs to acquire or develop internal-use software that are incurred during the development stage. The assets and related accumulated depreciation and amortization are adjusted for asset retirements and disposals with the resulting gain or loss included in our consolidated statements of comprehensive income.

Research and Development

Research and development costs primarily include maintenance and data conversion activities related to our cloud-based supply chain management solutions and are expensed as incurred.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. We test goodwill for impairment annually at November 30, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test is conducted by comparing the fair value of the net assets with the carrying value of the reporting unit. Fair value is determined using the direct market observation of market price and outstanding equity of the reporting unit at the testing date. If the carrying value of the goodwill exceeds the fair value of the reporting unit, goodwill may be impaired. If this occurs, the fair value is then allocated to its assets and liabilities in a manner similar to a purchase price allocation in order to determine the implied fair value of goodwill. This implied fair value is then compared to the carrying amount of goodwill and, if it is less, we would recognize an impairment loss.

During 2016, we changed our annual impairment testing date from December 31 to November 30. This voluntary change in accounting principle, applied prospectively, is preferable as it allows more timely completion of our annual impairment test and does not delay, accelerate, or avoid an impairment charge.

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

The purchased intangible assets are being amortized on a straight-line basis over their estimated useful lives, which are three to nine years for subscriber relationships, two to five years for non-competition agreements and one to four years for technology and other.

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

We estimate the fair value of options granted using the Black-Scholes option pricing model. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as an adjustment in the period estimates are revised. In valuing share-based awards, judgment is required in determining the expected volatility of common stock and the expected term individuals will hold their share-based awards prior to exercising. The expected volatility of the options is based on the historical volatility of our common stock. The expected term of the options is based on the simplified method which does not consider historical employee exercise behavior.

Advertising Costs

Advertising costs are charged to expense as incurred. Advertising costs were approximately $61,000, $47,000, and $23,000 for the years ended December 31, 2016, 2015 and 2014, respectively. Advertising costs are included in sales and marketing expenses in our consolidated statements of comprehensive income.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective. These new requirements are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. We do not believe the new revenue recognition standard will materially impact our recognition of the primary fees received from customers for our cloud-based supply chain solutions. We believe the adoption of the new standard could impact our accounting for certain upfront set-up fees and the periods over which the related revenues are recognized, as well as the timing of cost recognition for sales commissions and other contract acquisition costs. We are currently evaluating implementation methods and the extent of the impact that implementation of this standard will have on our consolidated financial statements upon adoption

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which amends the guidance requiring companies to separate deferred income tax liabilities and assets into current and non-current amounts in a classified statement of financial position. This accounting guidance simplifies the presentation of deferred income taxes, such that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. This accounting guidance is effective for us beginning in the first quarter of 2017, but we elected to early adopt this guidance prospectively as of December 31, 2015. As a result, we have classified all deferred tax liabilities and assets as non-current in the condensed consolidated balance sheet as of December 31, 2016 and December 31, 2015.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which permits entities to make an accounting policy election related to how forfeitures will impact the recognition of compensation cost for stock-based compensation, and also eliminates the requirement that excess tax benefits be realized as a reduction in current taxes payable before the associated tax benefit can be recognized as an increase in paid in capital. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. We expect that our previously unrecognized federal and state net operating losses ($46.2 million and $10.7 million, respectively, as of December 31, 2016) will be included in the deferred tax assets recognized in our consolidated balance sheets on a modified retrospective basis as of January 1, 2017. With the adoption of ASU 2016-09 we will also be required to present excess tax benefits as an operating activity in the same manner as other cash flows related to income taxes on the statement of cash flows rather than as a financing activity.

NOTE B – Business Acquisitions

Toolbox Solutions, Inc.

On January 5, 2016, we completed our acquisition of all of the outstanding common shares of Toolbox Solutions, Inc. (“Toolbox Solutions”), a privately held company providing point-of-sale analytics and category management services to retailers and consumer packaged goods suppliers in North America. This acquisition expanded our retail network and strengthened our analytics offerings. Pursuant to the share purchase agreement, we paid $18.0 million in cash and issued $2.9 million in stock, or 43,953 shares of common stock, to the shareholders of Toolbox Solutions. The purchase agreement also allowed the sellers to receive up to 16,222 additional shares of common stock, which would have become payable contingent upon the completion of certain revenue milestones, none of which were met, and therefore, no additional shares were issued. During the year ended December 31, 2016, we recognized other income of $1.1 million in our consolidated statements of comprehensive income due to the remeasurement of this contingent liability.

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

The purchase price consisted of the following (in thousands):

Cash	$18,032
SPS Commerce, Inc. common stock	2,922
Fair value of share-based earn-out liability	1,043

$21,997

The final purchase price was subject to a net working capital adjustment to be determined by us and the sellers, pursuant to the terms of the purchase agreement. The number of shares of our common stock issued for the acquisition was a net of 43,953 shares, which consisted of 48,668 shares issued at closing, as calculated according to the terms of the purchase agreement, less 4,715 shares that were returned to us from escrow in the fourth quarter of 2016.

The following table summarizes the estimated fair values of the assets acquired, net of cash acquired of $359,000, and liabilities assumed at the acquisition date (in thousands):

Current assets	$1,253
Property and equipment	56
Goodwill	15,389
Intangible assets	9,070
Current liabilities	(1,249)
Deferred revenue	(301)
Deferred income tax liability	(2,221)

$21,997

Purchased Intangible Assets

The following table summarizes the estimated fair value of the purchased intangible assets and their estimated useful lives:

Purchased Intangible Assets	Estimated Fair Value (in thousands)	Estimated Life (in years)
Subscriber relationships	$7,400	8
Developed technology	1,200	4
Trade names	70	1
Non-competition agreements	400	5

Total	$9,070

The purchased intangible assets are being amortized on a straight-line basis over their estimated useful lives. Amortization expense for the period from January 5, 2016 through December 31, 2016 was $1.4 million.

Acquisition-Related Costs and Post-Acquisition Operating Results

Acquisition-related costs were $147,000 and are included in our consolidated statement of comprehensive income for the year ended December 31, 2016. The operating results of Toolbox Solutions have been included in our consolidated financial statements from January 5, 2016, the closing date of the acquisition. For the period from January 5, 2016 through December 31, 2016, approximately $7.9 million of our revenues were derived from Toolbox Solutions’ products and services. The amount of operating income or loss from Toolbox Solutions was not separately identifiable due to our integration.

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below presents the combined operating results of SPS Commerce and Toolbox Solutions as if the acquisition had occurred on January 1, 2015. The unaudited pro forma information includes the historical operating results of each company and pro forma adjustments for the approximately $1.4 million of annual amortization expense related to purchased intangible assets and the additional impact on the provision or benefit for income taxes, resulting from the combined income and intangible amortization expense, using our statutory blended income tax rate of 26.5%.

	Year Ended December 31,
(in thousands, except per share data)	2016	2015
Pro forma total revenue	$193,525	$166,873
Pro forma net income	5,976	2,400
Pro forma net income per share
Basic	0.35	0.14
Diluted	0.35	0.14

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

Acquisition-Related Costs and Post-Acquisition Operating Results

Acquisition-related costs were $690,000, including $338,000 for a one-time Australian stamp duty tax, and are included in our consolidated statement of comprehensive income for the year ended December 31, 2014. The operating results of Leadtec have been included in our consolidated financial statements from October 12, 2014, the closing date of the acquisition. For the period from October 12, 2014 through December 31, 2014, revenues of approximately $1.2 million and an operating loss of approximately $280,000 were attributable to Leadtec.

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

Year Ended December 31,
(in thousands, except per share data)	2014
Pro forma total revenue	$132,818
Pro forma net income	2,973
Pro forma net income per share
Basic	0.18
Diluted	0.18

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

Our fixed income investments are carried at fair value and unrealized gains and losses on these investments, net of taxes, are included in accumulated other comprehensive loss in the consolidated balance sheets. Realized gains or losses are included in other income (expense) in the consolidated statements of comprehensive income. When a determination has been made that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is realized and is included in other income (expense), net in the consolidated statements of comprehensive income.

Cash equivalents and marketable securities, consisted of the following (in thousands):

	December 31,
	2016			2015
	Amortized Cost	Unrealized Gains (Losses)	Fair Value	Amortized Cost	Unrealized Gains (Losses)	Fair Value
Cash equivalents:
Money market funds	$75,375	$—	$75,375	$79,717	$—	$79,717
Marketable securities:
Corporate bonds	15,681	(96)	15,585	10,042	(34)	10,008
Commercial paper	4,977	10	4,987	2,499	1	2,500
U.S. treasury securities	7,489	10	7,499	7,489	(27)	7,462
U.S. agency obligations	2,497	3	2,500	2,497	1	2,498

	$106,019	$(73)	$105,946	$102,244	$(59)	$102,185

Due within one year			$98,452			$87,235
Due within two years			7,494			14,950

Total			$105,946			$102,185

We do not believe any of the unrealized losses represent an other-than-temporary impairment based on our assessment of available evidence as of December 31, 2016. We expect to receive the full principal and interest on all of these cash equivalents and marketable securities.

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

The following table presents information about our financial assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

	Level 1	Level 2	Level 3	Total
Assets at December 31, 2016:
Cash and cash equivalents:
Money market funds	$75,375	$—	$—	$75,375
Marketable securities:
Corporate bonds	—	15,585	—	15,585
Commerical paper	—	4,987	—	4,987
U.S. treasury securities	—	7,499	—	7,499
U.S. agency obligations	—	2,500	—	2,500

	$75,375	$30,571	$—	$105,946

Assets at December 31, 2015:
Cash and cash equivalents:
Money market funds	$79,717	$—	$—	$79,717
Marketable securities:
Corporate bonds	—	10,008	—	10,008
Commerical paper	—	2,500	—	2,500
U.S. treasury securities	—	7,462	—	7,462
U.S. agency obligations	—	2,498	—	2,498

	$79,717	$22,468	$—	$102,185

NOTE D – Allowance for Doubtful Accounts

The allowance for doubtful accounts activity, included in accounts receivable, net, was as follows (in thousands):

	2016	2015	2014
Balances, January 1	$446	$279	$237
Provision for doubtful accounts	1,375	1,271	717
Write-offs, net of recoveries	(1,306)	(1,104)	(675)

Balances, December 31	$515	$446	$279

NOTE E – Property and Equipment, net

Property and equipment, net included the following (in thousands):

	December 31,
	2016	2015
Computer equipment and software	$29,270	$27,725
Office equipment and furniture	7,087	5,793
Leasehold improvements	7,844	5,530

	44,201	39,048
Less: accumulated depreciation and amortization	(28,887)	(25,428)

	$15,314	$13,620

At December 31, 2016 and 2015, property and equipment, net included approximately $2.1 million and $709,000, respectively, of assets held at subsidiary and office locations outside of the United States of America.

NOTE F – Goodwill and Intangible Assets, net

The changes in the net carrying amount of goodwill for the years ended December 31, 2016 and 2015 are as follows (in thousands):

	2016	2015
Balances, January 1	$33,848	$34,854
Additions from business acquisitions	15,389	—
Foreign currency translation	540	(1,006)

Balances, December 31	$49,777	$33,848

Intangible assets, net included the following (in thousands):

	December 31, 2016
	Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net
Subscriber relationships	$33,736	$(15,708)	$295	$18,323
Non-competition agreements	2,234	(1,818)	17	433
Technology and other	2,089	(1,120)	63	1,032

	$38,059	$(18,646)	$375	$19,788

	December 31, 2015
	Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net
Subscriber relationships	$26,701	$(11,856)	$(364)	$14,481
Non-competition agreements	1,843	(1,653)	(9)	181
Technology and other	905	(400)	(86)	419

	$29,449	$(13,909)	$(459)	$15,081

Amortization expense was $4.7 million, $3.3 million, and $2.9 million for the years ended December 31, 2016, 2015, and 2014, respectively. At December 31, 2016, future amortization expense for intangible assets was as follows (in thousands):

2017	$4,380
2018	3,793
2019	3,502
2020	3,174
2021	2,381
Thereafter	2,558

$19,788

NOTE G – Commitments and Contingencies

Operating Leases

We are obligated under non-cancellable operating leases primarily for office space. Rent expense for all operating leases which includes minimum lease payments and other charges, such as common area maintenance fees, charged to operations was $5.0 million, $4.6 million and $3.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

On June 30, 2016, we executed a new lease agreement at our Toronto office location which commenced on January 1, 2017 and expires on December 31, 2021. The lease includes a right of first offer to lease certain additional space and one option to extend the term of the lease for five years at a market rate determined in accordance with the lease. There was also a rent holiday of two months which has been incorporated into our deferred rent calculation.

On September 1, 2015, we executed a new lease agreement at our New Jersey office location which commenced on February 1, 2016 and expires on June 30, 2023. The lease includes a right of first offer to lease certain additional space and one option to extend the term of the lease for five years at a market rate determined in accordance with the lease. There was also a rent holiday of five months which has been incorporated into our deferred rent calculation.

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

At December 31, 2016, our future minimum payments under operating leases were as follows (in thousands):

2017	$3,318
2018	3,123
2019	3,220
2020	1,825
2021	1,047
Thereafter	1,174

$13,707

Other Contingencies

We may be involved in various claims and legal actions in the normal course of business. Our management believes that the outcome of any such claims and legal actions will not have a material effect on our financial position, results of operations or cash flows.

NOTE H – Stockholders’ Equity

Common Stock Issued

In connection with the acquisition of Toolbox Solutions (see Note B), we issued a net of 43,953 shares which consisted of 48,668 shares issued at closing, as calculated according to the terms of the purchase agreement, less 4,715 shares that were returned to us from escrow in the fourth quarter of 2016. The fair value of the shares we issued, approximately $2.9 million, was determined using the closing price of our common stock on January 5, 2016.

On October 12, 2014, in connection with the acquisition of Leadtec (see Note B), we issued 43,595 shares of our common stock. The fair value of the shares we issued, approximately $2.2 million, was determined using the closing price of our common stock on October 10, 2014.

NOTE I – Stock-Based Compensation

Our equity compensation plans provide for the grant of incentive and nonqualified stock options, as well as other stock-based awards including restricted stock and restricted stock units, to employees, non-employee directors and other consultants who provide services to us. Restricted stock awards result in the issuance of new shares when granted. For other stock-based awards, new shares are issued when the award is exercised, vested or released according to the terms of the agreement. In February 2016, 1,003,439 additional shares were reserved for future issuance under our 2010 Equity Incentive Plan. At December 31, 2016, there were approximately 3.9 million shares available for grant under approved equity compensation plans.

We recorded stock-based compensation expense of $8.0 million, $6.4 million and $5.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. This expense was allocated as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Cost of revenues	$1,309	$989	$614
Operating expenses
Sales and marketing	2,412	1,978	1,933
Research and development	618	640	444
General and administrative	3,684	2,772	2,405

Total stock-based compensation expense	$8,023	$6,379	$5,396

As of December 31, 2016, there was approximately $13.7 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a straight line basis over a weighted average period of 2.56 years.

Stock Options

Stock options generally vest over four years and have a contractual term of seven to ten years from the date of grant. Our stock option activity was as follows:

	Options (#)	Weighted Average Exercise Price ($/share)
Outstanding at January 1, 2014	1,097,223	$19.62
Granted	153,770	62.86
Exercised	(153,196)	12.27
Forfeited	(12,334)	41.38

Outstanding at December 31, 2014	1,085,463	26.53
Granted	181,487	67.50
Exercised	(305,106)	14.55
Forfeited	(18,741)	45.82

Outstanding at December 31, 2015	943,103	37.91
Granted	340,609	48.58
Exercised	(221,630)	19.42
Forfeited	(46,070)	55.58

Outstanding at December 31, 2016	1,016,012	44.72

Of the total outstanding options at December 31, 2016, 582,650 were exercisable with a weighted average exercise price of $38.43 per share. The total outstanding options had a weighted average remaining contractual life of 4.6 years.

The fair value of options that vested during the years ended December 31, 2016, 2015 and 2014 was $3.4 million, $3.1 million and $2.9 million, respectively.

The intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014 was $8.6 million, $16.8 million and $7.4 million, respectively. The intrinsic value of outstanding options at December 31, 2016, 2015 and 2014 was $25.6 million, $30.5 million and $33.8 million, respectively.

The weighted-average fair values per share of options granted during 2016, 2015 and 2014 were $16.13, $23.09 and $24.36, respectively. The fair values of the options granted were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2016	2015	2014
Volatility	38%	39%	42%
Dividend yield	—	—	—
Life (in years)	4.54	4.52	4.17
Risk-free interest rate	1.19%	1.36%	1.44%

The expected volatility of the options is based on the historical volatility of our common stock. We have not issued dividends on our common stock and do not expect to do so in the foreseeable future. The expected term of the options is based on the simplified method which does not consider historical employee exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date.

Restricted Stock Units and Awards

Restricted stock units vest over four years and, upon vesting, the holder is entitled to receive shares of our common stock. With restricted stock awards, shares of our common stock are issued when the award is granted and the restrictions lapse over one year.

Our restricted stock units activity was as follows:

	Restricted Stock Units (#)	Weighted Average Grant Date Fair Value ($/share)
Outstanding at January 1, 2014	102,644	$33.77
Granted	42,001	64.89
Vested and common stock issued	(28,367)	32.92
Forfeited	(1,145)	35.42

Outstanding at December 31, 2014	115,133	45.25
Granted	68,159	67.50
Vested and common stock issued	(37,669)	40.91
Forfeited	(5,058)	54.28

Outstanding at December 31, 2015	140,565	56.88
Granted	115,896	48.32
Vested and common stock issued	(52,133)	48.19
Forfeited	(15,286)	55.48

Outstanding at December 31, 2016	189,042	54.14

The number of restricted stock units outstanding at December 31, 2016 included 34,190 units that have vested, but the shares of common stock have not yet been issued pursuant to the terms of the agreement.

Our restricted stock awards activity was as follows:

	Restricted Stock Awards (#)	Weighted Average Grant Date Fair Value ($/share)
Outstanding at January 1, 2014	1,422	$48.66
Restricted common stock issued	5,352	51.74
Restrictions lapsed	(5,199)	51.04
Forfeited	(237)	48.66

Outstanding at December 31, 2014	1,338	51.74
Restricted common stock issued	4,110	67.37
Restrictions lapsed	(4,416)	62.63
Forfeited	—	—

Outstanding at December 31, 2015	1,032	67.39
Restricted common stock issued	6,078	52.27
Restrictions lapsed	(5,586)	55.06
Forfeited	—	—

Outstanding at December 31, 2016	1,524	52.28

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

For the offering periods in 2016, we withheld approximately $1.7 million from employees participating in the plan and we purchased 33,357 shares on their behalf. For the offering periods in 2015, we withheld approximately $1.5 million from employees participating in the plan and we purchased 28,362 shares on their behalf. For the offering periods in 2014, we withheld approximately $1.3 million from employees participating in the plan and we purchased 26,353 shares on their behalf.

For the years ended December 31, 2016, 2015 and 2014, we recorded approximately $552,000, $408,000 and $473,000 of stock-based compensation expense associated with the employee stock purchase plan. The fair value was estimated based on the market price of our common stock at the beginning of each offering period and using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2016	2015	2014
Volatility	37%	30%	45%
Dividend yield	—	—	—
Life (in years)	0.50	0.50	0.50
Risk-free interest rate	0.42%	0.12%	0.08%

NOTE J – Income Taxes

The provision for income taxes was as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current
Federal	$3,684	$2,066	$43
State	555	289	254
Foreign	599	119	80
Deferred
Federal	(988)	103	1,183
State	(133)	(141)	(152)
Foreign	(577)	—	—

	$3,140	$2,436	$1,408

A reconciliation of the expected federal income tax at the statutory rate to the provision for income taxes was as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Expected federal income tax at statutory rate	$3,011	$2,404	$1,398
State income taxes, net of federal tax effect	320	246	124
Tax impact of foreign activity	(115)	39	37
Permanent book/tax differences	372	67	173
Change in valuation allowance	(35)	(27)	(88)
Change in state deferred rate	(67)	(118)	(9)
Research and development credit	(261)	(200)	(178)
Other	(85)	25	(49)

Total provision for income taxes	$3,140	$2,436	$1,408

The significant components of our deferred tax assets (liabilities) were as follows (in thousands):

	December 31,
	2016		2015
Deferred tax assets
Net operating loss and credit carryforwards	$4,614		$4,687
Deferred operations	799		1,443
Stock-based compensation expense	4,085		3,284
Depreciation and amortization	—		1,179
Accounts receivable allowances	363		252
Accrued expenses	2,704		1,137
Other	297		234

Gross deferred tax asset		12,862		12,216
Less: valuation allowance	(649)		(928)

Total net deferred tax asset		12,213		11,288
Deferred tax liability
Foreign operations	(350)		(139)
Depreciation and amortization	(1,328)		—

Total deferred tax liability		(1,678)		(139)

Net deferred tax assets		$10,535		$11,149

As of December 31, 2016, we had net operating loss carryforwards of $70.7 million for U.S. federal tax purposes. We also had $19.2 million of various state net operating loss carryforwards. The loss carryforwards for federal tax purposes will expire between 2019 and 2036 if not utilized. The loss carryforwards for state tax purposes will expire between 2017 and 2036 if not utilized.

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

Our federal and state net operating losses at December 31, 2016 included $46.2 million and $10.7 million, respectively, of income tax deductions in excess of previously recorded tax benefits. Although these additional tax deductions are included in the net operating losses referenced above, the related tax benefit will not be recognized until the deductions reduce our income taxes payable. The tax benefit of these excess deductions will be reflected as a credit to additional paid in capital when recognized. Accordingly, our deferred tax assets are reported net of the excess tax deductions for stock compensation and Section 382 limitations.

As of December 31, 2016 we had federal research and development credit carryforwards, net of Section 383 limitations, of $980,000, which, if not utilized, will begin to expire in 2030. We had state research and development credit carryforwards of $461,000, which, if not utilized, will begin to expire in 2025.

As of December 31, 2016, we had a valuation allowance against our deferred tax assets of $649,000. The valuation allowance is established for state net operating loss and credit carryforwards that we do not expect to utilize based on our current expectations of future state taxable income.

We are subject to income taxes in the U.S. federal and various state and international jurisdictions. We are generally subject to U.S. federal and state tax examinations for all prior tax years due to our net operating loss carryforwards and the utilization of the carryforwards in years still open under statute.

As of December 31, 2016, we do not have any unrecognized tax benefits. It is our practice to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We do not expect any material changes in our unrecognized tax positions over the next 12 months.

NOTE K – Net Income Per Share

The following table presents the components of the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Year Ended December 31,
	2016	2015	2014
Numerator
Net income	$5,710	$4,639	$2,704
Denominator
Weighted average common shares outstanding, basic	16,947	16,565	16,236
Options to purchase common stock	267	437	535
Restricted stock units	27	27	42
Employee stock purchase plan	—	3	1

Weighted average common shares outstanding, diluted	17,241	17,032	16,814

Net income per share
Basic	$0.34	$0.28	$0.17
Diluted	$0.33	$0.27	$0.16

For the years ended December 31, 2016, 2015, and 2014, the effect of approximately 5,000, 4,000 and 126,000 outstanding potential common shares, respectively, were excluded from the calculation of diluted net income per share because they were anti-dilutive.

NOTE L – Retirement Savings Plan

We sponsor a 401(k) retirement savings plan for our U.S. employees. Employees can contribute up to 100% of their compensation, subject to the limits established by law. We match 25% of the employee’s contribution up to the first 6% of pre-tax annual compensation. Additionally, we make statutory contributions to retirement plans as required by local foreign government regulations. Our contributions to the plans, which vest immediately, were $1.4 million, $1.1 million and $733,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

NOTE M – Related Party Transactions

SPS Commerce Foundation (the “Foundation”) is a Minnesota non-profit organization exempt from federal taxation under Section 501(c)(3) of the Internal Revenue Code. The Foundation was formed in 2015 to engage in, advance, support, promote and administer charitable activities. The directors of the Foundation are also our officers. These officers receive no compensation from the Foundation for the management services performed for the Foundation. The Foundation is not a subsidiary of ours and the financial results of the Foundation are not consolidated with our financial statements. We made contributions of $250,000 and $500,000 to the Foundation for the years ended 2016 and 2015, respectively. We have no current legal obligations for future commitments to the Foundation.

NOTE N – Selected Quarterly Financial Data (Unaudited)

The following table presents our selected unaudited quarterly statements of comprehensive income data (in thousands, except per share amounts):

	For the Three Months Ended
2016	Mar 31	Jun 30	Sep 30	Dec 31
Revenues	$45,599	$47,351	$49,284	$51,061
Gross profit	30,718	31,379	33,113	33,739
Income from operations	1,314	880	2,670	2,653
Net income	1,044	352	2,509	$1,805
Diluted earnings per share	$0.06	$0.02	$0.14	$0.10

	For the Three Months Ended
2015	Mar 31	Jun 30	Sep 30	Dec 31
Revenues	$36,970	$38,846	$40,354	$42,348
Gross profit	25,398	26,511	27,654	28,912
Income from operations	922	1,027	2,260	2,814
Net income	586	651	1,270	2,132
Diluted earnings per share	$0.03	$0.04	$0.07	$0.12

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016, the end of the period covered by this Annual Report on Form 10-K. This evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Disclosure controls and procedures means controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed such that information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO and CFO have concluded that as of December 31, 2016, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed our internal control over financial reporting as of December 31, 2016, based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2016 based on the specified criteria.

In the first quarter of 2016, we acquired all outstanding common stock of Toolbox Solutions, Inc. (“Toolbox Solutions”). Toolbox Solutions represented approximately four percent of our total consolidated assets and four percent of our consolidated revenues as of and for the year ended December 31, 2016. As the acquisition occurred in 2016, the scope of our assessment of the effectiveness of internal control over financial reporting does not include Toolbox Solutions. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from the assessment of the effectiveness of internal control over financial reporting in the year of acquisition.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report, which is included under Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We acquired Toolbox Solutions on January 5, 2016, and as part of the ongoing integration activities, we will complete an assessment of existing controls and incorporate our controls and procedures into the acquired operations, as appropriate.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to executive officers is contained in Item 1 of this Annual Report on Form 10-K under the heading “Executive Officers” and with respect to other information relating to our directors and executive officers will be set forth in our 2017 Proxy Statement under the caption “Item 1 — Election of Directors,” which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference.

The information required by this item under Item 405 of Regulation S-K is incorporated herein by reference to the section titled “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2017 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

The information required by this item under Item 407(d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference to the section titled “Information Regarding the Board of Directors and Corporate Governance — Board Committees — Audit Committee” of our 2017 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

We have adopted a code of business conduct applicable to our directors, officers (including our principal executive officer and principal financial officer) and employees. The Code of Conduct is available on our website at www.spscommerce.com under the Investor Relations section. We plan to post on our website at the address described above any future amendments or waivers of our Code of Conduct.

Item 11.	Executive Compensation

The information required by this item is incorporated herein by reference to the sections titled “Executive Compensation,” and “Certain Relationships and Related Transactions — Compensation Committee Interlocks and Insider Participation” of our 2017 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information related to security ownership required by this item is incorporated herein by reference to the section titled “Security Ownership” of our 2017 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

The information related to our equity compensation plans required by this item is incorporated herein by reference to the section titled “Executive Compensation — Outstanding Equity Awards” of our 2017 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the sections titled “Certain Relationships and Related Transactions,” and “Information Regarding the Board of Directors and Corporate Governance — Director Independence” of our 2017 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the section titled “Audit Committee Report and Payment of Fees to Our Independent Auditor” of our 2017 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 27, 2017	SPS COMMERCE, INC.

	By:	/s/ ARCHIE C. BLACK
Archie C. Black
President and Chief Executive Officer

Each of the undersigned hereby appoints Archie C. Black and Kimberly K. Nelson, and each of them (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Exchange Act of 1934, any and all amendments and exhibits to this annual report on Form 10-K and any and all applications, instruments, and other documents to be filed with the Securities and Exchange Commission pertaining to this annual report on Form 10-K or any amendments thereto, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2017.

Name and Signature	Title

/s/ ARCHIE C. BLACK Archie C. Black	Chief Executive Officer, President and Director (principal executive officer)

/s/ KIMBERLY K. NELSON Kimberly K. Nelson	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

/s/ MARTIN J. LEESTMA Martin J. Leestma	Director

/s/ JAMES B. RAMSEY James B. Ramsey	Director

/s/ TAMI L. RELLER Tami L. Reller	Director

/s/ MICHAEL A. SMERKLO Michael A. Smerklo	Director

/s/ PHILIP E. SORAN Philip E. Soran	Director

/s/ SVEN A. WEHRWEIN Sven A. Wehrwein	Director

EXHIBIT INDEX

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	S-3	333-182097	06/13/2012	4.1

3.2	Amended and Restated Bylaws	S-1/A	333-163476	03/05/2010	3.2

10.1	2001 Stock Option Plan**	S-1/A	333-163476	01/11/2010	10.3

10.2	Form of Incentive Stock Option Agreement under 2001 Stock Option Plan**	S-1/A	333-163476	01/11/2010	10.4

10.3	Form of Non-Statutory Stock Option Agreement (Director) under 2001 Stock Option Plan**	S-1/A	333-163476	01/11/2010	10.5

10.4	2010 Equity Incentive Plan, as amended effective October 29, 2014**	10-K	001-34702	02/20/2015	10.6

10.5	Form of Incentive Stock Option Agreement under 2010 Equity Incentive Plan**	8-K	001-34702	02/17/2012	10.2

10.6	Form of Non-Statutory Stock Option Agreement (Employee) under 2010 Equity Incentive Plan**	8-K	001-34702	02/17/2012	10.3

10.7	Form of Non-Statutory Stock Option Agreement (Director) under 2010 Equity Incentive Plan**	8-K	001-34702	02/17/2012	10.4

10.8	Form of Restricted Stock Unit Award Agreement under 2010 Equity Incentive Plan**	8-K	001-34702	02/17/2012	99.2

10.9	Form of Restricted Stock Award Agreement under 2010 Equity Incentive Plan**	10-Q	001-34702	05/08/2012	10.6

10.10	Form of Performance Stock Unit Agreement under 2010 Equity Incentive Plan**	8-K	001-34702	02/15/2017	99.1

10.11	Non-Employee Director Compensation Policy**					X

10.12	Form of Indemnification Agreement for Independent Directors	S-1/A	333-163476	01/11/2010	10.18

10.13	Form of Indemnification Agreement for Archie C. Black**	S-1/A	333-163476	01/11/2010	10.19

10.14	Employment Agreement between the Company and Archie C. Black**	S-1/A	333-163476	03/05/2010	10.20

10.15	Form of Executive Severance and Change in Control Agreement**	S-K	001-34702	02/03/2016	10.1

10.16	Standard Form Office Lease, dated as of February 14, 2012, by and between the registrant and CSDV-MN Limited Partnership	8-K	001-34702	02/17/2012	10.1

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

10.17	Management Incentive Plan**	8-K	001-34702	02/03/2016	10.2

21.1	Subsidiaries of the registrant					X

23.1	Consent of KPMG LLP					X

24.1	Power of Attorney (included on signature page)					X

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T					X

**	Indicates management contract or compensatory plan or arrangement.