Form 10-Q
period 2017-03-31
SPS COMMERCE INC
filed 2017-04-28
CIK 1092699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2017

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

Indicate by check mark whether the registrant is an “emerging growth company” (as defined in Section 2(a)(19) of the Securities Act). Yes  ☐    No  ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. Yes  ☐    No  ☐

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding at April 24, 2017 was 17,192,634 shares.

SPS COMMERCE, INC.

QUARTERLY REPORT ON FORM 10-Q

Unless the context otherwise requires, for purposes of the Quarterly Report on Form 10-Q, the words “we,” “us,” “our,” the “Company” and “SPS” refer to SPS Commerce, Inc.

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains forward-looking statements regarding us, our business prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described under the heading “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We expressly disclaim any intent or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Commission that advise interested parties of the risks and factors that may affect our business.

PART I. – FINANCIAL INFORMATION

Item 1.	Financial Statements

SPS COMMERCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except share amounts)

	March 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$128,707	$115,877
Short-term marketable securities	25,550	23,076
Accounts receivable, less allowance for doubtful accounts of $597 and $515, respectively	22,683	20,746
Deferred costs	20,908	19,224
Other current assets	6,992	7,010

Total current assets	204,840	185,933

PROPERTY AND EQUIPMENT, net	15,066	15,314
GOODWILL	50,289	49,777
INTANGIBLE ASSETS, net	19,389	19,788
MARKETABLE SECURITIES, non-current	2,503	7,494
OTHER ASSETS
Deferred costs, non-current	6,051	6,086
Deferred income tax asset, non-current	28,408	12,446
Other non-current assets	1,372	1,527

Total assets	$327,918	$298,365

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,580	$2,302
Accrued compensation	12,272	13,740
Accrued expenses	4,459	3,508
Deferred revenue	15,803	11,055
Deferred rent	1,504	1,556

Total current liabilities	37,618	32,161
OTHER LIABILITIES
Deferred revenue, non-current	11,087	10,847
Deferred rent, non-current	3,912	4,179
Deferred income tax liability, non-current	1,895	1,911

Total liabilities	54,512	49,098

COMMITMENTS and CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 55,000,000 shares authorized; 17,200,526 and 17,081,145 shares issued and outstanding, respectively	17	17
Additional paid-in capital	289,652	286,315
Accumulated deficit	(14,490)	(33,739)
Accumulated other comprehensive loss	(1,773)	(3,326)

Total stockholders’ equity	273,406	249,267

Total liabilities and stockholders’ equity	$327,918	$298,365

See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; in thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016

Revenues	$51,932	$45,599
Cost of revenues	17,330	14,881

Gross profit	34,602	30,718

Operating expenses
Sales and marketing	17,079	15,889
Research and development	5,105	5,069
General and administrative	7,827	7,285
Amortization of intangible assets	1,215	1,161

Total operating expenses	31,226	29,404

Income from operations	3,376	1,314
Other income (expense)
Interest income, net	191	145
Other income (expense), net	(60)	293

Total other income (expense), net	131	438

Income before income taxes	3,507	1,752
Income tax expense	(536)	(708)

Net income	$2,971	$1,044

Net income per share
Basic	$0.17	$0.06
Diluted	$0.17	$0.06

Weighted average common shares used to compute net income per share
Basic	17,154	16,783
Diluted	17,393	17,029

Other comprehensive income (loss)
Foreign currency translation adjustments	1,577	2,821
Unrealized gain on investments (net of tax of ($5) and $47)	(8)	76
Reclassification of gain on investments into earnings (net of tax of ($9) and $0)	(16)	(1)

Comprehensive income (loss)	$4,524	$3,940

See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net income	$2,971	$1,044
Reconciliation of net income to net cash provided by operating activities
Deferred income taxes	310	(302)
Share-based earn-out liability	—	(365)
Depreciation and amortization of property and equipment	1,691	1,626
Amortization of intangible assets	1,215	1,161
Provision for doubtful accounts	332	304
Stock-based compensation	2,300	1,927
Other, net	(25)	—
Changes in assets and liabilities
Accounts receivable	(2,201)	(2,189)
Deferred costs	(1,649)	(765)
Other current and non-current assets	180	99
Accounts payable	1,169	1,694
Accrued compensation	(1,508)	(319)
Accrued expenses	945	(90)
Deferred revenue	4,988	3,019
Deferred rent	(319)	67

Net cash provided by operating activities	10,399	6,911

Cash flows from investing activities
Purchases of property and equipment	(1,299)	(2,116)
Purchases of marketable securities	(4,995)	(2,495)
Maturities of marketable securities	7,500	2,500
Acquisitions of businesses and intangible assets, net of cash acquired	(500)	(17,942)

Net cash provided by (used in) investing activities	706	(20,053)

Cash flows from financing activities
Net proceeds from exercise of options to purchase common stock	1,037	1,069
Excess tax benefits from exercise of options to purchase common stock	—	1,021

Net cash provided by financing activities	1,037	2,090

Effect of foreign currency exchange rate changes	688	403

Net increase (decrease) in cash and cash equivalents	12,830	(10,649)
Cash and cash equivalents at beginning of period	115,877	121,538

Cash and cash equivalents at end of period	$128,707	$110,889

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of SPS Commerce, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and notes required by GAAP. We have included all normal recurring adjustments considered necessary to give a fair statement of our financial position, results of operations and cash flows for the interim periods shown. Operating results for these interim periods are not necessarily indicative of the results to be expected for the full year. The December 31, 2016 condensed consolidated balance sheet data was derived from our audited financial statements at that date. For further information, refer to the consolidated financial statements and accompanying notes for the year ended December 31, 2016 included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 27, 2017.

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

Significant Accounting Policies

During the three months ended March 31, 2017, there were no material changes in our significant accounting policies. See Note A to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission on February 27, 2017, for additional information regarding our significant accounting policies.

Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled and provides an accounting policy election to account for forfeitures as they occur. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows within operating activities. The standard also allows entities to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting and clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on the statements of cash flows. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted.

We adopted ASU 2016-09 during the three months ended March 31, 2017. The impact to our consolidated balance sheet as of January 1, 2017 was a $16.3 million increase in deferred income tax assets, non-current and a corresponding $16.3 million decrease in accumulated deficit. This impact results from the cumulative-effect adjustment for previously unrecognized excess tax benefits using the modified retrospective method required by the new standard. We elected to adopt the changes in cash flow statement presentation prospectively to be consistent with the prospective transition for the treatment of excess tax benefits in the income statement. Accordingly, we no longer classify excess tax benefits as a financing activity subsequent to January 1, 2017.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective. These new requirements are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. We do not believe the new revenue recognition standard will materially impact our recognition of the primary fees received from customers for our cloud-based supply chain solutions. We believe the adoption of the new standard could impact our accounting for certain upfront set-up fees and the periods over which the related revenues are recognized, as well as the timing of cost recognition for sales commissions and other contract acquisition costs. We are currently evaluating implementation methods and the extent of the impact that implementation of this standard will have on our consolidated financial statements upon adoption

In February 2016, the FASB issued ASU 2016-02, Leases which will supersede the existing lease guidance and will require all leases with a term greater than 12 months to be recognized in the statements of financial position and eliminate current real estate-specific lease guidance, while maintaining substantially similar classification criteria for distinguishing between finance leases and operating leases. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. We believe the adoption of the new lease accounting standard will materially impact our consolidated financial statements by increasing our non-current assets and non-current liabilities on our consolidated balance sheets in order to record the right of use assets and related lease liabilities for our existing operating leases. We are in the process of determining the financial statement impact and are currently unable to estimate the impact on our consolidated financial statements.

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

Cash equivalents and marketable securities, consisted of the following:

	March 31, 2017
	Amortized Cost	Unrealized Gains (Losses)	Fair Value
	(Dollars in thousands)
Cash equivalents:
Money market funds	$80,310	$—	$80,310
Marketable securities:
Corporate bonds	15,681	(120)	15,561
Commercial paper	4,995	—	4,995
U.S. treasury securities	7,489	8	7,497

	$108,475	$(112)	$108,363

Due within one year			$105,860
Due within two years			2,503

Total			$108,363

	December 31, 2016
	Amortized Cost	Unrealized Gains (Losses)	Fair Value
	(Dollars in thousands)
Cash equivalents:
Money market funds	$75,375	$—	$75,375
Marketable securities:
Corporate bonds	15,681	(96)	15,585
Commercial paper	4,977	10	4,987
U.S. treasury securities	7,489	10	7,499
U.S. agency obligations	2,497	3	2,500

	$106,019	$(73)	$105,946

Due within one year			$98,452
Due within two years			7,494

Total			$105,946

We do not believe any of the unrealized losses represent an other-than-temporary impairment based on our valuation of available evidence as of March 31, 2017. We expect to receive the full principal and interest on all of these cash equivalents and marketable securities.

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

The following tables present information about our financial assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	March 31, 2017
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents:
Money market funds	$80,310	$—	$—	$80,310
Marketable securities:
Corporate bonds	—	15,561	—	15,561
Commerical paper	—	4,995	—	4,995
U.S. treasury securities	—	7,497	—	7,497

Total	$80,310	$28,053	$—	$108,363

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents:
Money market funds	$75,375	$—	$—	$75,375
Marketable securities:
Corporate bonds	—	15,585	—	15,585
Commerical paper	—	4,987	—	4,987
U.S. treasury securities	—	7,499	—	7,499
U.S. agency obligations	—	2,500	—	2,500

Total	$75,375	$30,571	$—	$105,946

We classify our cash and cash equivalents and marketable securities within Level 1 or Level 2 because we use quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value.

NOTE C – Goodwill and Intangible Assets, net

Changes in the carrying amount of goodwill for the three months ended March 31, 2017 and 2016 are as follows:

2017
(Dollars in thousands)
Balances, January 1	$49,777
Goodwill acquired during the period	—
Foreign currency translation adjustments	512

Balances, March 31	$50,289

Intangible assets subject to amortization primarily include subscriber relationships, non-competition agreements and acquired technology and are amortized over their respective useful lives (ranging from 1 to 9 years).

	March 31, 2017
	Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net
	(Dollars in thousands)
Subscriber relationships	$34,350	$(16,633)	$187	$17,904
Non-competition agreements	2,499	(1,910)	17	606
Technology and other	2,131	(1,264)	12	879

	$38,980	$(19,807)	$216	$19,389

	December 31, 2016
	Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net
	(Dollars in thousands)
Subscriber relationships	$33,736	$(15,708)	$295	$18,323
Non-competition agreements	2,234	(1,818)	17	433
Technology and other	2,089	(1,120)	63	1,032

	$38,059	$(18,646)	$375	$19,788

Information regarding intangible assets included on our consolidated balance sheets is as follows:

Total amortization expense for intangible assets during the three months ended March 31, 2017 and 2016 was $1.2 million and $1.2 million, respectively. The estimated annual amortization expense related to intangible assets subject to amortization for the next five years is as follows:

(Dollars in thousands)
Remainder of 2017	$3,322
2018	3,927
2019	3,636
2020	3,290
2021	2,453
Thereafter	2,761

$19,389

NOTE D – Commitments and Contingencies

Operating Leases

At March 31, 2017, our future minimum payments under operating leases were as follows:

(Dollars in thousands)
Remainder of 2017	$2,438
2018	3,128
2019	3,217
2020	1,814
2021	1,035
Thereafter	1,174

$12,806

NOTE E – Stock-Based Compensation

Our equity compensation plans provide for the grant of incentive and nonqualified stock options, as well as other stock-based awards including restricted stock, restricted stock units and performance share units, to employees, non-employee directors and other consultants who provide services to us. Restricted stock awards result in the issuance of new shares when granted. For other stock-based awards, new shares are issued when the award is exercised, vested or released according to the terms of the agreement. In February 2017, 1,024,868 additional shares were reserved for future issuance under our 2010 Equity Incentive Plan. As of March 31, 2017, there were approximately 4.5 million shares available for grant under approved equity compensation plans.

We recorded stock-based compensation expense of $2.3 million and $1.9 million for the three months ended March 31, 2017 and 2016, respectively. This expense was allocated as follows:

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Cost of revenues	$451	$280
Operating expenses
Sales and marketing	517	654
Research and development	229	138
General and administrative	1,103	855

Total stock-based compensation expense	$2,300	$1,927

As of March 31, 2017, there was approximately $23.4 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a straight-line basis over a weighted average period of 3.0 years.

Stock Options

Stock options generally vest over four years and have a contractual term of seven to ten years from the date of grant. Our stock option activity was as follows:

	Options	Weighted Average Exercise Price
	(#)	($/share)
Outstanding at December 31, 2016	1,016,012	$44.72
Granted	147,848	55.70
Exercised	(54,564)	18.99
Forfeited	(5,267)	54.03

Outstanding at March 31, 2017	1,104,029	47.42

Of the total outstanding options at March 31, 2017, 630,995 were exercisable with a weighted average exercise price of $42.11 per share. The total outstanding options had a weighted average remaining contractual life of 4.73 years.

The weighted average grant date fair value of options granted during the first three months of 2017 was $55.70 and this was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Volatility	37.5%
Dividend yield	0%
Life (in years)	4.6
Risk-free interest rate	1.88%

Performance Share Units

In February 2017, our executive officers were granted performance share unit (“PSU”) awards with vesting contingent on successful attainment of pre-determined revenue targets over the course of a three-year performance period (fiscal years 2017 – 2019). During the three months ended March 31, 2017, expense of $169,000 was recognized for PSU awards.

Restricted Stock Units and Awards

Restricted stock units vest over four years and, upon vesting, the holder is entitled to receive shares of our common stock. With restricted stock awards, shares of our common stock are issued when the award is granted and the restrictions lapse over one year.

Activity for our restricted stock units and PSUs was as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(#)	($/share)
Outstanding at December 31, 2016	189,042	$54.14
Granted	203,680	55.70
Vested and common stock issued	(64,818)	53.63
Forfeited	(2,052)	54.00

Outstanding at March 31, 2017	325,852	55.22

The number of restricted stock units outstanding at March 31, 2017 included 4,316 units that have vested, but for which shares of common stock have not yet been issued pursuant to the terms of the agreement.

Our restricted stock awards activity was as follows:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
	(#)	($/share)
Outstanding at December 31, 2016	1,524	$52.28
Restricted common stock issued	—	—
Restrictions lapsed	(1,524)	52.28
Forfeited	—	—

Outstanding at March 31, 2017	—	—

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

For the offering period that began on January 1, 2017, we withheld approximately $616,000 from employees participating in the plan as of March 31, 2017.

For the three months ended March 31, 2017, we recorded approximately $138,000 of stock-based compensation expense associated with the employee stock purchase plan. The fair value was estimated based on the market price of our common stock at the beginning of the offering period using the Black-Scholes option pricing model with the following assumptions:

Volatility	26.0%
Dividend yield	0%
Life (in years)	0.5
Risk-free interest rate	0.62%

NOTE F – Income Taxes

We record our interim provision for income taxes by applying our estimated annual effective tax rate to our year-to-date pretax income and adjust the provision for discrete tax items recorded in the period. Differences between our effective tax rate and statutory tax rates are primarily due to the impact of permanently non-deductible expenses partially offset by the federal research and development credit. Additionally, under ASU 2016-09, excess tax benefits generated upon settlement or exercise of stock awards are now recognized as a reduction to income tax expense as a discrete tax item in the quarter that the event occurs creating potentially significant fluctuation in tax expense by quarter and by year. Our provisions for income taxes included current federal, foreign and state income tax expense, as well as deferred tax expense.

As of March 31, 2017 we do not have any unrecognized tax benefits nor any accrued interest or tax penalties.

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

The following table presents the components of the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Numerator
Net income	$2,971	$1,044

Denominator
Weighted average common shares outstanding, basic	17,154	16,783
Options to purchase common stock	199	244
Restricted stock units	40	—
Employee stock purchase plan	—	2

Weighted average common shares outstanding, diluted	17,393	17,029

Net income per share
Basic	$0.17	$0.06
Diluted	$0.17	$0.06

The effect of approximately 269,000 and 325,000 outstanding potential common shares was excluded from the calculation of diluted net income per share for the three months ended March 31, 2017 and 2016, respectively, as they were anti-dilutive.

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

For the three months ended March 31, 2017, our revenues were $51.9 million, an increase of 14% from the comparable period in 2016, and represented our 65th consecutive quarter of increased revenues. Total operating expenses increased 6% for the same period in 2017 from 2016.

Key Financial Terms and Metrics

We have several key financial terms and metrics, including annualized average recurring revenues per recurring revenue customer, which we also refer to as wallet share. During the three months ended March 31, 2017, there were no changes in the definitions of our key financial terms and metrics, which are discussed in more detail under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission on February 27, 2017.

To supplement our financial statements, we also provide investors with Adjusted EBITDA and non-GAAP income per share, both of which are non-GAAP financial measures. We believe that these non-GAAP measures provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations. Our management uses these non-GAAP measures to compare the company’s performance to that of prior periods for trend analyses and planning purposes. Adjusted EBITDA is also used for purposes of determining executive and senior management incentive compensation. These measures are presented to our board of directors.

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

During the three months ended March 31, 2017, there were no changes in our significant accounting policies or estimates. See Note A to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission on February 27, 2017, for additional information regarding our accounting policies.

Results of Operations

The following table presents our results of operations for the periods indicated (dollars in thousands):

	Three Months Ended March 31,				Change
	2017		2016
		% of revenue		% of revenue	$	%

Revenues	$51,932	100.0%	$45,599	100.0%	$6,333	13.9%
Cost of revenues	17,330	33.4	14,881	32.6	2,449	16.5

Gross profit	34,602	66.6	30,718	67.4	3,884	12.6

Operating expenses
Sales and marketing	17,079	32.9	15,889	34.8	1,190	7.5
Research and development	5,105	9.8	5,069	11.1	36	0.7
General and administrative	7,827	15.1	7,285	16.0	542	7.4
Amortization of intangible assets	1,215	2.3	1,161	2.5	54	4.7

Total operating expenses	31,226	60.1	29,404	64.5	1,822	6.2

Income from operations	3,376	6.5	1,314	2.9	2,062	156.9

Other income (expense)
Interest income, net	191	0.4	145	0.3	46	31.7
Other income (expense), net	(60)	(0.1)	293	0.6	(353)	(120.5)

Total other income (expense), net	131	0.3	438	1.0	(307)	(70.1)

Income before income taxes	3,507	6.8	1,752	3.8	1,755	100.2

Income tax expense	(536)	(1.0)	(708)	(1.6)	172	(24.3)

Net income	$2,971	5.7	$1,044	2.3	1,927	184.6

Due to rounding, totals may not equal the sum of the line items in the table above.

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Revenues. Revenues for the three months ended March 31, 2017 increased $6.3 million, or 14%, to $51.9 million from $45.6 million for the same period in 2016. The increase in revenues resulted from two primary factors: an increase in recurring revenue customers and the increase in annualized average recurring revenues per recurring revenue customer, which we also refer to as wallet share.

•	The number of recurring revenue customers increased 5% to 25,001 at March 31, 2017 from 23,817 at March 31, 2016.

•	Annualized average recurring revenues per recurring revenue customer, or wallet share, increased 9% to $7.7 million for the three months ended March 31, 2017 from $7.1 million for the same period in 2016. This increase in wallet share was primarily attributable to increased fees resulting from increased usage of our solutions by our recurring revenue customers and growth in larger customers.

Recurring revenues from recurring revenue customers accounted for 92% of our total revenues, respectively, for the three months ended March 31, 2017, compared to 91% for the same period in 2016. We anticipate that the number of recurring revenue customers and wallet share will continue to increase as we increase the number of solutions we offer and increase the penetration of those solutions across our customer base.

Cost of Revenues. Cost of revenues for the three months ended March 31, 2017 increased $2.4 million, or 16%, to $17.3 million from $14.9 million for the same period in 2016. The increase in cost of revenues for the three-month period in 2017 was primarily due to an increase in personnel-related costs of $1.8 million, driven by increased headcount and an increase of $640,000 in consulting costs. Compared to the same period in 2016, stock-based compensation expense increased by $172,000 and occupancy costs increased by $79,000. Additionally, as we continued to invest in the infrastructure supporting our platform, costs for software and cloud-based subscriptions increased by $393,000 and depreciation expense increased by $122,000 compared to the same period in 2016. As a percentage of revenues, costs of revenues were 33% for the three months ended March 31, 2017, compared to 33% for the same period in 2016. Going forward, we anticipate that costs of revenues will increase in absolute dollars as we continue to expand our business.

Sales and Marketing Expenses. Sales and marketing expenses for the three months ended March 31, 2017 increased $1.2 million, or 7%, to $17.1 million from $15.9 million for the same period in 2016. The increase in sales and marketing expenses for the three-month period in 2017 was primarily due to increased headcount, which resulted in an increase of $714,000 in personnel-related costs, as well as an increase of $457,000 in variable compensation of earned by sales personnel and referral partners from new business compared to the same period in 2016. As a percentage of revenues, sales and marketing expenses were 33% for the three months ended March 31, 2017, compared to 35% for the same period in 2016. As we expand our business, we will continue to add resources to our sales and marketing efforts over time, and we expect that these expenses will continue to increase in absolute dollars.

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2017 remained flat at $5.1 million compared to expenses of $5.1 million for the same period in 2016. During the three-month period in 2017, costs of software subscriptions increased by $210,000 and personnel costs increased by $177,000, but these increased costs were offset by an increase of $380,000 in the amount of internal labor capitalized for internal-use software development, which reduced the current period expense by that amount. As a percentage of revenues, research and development expenses were 10% for the three months ended March 31, 2017 compared to 11% for the same period in 2016. As we enhance and expand our solutions and applications, we expect that research and development expenses will continue to increase in absolute dollars.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2017 increased $542,000, or 7%, to $7.8 million from $7.3 million for the same period in 2016. The increase in general and administrative expenses for the three-month period in 2017 was due to headcount growth, which resulted in an increase of $261,000 in personnel-related costs and an increase of $247,000 in stock based compensation expense compared to the same period in 2016. Additionally, costs of software subscriptions increased by $289,000, while legal, audit and tax fees decreased by $149,000 compared to the same period in 2016. As a percentage of revenues, general and administrative expenses were 15% for the three months ended March 31, 2017 compared to 16% for the same period in 2016. Going forward, we expect that general and administrative expenses will continue to increase in absolute dollars as we expand our business.

Other Income. Other income for the three months ended March 31, 2016 included $365,000 for an adjustment of the fair value of the Toolbox Solutions share-based earn-out liability due to the change in the stock price from date of acquisition through March 31, 2016. As that contingent consideration arrangement was settled in 2016, there is no comparable income for the three months ended March 31, 2017.

Income Tax Expense. We recorded income tax expense of $536,000 for the three months ended March 31, 2017 compared to income tax expense of $708,000 for three months ended March 31, 2016. The decrease in income tax expense for the three-month period in 2017 was primarily due increased pretax book income, offset by discrete tax benefits from the adoption of ASU 2016-09 relating to stock-based compensation. Under ASU 2016-09, excess tax benefits generated upon the settlement or exercise of stock awards are no longer recognized as additional paid-in capital but are instead recognized as a reduction to income tax expense. As a result of recording these excess tax benefits in income tax expense, we expect that our annual effective income tax rate will be more volatile than it has been historically.

Adjusted EBITDA. Adjusted EBITDA, which is a non-GAAP measure of financial performance, consists of net income plus depreciation and amortization, interest expense, interest income, income tax expense, stock-based compensation expense and other adjustments as necessary for a fair presentation. Other adjustments included the impact of the fair value adjustment for the Toolbox Solutions share-based earn-out liability. The following table provides a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Net income	$2,971	$1,044
Depreciation and amortization of property and equipment	1,691	1,626
Amortization of intangible assets	1,215	1,161
Interest income, net	(191)	(145)
Income tax expense	536	708
Other	—	(365)

EBITDA	6,222	4,029
Stock-based compensation expense	2,300	1,927

Adjusted EBITDA	$8,522	$5,956

Non-GAAP Income per Share. Non-GAAP income, which is also a non-GAAP measure of financial performance, consists of net income plus stock-based compensation expense, amortization expense related to intangible assets and – for the three months ended March 31, 2016 – other income related to the adjustment of the fair value of the Toolbox Solutions share-based earn-out liability. Non-GAAP income per share is non-GAAP income divided by the weighted average number of shares of common stock outstanding during each period.

Additionally, pursuant to recent Compliance and Disclosure Interpretations published by the U.S. Securities and Exchange Commission in May 2016 related to the use of non-GAAP financial measures, we now include an adjustment to non-GAAP income to reflect the income tax effects of the adjustments to GAAP net income, as discussed above. To quantify these tax effects, we recalculate income tax expense excluding the direct book and tax effects of the specific items constituting the non-GAAP adjustments. The difference between this recalculated income tax expense and GAAP income tax expense is presented as the income tax effect of the non-GAAP adjustments. The following table provides a reconciliation of net income to non-GAAP income per share (the prior period information has been revised to reflect the income tax effects of non-GAAP adjustments):

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands, except per share amounts)
Net income	$2,971	$1,044
Stock-based compensation expense	2,300	1,927
Amortization of intangible assets	1,215	1,161
Other	—	(365)
Income tax effects of adjustments	(2,133)	(1,066)

Non-GAAP income	$4,353	$2,701

Shares used to compute non-GAAP income per share
Basic	17,154	16,783
Diluted	17,393	17,029

Non-GAAP income per share
Basic	$0.25	$0.16
Diluted	$0.25	$0.16

Liquidity and Capital Resources

At March 31, 2017, our principal sources of liquidity were cash, cash equivalents and marketable securities of $156.8 million and accounts receivable, net of allowance for doubtful accounts, of $22.7 million. Marketable securities are invested in accordance with our investment policy, with a goal of maintaining liquidity and capital preservation. Our cash equivalents and marketable securities are held in highly liquid money market funds, commercial paper, federal agency securities, and corporate debt securities.

Net Cash Flows from Operating Activities

Net cash provided by operating activities was $10.4 million and $6.9 million for the three months ended March 31, 2017 and 2016, respectively. The increase in operating cash flows as compared to the same period in 2016 was primarily due to increased net income along with increases in deferred revenue and accrued expenses, partially offset by an increase in deferred costs, a decrease in accrued compensation and the timing of payments for accounts payable.

Net Cash Flows from Investing Activities

Net cash provided by investing activities was $706,000 for the three months ended March 31, 2017 compared to net cash used in investing activities of $20.1 million for the three months ended March 31, 2016. The increase in net cash flows from investing activities from period to period was primarily due to the fact that we used cash for the acquisition of Toolbox Solutions for $17.9 million in the first quarter of 2016 and did not have a similar acquisition in 2017. For the three months ended March 31, 2017 and 2016, we had capital expenditures of $1.3 million and $2.1 million, respectively. Our capital expenditures are for supporting our business growth and existing customer base, as well as for our internal use such as equipment for our employees.

Net Cash Flows from Financing Activities

Net cash provided by financing activities was $1.0 million and $2.1 million for the three months ended March 31, 2017 and 2016, respectively, related to the exercise of stock options.

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

Inflation and changing prices did not have a material effect on our business during the three months ended March 31, 2017 and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Contractual and Commercial Commitment Summary

Our contractual obligations and commercial commitments as of March 31, 2017 are summarized below:

	Payments Due By Period (in thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Operating lease obligations	$12,806	$3,224	$6,382	$2,199	$1,001

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

We did not have any outstanding debt as of March 31, 2017. Therefore, we do not have any material risk to interest rate fluctuations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes in our risk factors from those disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission on February 27, 2017.

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

Dated: April 28, 2017	SPS COMMERCE, INC.

/s/ KIMBERLY K. NELSON
Kimberly K. Nelson
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-3 (File No. 333-182097) filed with the Commission on September 13, 2012).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1/A (File No. 333-163476) filed with the Commission on March 5, 2010).

10.1	Form of Performance Stock Unit Agreement under the Company’s 2010 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to our Current Report filed on Form 8-K (File No. 001-34702) filed on February 14, 2017). **

10.2	Form of Restricted Stock Unit Agreement, as amended, under the Company’s 2010 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to our Current Report filed on Form 8-K (File No. 001-34702) filed on February 14, 2017). **

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T (filed herewith).

**	Indicates management contract or compensatory plan or arrangement.