Form 10-Q
period 2017-06-30
SPS COMMERCE INC
filed 2017-07-28
CIK 1092699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding at July 24, 2017 was 17,221,797 shares.

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

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

SPS COMMERCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except share amounts)

	June 30,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$131,744	$115,877
Short-term marketable securities	26,896	23,076
Accounts receivable, less allowance for doubtful accounts of $790 and $515, respectively	21,545	20,746
Deferred costs	21,917	19,224
Other current assets	6,955	7,010

Total current assets	209,057	185,933
PROPERTY AND EQUIPMENT, net	15,527	15,314
GOODWILL	50,766	49,777
INTANGIBLE ASSETS, net	18,484	19,788
MARKETABLE SECURITIES, non-current	4,997	7,494
OTHER ASSETS
Deferred costs, non-current	6,419	6,086
Deferred income tax asset, non-current	27,524	12,446
Other non-current assets	1,098	1,527

Total assets	$333,872	$298,365

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,720	$2,302
Accrued compensation	13,243	13,740
Accrued expenses	3,723	3,508
Deferred revenue	16,624	11,055
Deferred rent	1,606	1,556

Total current liabilities	37,916	32,161
OTHER LIABILITIES
Deferred revenue, non-current	11,050	10,847
Deferred rent, non-current	3,899	4,179
Deferred income tax liability, non-current	1,977	1,911

Total liabilities	54,842	49,098

COMMITMENTS and CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 55,000,000 shares authorized; 17,221,798 and 17,081,145 shares issued and outstanding, respectively	17	17
Additional paid-in capital	292,533	286,315
Accumulated deficit	(12,665)	(33,739)
Accumulated other comprehensive loss	(855)	(3,326)

Total stockholders’ equity	279,030	249,267

Total liabilities and stockholders’ equity	$333,872	$298,365

See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues	$54,284	$47,351	$106,216	$92,950
Cost of revenues	18,191	15,972	35,521	30,853

Gross profit	36,093	31,379	70,695	62,097

Operating expenses
Sales and marketing	18,741	16,677	35,820	32,566
Research and development	5,369	5,542	10,474	10,611
General and administrative	8,139	7,082	15,966	14,367
Amortization of intangible assets	1,117	1,198	2,332	2,359

Total operating expenses	33,366	30,499	64,592	59,903

Income from operations	2,727	880	6,103	2,194
Other income (expense)
Interest income, net	242	151	433	296
Other income (expense), net	(102)	(374)	(162)	(81)

Total other income (expense), net	140	(223)	271	215

Income before income taxes	2,867	657	6,374	2,409
Income tax expense	(1,042)	(305)	(1,578)	(1,013)

Net income	$1,825	$352	$4,796	$1,396

Net income per share
Basic	$0.11	$0.02	$0.28	$0.08
Diluted	$0.11	$0.02	$0.28	$0.08
Weighted average common shares used to compute net income per share
Basic	17,198	16,909	17,176	16,873
Diluted	17,378	17,120	17,384	17,100
Other comprehensive income (loss)
Foreign currency translation adjustments	935	(856)	2,512	1,965
Unrealized gain on investments (net of tax of ($5), $15, ($10) and $61)	(9)	24	(17)	99
Reclassification of gain on investments into earnings (net of tax of ($5), $0, ($15) and $0)	(8)	—	(24)	—

Comprehensive income (loss)	$2,743	$(480)	$7,267	$3,460

See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities
Net income	$4,796	$1,396
Reconciliation of net income to net cash provided by operating activities
Deferred income taxes	1,236	(439)
Share-based earn-out liability	—	(72)
Depreciation and amortization of property and equipment	3,431	3,259
Amortization of intangible assets	2,332	2,359
Provision for doubtful accounts	873	592
Stock-based compensation	4,486	3,992
Other, net	9	—
Changes in assets and liabilities
Accounts receivable	(1,607)	(2,495)
Deferred costs	(3,025)	(2,592)
Other current and non-current assets	(3)	(3,138)
Accounts payable	195	719
Accrued compensation	(546)	439
Accrued expenses	206	464
Deferred revenue	5,772	4,325
Deferred rent	(249)	(17)

Net cash provided by operating activities	17,906	8,792

Cash flows from investing activities
Purchases of property and equipment	(3,334)	(3,070)
Purchases of marketable securities	(22,350)	(8,499)
Maturities of marketable securities	21,000	2,500
Acquisitions of businesses and intangible assets, net of cash acquired	(500)	(18,062)

Net cash used in investing activities	(5,184)	(27,131)

Cash flows from financing activities
Net proceeds from exercise of options to purchase common stock	1,244	1,749
Excess tax benefits from exercise of options to purchase common stock	—	1,421
Net proceeds from employee stock purchase plan	1,011	786

Net cash provided by financing activities	2,255	3,956

Effect of foreign currency exchange rate changes	890	5

Net increase (decrease) in cash and cash equivalents	15,867	(14,378)
Cash and cash equivalents at beginning of period	115,877	121,538

Cash and cash equivalents at end of period	$131,744	$107,160

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of SPS Commerce, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and notes required by GAAP. We have included all normal recurring adjustments considered necessary to provide a fair presentation of our financial position, results of operations and cash flows for the interim periods shown. Operating results for these interim periods are not necessarily indicative of the results to be expected for the full year. The December 31, 2016 condensed consolidated balance sheet data was derived from our audited financial statements at that date. For further information, refer to the consolidated financial statements and accompanying notes for the year ended December 31, 2016 included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 27, 2017.

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

Significant Accounting Policies

During the six months ended June 30, 2017, there were no material changes in our significant accounting policies. See Note A to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission on February 27, 2017, for additional information regarding our significant accounting policies.

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

We adopted ASU 2016-09 during the six months ended June 30, 2017. The impact to our consolidated balance sheet as of January 1, 2017 was a $16.3 million increase in deferred income tax assets, non-current and a corresponding $16.3 million decrease in accumulated deficit. This impact results from the cumulative-effect adjustment for previously unrecognized excess tax benefits using the modified retrospective method required by the new standard. We elected to adopt the changes in cash flow statement presentation prospectively to be consistent with the prospective transition for the treatment of excess tax benefits in the income statement. Accordingly, we no longer classify excess tax benefits as a financing activity subsequent to January 1, 2017.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective. These new requirements are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. We do not believe the new revenue recognition standard will materially impact our recognition of the primary fees received from customers for our cloud-based supply chain solutions. We believe the adoption of the new standard will impact our accounting for certain upfront set-up fees and the periods over which the related revenues are recognized, as well as the timing of cost recognition for some sales commissions. These impacts will not be material to our financial statements. We are currently finalizing our evaluation of implementation methods and the extent of the impact that implementation of this standard will have on our financial statement disclosures upon adoption.

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

Our fixed-income investments are carried at fair value and unrealized gains and losses on these investments are included in other comprehensive income (loss) in the condensed consolidated statements of comprehensive income (loss). Realized gains or losses are included in other income (expense) in the condensed consolidated statements of comprehensive income (loss). When a determination has been made that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is realized and is included in other income (expense), net in the condensed consolidated statements of comprehensive income (loss).

Cash equivalents and marketable securities, consisted of the following:

	June 30, 2017
	Amortized	Unrealized	Fair
	Cost	Gains (Losses)	Value
	(Dollars in thousands)
Cash equivalents:
Money market funds	$80,158	$—	$80,158
Marketable securities:
Corporate bonds	14,677	(134)	14,543
Commercial paper	4,975	—	4,975
U.S. treasury securities	12,380	(5)	12,375

	$112,190	$(139)	$112,051

Due within one year			$107,054
Due within two years			4,997

Total			$112,051

	December 31, 2016
	Amortized	Unrealized	Fair
	Cost	Gains (Losses)	Value
	(Dollars in thousands)
Cash equivalents:
Money market funds	$75,375	$—	$75,375
Marketable securities:
Corporate bonds	15,681	(96)	15,585
Commercial paper	4,977	10	4,987
U.S. treasury securities	7,489	10	7,499
U.S. agency obligations	2,497	3	2,500

	$106,019	$(73)	$105,946

Due within one year			$98,452
Due within two years			7,494

Total			$105,946

We do not believe any of the unrealized losses represent an other-than-temporary impairment based on our valuation of available evidence as of June 30, 2017. We expect to receive the full principal and interest on all of these cash equivalents and marketable securities.

Fair Value Measurements

We measure certain financial assets at fair value on a recurring basis based on a fair value hierarchy that requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of inputs that may be used to measure fair value are:

•	Level 1 – quoted prices in active markets for identical assets or liabilities

•	Level 2 – observable inputs other than Level 1 prices, such as: (a) quoted prices for similar assets or liabilities, (b) quoted prices in markets with insufficient volume or infrequent transactions (less active markets), or (c) model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

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

The following table presents information about our financial assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	June 30, 2017
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents:
Money market funds	$80,158	$—	$—	$80,158
Marketable securities:
Corporate bonds	—	14,543	—	14,543
Commercial paper	—	4,975	—	4,975
U.S. treasury securities	—	12,375	—	12,375

Total	$80,158	$31,893	$—	$112,051

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents:
Money market funds	$75,375	$—	$—	$75,375
Marketable securities:
Corporate bonds	—	15,585	—	15,585
Commercial paper	—	4,987	—	4,987
U.S. treasury securities	—	7,499	—	7,499
U.S. agency obligations	—	2,500	—	2,500

Total	$75,375	$30,571	$—	$105,946

We classify our cash and cash equivalents and marketable securities within Level 1 or Level 2 because we use quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value.

NOTE C – Goodwill and Intangible Assets, net

Changes in the carrying amount of goodwill for the six months ended June 30, 2017 are as follows:

2017
(Dollars in thousands)
Balances, January 1	$49,777
Goodwill acquired during the period	—
Foreign currency translation adjustments	989

Balances, June 30	$50,766

Intangible assets subject to amortization primarily include subscriber relationships, non-competition agreements and acquired technology and are amortized over their respective useful lives (ranging from 1 to 9 years). Information regarding intangible assets included on our consolidated balance sheets is as follows:

	June 30, 2017
	Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net
	(Dollars in thousands)
Subscriber relationships	$34,350	$(17,606)	$366	$17,110
Non-competition agreements	2,499	(1,965)	29	563
Technology and other	2,130	(1,352)	33	811

	$38,979	$(20,923)	$428	$18,484

	December 31, 2016
	Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net
	(Dollars in thousands)
Subscriber relationships	$33,736	$(15,708)	$295	$18,323
Non-competition agreements	2,234	(1,818)	17	433
Technology and other	2,089	(1,120)	63	1,032

	$38,059	$(18,646)	$375	$19,788

Total amortization expense for intangible assets during the three months ended June 30, 2017 and 2016 was $1.1 million and $1.2 million, respectively. Total amortization expense for intangible assets during the six months ended June 30, 2017 and 2016 was $2.3 million and $2.4 million, respectively. The estimated annual amortization expense related to intangible assets subject to amortization for the next five years is as follows:

(Dollars in thousands)
Remainder of 2017	$2,221
2018	3,968
2019	3,676
2020	3,321
2021	2,481
Thereafter	2,817

$18,484

NOTE D – Commitments and Contingencies

Operating Leases

At June 30, 2017, our future minimum payments under operating leases were as follows:

(Dollars in thousands)
Remainder of 2017	$1,688
2018	3,353
2019	3,443
2020	1,893
2021	1,040
Thereafter	1,174

$12,591

NOTE E – Stock-Based Compensation

Our equity compensation plans provide for the grant of incentive and nonqualified stock options, as well as other stock-based awards including restricted stock and restricted stock units, to employees, non-employee directors and other consultants who provide services to us. Restricted stock awards result in the issuance of new shares when granted. For other stock-based awards, new shares are issued when the award is exercised, vested or released according to the terms of the agreement. In February 2017, 1,024,868 additional shares were reserved for future issuance under our 2010 Equity Incentive Plan. At June 30, 2017, there were approximately 4.5 million shares available for grant under approved equity compensation plans.

We recorded stock-based compensation expense of $2.2 million and $4.5 million for the three and six months ended June 30, 2017 and $2.1 million and $4.0 million for the three and six months ended June 30, 2016, respectively. This expense was allocated in the consolidated statements of comprehensive income (loss) as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Cost of revenues	$469	$317	$920	$597
Operating expenses
Sales and marketing	574	639	1,091	1,293
Research and development	228	141	457	279
General and administrative	915	968	2,018	1,823

Total stock-based compensation expense	$2,186	$2,065	$4,486	$3,992

As of June 30, 2017, there was approximately $22.0 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a straight-line basis over a weighted average period of 2.8 years.

Stock Options

Stock options generally vest over four years and have a contractual term of seven to ten years from the date of grant. Our stock option activity was as follows:

	Options	Weighted Average Exercise Price
	(#)	($/share)
Outstanding at December 31, 2016	1,016,012	$44.72
Granted	167,903	56.00
Exercised	(60,592)	20.52
Forfeited	(8,417)	56.28

Outstanding at June 30, 2017	1,114,906	47.65

Of the total outstanding options at June 30, 2017, 671,876 were exercisable with a weighted average exercise price of $43.11 per share. The total outstanding options had a weighted average remaining contractual life of 4.53 years.

The weighted average grant date fair value of options granted during the first six months of 2017 was $18.90 and this was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Volatility	37.4%
Dividend yield	0%
Life (in years)	4.5
Risk-free interest rate	1.85%

Performance Share Units and Restricted Stock Units and Awards

In February 2017, our executive officers were granted performance share unit (“PSU”) awards with vesting contingent on successful attainment of pre-determined revenue targets over the course of a three-year performance period (fiscal years 2017 – 2019). During the three months ended March 31, 2017, we recognized expense of $169,000 for PSU awards; and during the three months ended June 30, 2017 we recognized a reversing benefit of $169,000 as the probability of attainment was decreased.

Restricted stock units vest over four years and, upon vesting, the holder is entitled to receive shares of our common stock. With restricted stock awards, shares of our common stock are issued when the award is granted and the restrictions lapse over one year.

Activity for our performance share units and restricted stock units was as follows:

	Performance Share and Restricted Stock Units	Weighted Average Grant Date Fair Value
	(#)	($/share)
Outstanding at December 31, 2016	189,042	$54.14
Granted	206,043	55.72
Vested and common stock issued	(64,818)	53.63
Forfeited	(3,317)	54.67

Outstanding at June 30, 2017	326,950	55.23

The number of restricted stock units outstanding at June 30, 2017 included 18,448 units that have vested, but for which shares of common stock have not yet been issued pursuant to the terms of the agreement.

Our restricted stock awards activity was as follows:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
	(#)	($/share)
Outstanding at December 31, 2016	1,524	$52.28
Restricted common stock issued	5,454	58.29
Restrictions lapsed	(2,886)	55.11
Forfeited	—	—

Outstanding at June 30, 2017	4,092	58.29

Employee Stock Purchase Plan

Our employee stock purchase plan allows participating employees to purchase shares of our common stock at a discount through payroll deductions. The plan is available to all employees subject to certain eligibility requirements. Participating employees may purchase common stock, on a voluntary after tax basis, at a price that is the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period. The plan consists of two six-month offering periods, beginning on January 1 and July 1 of each calendar year, respectively. A total of 1.0 million shares of common stock are reserved for issuance under the plan.

For the offering period that began on January 1, 2017 and ended on June 30, 2017, we withheld approximately $1,021,000 from employees participating in the plan. On June 30, 2017, approximately $1,011,000 of these funds were used to purchase 18,655 shares on behalf of the employees participating in the plan. The remaining funds are expected to be refunded to employees pursuant to the requirements of the plan.

For the three and six months ended June 30, 2017, we recorded approximately $154,000 and $292,000, respectively, of stock-based compensation expense associated with the employee stock purchase plan. The fair value was estimated based on the market price of our common stock at the beginning of the offering period using the Black-Scholes option pricing model with the following assumptions:

Volatility	26.0%
Dividend yield	0%
Life (in years)	0.5
Risk-free interest rate	0.62%

NOTE F – Income Taxes

We record our interim provision for income taxes by applying our estimated annual effective tax rate to our year-to-date pretax income and adjust the provision for discrete tax items recorded in the period. Differences between our effective tax rate and statutory tax rates are primarily due to the impact of permanently non-deductible expenses partially offset by the federal research and development credit. Additionally, excess tax benefits generated upon settlement or exercise of stock awards are now recognized as a reduction to income tax expense as a discrete tax item in the quarter that the event occurs creating potentially significant fluctuation in tax expense by quarter and by year. Our provisions for income taxes include current foreign and state income tax expense, as well as deferred tax expense.

As of June 30, 2017 we do not have any unrecognized tax benefits nor any accrued interest or tax penalties.

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

The following table presents the components of the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$1,825	$352	$4,796	$1,396

Net income per share
Basic	$0.11	$0.02	$0.28	$0.08
Diluted	$0.11	$0.02	$0.28	$0.08
Weighted average common shares outstanding, basic	17,198	16,909	17,176	16,873
Options to purchase common stock	152	209	177	226
Restricted stock units	28	2	31	1

Weighted average common shares outstanding, diluted	17,378	17,120	17,384	17,100

Antidilutive shares	267,000	315,000	267,000	339,000

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

For the three months ended June 30, 2017, our revenues were $54.3 million, an increase of 15% from the comparable period in 2016, and represented our 66th consecutive quarter of increased revenues. Total operating expenses increased 9% for the same period in 2017 from 2016. We experienced similar results for the six months ended June 30, 2017 with revenues increasing 14% and operating expenses increasing 8% compared to the same period in 2016.

Key Financial Terms and Metrics

We have several key financial terms and metrics, including annualized average recurring revenues per recurring revenue customer, which we also refer to as wallet share. During the six months ended June 30, 2017, there were no changes in the definitions of our key financial terms and metrics, which are discussed in more detail under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission on February 27, 2017.

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

A critical accounting policy is one that is both material to the presentation of our financial statements and requires us to make difficult, subjective or complex judgments relating to uncertain matters that could have a material effect on our financial condition and results of operations. Accordingly, we believe that our policies for revenue recognition, income taxes, stock-based compensation and the valuation of goodwill and purchased intangible assets are the most critical to fully understand and evaluate our financial condition and results of operations.

During the six months ended June 30, 2017, there were no changes in our significant accounting policies or estimates. See Note A to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission on February 27, 2017, for additional information regarding our accounting policies.

Results of Operations

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

The following table presents our results of operations for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2017		2016		Change
		% of revenue		% of revenue	$	%
Revenues	$54,284	100.0%	$47,351	100.0%	6,933	14.6
Cost of revenues	18,191	33.5	15,972	33.7	2,219	13.9

Gross profit	36,093	66.5	31,379	66.3	4,714	15.0

Operating expenses
Sales and marketing	18,741	34.5	16,677	35.2	2,064	12.4
Research and development	5,369	9.9	5,542	11.7	(173)	(3.1)
General and administrative	8,139	15.0	7,082	15.0	1,057	14.9
Amortization of intangible assets	1,117	2.1	1,198	2.5	(81)	(6.8)

Total operating expenses	33,366	61.5	30,499	64.4	2,867	9.4

Income from operations	2,727	5.0	880	1.9	1,847	209.9
Other income (expense)
Interest income, net	242	0.4	151	0.3	91	60.3
Other expense, net	(102)	(0.2)	(374)	(0.8)	(272)	(72.7)

Total other income (expense), net	140	0.3	(223)	(0.5)	(363)	(162.8)

Income before income taxes	2,867	5.3	657	1.4	2,210	336.4
Income tax expense	(1,042)	(1.9)	(305)	(0.6)	737	241.6

Net income	$1,825	3.4	$352	0.7	1,473	418.5

Due to rounding, totals may not equal the sum of the line items in the table above.

Revenues. Revenues for the three months ended June 30, 2017 increased $6.9 million, or 15%, to $54.3 million from $47.4 million for the same period in 2016. The increase in revenues resulted from two primary factors: the increase in recurring revenue customers and the increase in annualized average recurring revenues per recurring revenue customer, which we also refer to as wallet share.

•	The number of recurring revenue customers increased 4% to 25,153 at June 30, 2017 from 24,186 at June 30, 2016.

•	Annualized average recurring revenues per recurring revenue customer, or wallet share, increased 11% to $7,993 for the three months ended June 30, 2017 from $7,223 for the same period in 2017. This increase in wallet share was primarily attributable to increased usage of our solutions by our recurring revenue customers and growth in larger customers.

Recurring revenues from recurring revenue customers accounted for 92% of our total revenues for each of the three months ended June 30, 2017 and 2016. We anticipate that the number of recurring revenue customers and wallet share will continue to increase as we increase the number of solutions we offer and increase the penetration of those solutions across our customer base.

Cost of Revenues. Cost of revenues for the three months ended June 30, 2017 increased $2.2 million, or 14%, to $18.2 million from $16.0 million for the same period in 2016. The increase in cost of revenues for the three-month period in 2017 was primarily due to an increase in personnel-related costs of approximately $1.5 million, driven by increased headcount and an increase of $886,000 in consulting costs. Compared to the same period in 2016, stock-based compensation expense increased by $151,000.

Additionally, as we continued to invest in the infrastructure supporting our platform, costs for software and cloud-based subscriptions increased by $550,000 and depreciation expense increased by $164,000, while direct network costs decreased by $113,000 compared to the same period in 2016. As a percentage of revenues, cost of revenues were 34% for each of the three months ended June 30, 2017 and 2016. Going forward, we anticipate that cost of revenues will increase in absolute dollars as we continue to expand our business.

Sales and Marketing Expenses. Sales and marketing expenses for the three months ended June 30, 2017 increased $2.0 million, or 12%, to $18.7 million from $16.7 million for the same period in 2016. The increase in sales and marketing expenses for the three-month period in 2017 was due to increased headcount, which resulted in an increase of $402,000 in personnel-related costs, as well as an increase of $1.5 million in variable compensation earned by sales personnel and referral partners from new business, compared to the same period in 2016. We also incurred higher promotional costs of approximately $288,000, partially offset by a decrease in depreciation expense of $95,000. As a percentage of revenues, sales and marketing expenses were 35% for each of the three months ended June 30, 2017 and 2016. As we expand our business, we will continue to add resources to our sales and marketing efforts over time, and we expect that these expenses will continue to increase in absolute dollars.

Research and Development Expenses. Research and development expenses for the three months ended June 30, 2017 decreased $173,000, or 3%, to $5.4 million from $5.5 million for the same period in 2016. During the three months ended June 30, 2017, personnel costs increased by $156,000 and stock-based compensation increased by $87,000 compared to the same period in 2016. These increased costs were offset by an increase of $431,000 in the amount of internal labor capitalized for internal-use software development, which reduced the current period expense by that amount. As a percentage of revenues, research and development expenses were 10% and 12% for the three months ended June 30, 2017 and 2016, respectively. As we enhance and expand our solutions and applications, we expect that research and development expenses will continue to increase in absolute dollars.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2017 increased $1.0 million, or 14%, to $8.1 million from $7.1 million for the same period in 2016. The increase in general and administrative expenses for the three-month period in 2017 was primarily due to headcount growth, which resulted in an increase of $740,000 in personnel-related costs compared to the same period in 2016. Additionally, bad debt expense increased by $253,000 and costs of software subscriptions increased by $193,000, while legal, audit and tax fees decreased by $132,000 compared to the same period in 2016. As a percentage of revenues, general and administrative expenses were 15% for each of the three months ended June 30, 2017 and 2016. Going forward, we expect that general and administrative expenses will continue to increase in absolute dollars as we expand our business.

Other Income (Expense), net. Other income (expense), net for the three months ended June 30, 2016 included $293,000 of expense for an adjustment to the fair value of the Toolbox Solutions share-based earn-out liability due to the change in the stock price during the six months ended June 30, 2016. There was no similar charge during the three months ended June 30, 2017 as the contingent consideration arrangement had been resolved.

Income Tax Expense. We recorded income tax expense of $1.0 million for the three months ended June 30, 2017 compared to income tax expense of $305,000 for three months ended June 30, 2016. The increase in income tax expense for the three-month period in 2017 was primarily due to increased pretax book income, offset by discrete tax benefits from the adoption of ASU 2016-09 relating to stock-based compensation. Under ASU 2016-09, excess tax benefits generated upon the settlement or exercise of stock awards are no longer recognized as additional paid-in capital but are instead recognized as a reduction to income tax expense. As a result of recording these excess tax benefits in income tax expense, we expect that our annual effective income tax rate will be more volatile than it has been historically.

Adjusted EBITDA. Adjusted EBITDA, which is a non-GAAP measure of financial performance, consists of net income adjusted for depreciation and amortization, interest expense, interest income, income tax expense, stock-based compensation expense and other adjustments as necessary for a fair presentation. Other adjustments included the impact of the fair value adjustment for the Toolbox Solutions share-based earn-out liability. The following table provides a reconciliation of net income to Adjusted EBITDA (in thousands):

	Three Months Ended
	June 30,
	2017	2016
Net income	$1,825	$352
Depreciation and amortization of property and equipment	1,740	1,633
Amortization of intangible assets	1,117	1,198
Interest income, net	(242)	(151)
Income tax expense	1,042	305
Stock-based compensation expense	2,186	2,065
Other	—	293

Adjusted EBITDA	$7,668	$5,695

Non-GAAP Income per Share. Non-GAAP income per share, which is also a non-GAAP measure of financial performance, consists of net income plus stock-based compensation expense, amortization expense related to intangible assets and other adjustments necessary for a fair presentation divided by the weighted average number of shares of common stock outstanding during each period. Other adjustments included the impact of the fair value adjustment for the Toolbox Solutions share-based earn-out liability. The following table provides a reconciliation of net income to non-GAAP income per share (in thousands, except per share amounts):

	Three Months Ended
	June 30,
	2017	2016
Net income	$1,825	$352
Stock-based compensation expense	2,186	2,065
Amortization of intangible assets	1,117	1,198
Other	—	293
Income tax effects of adjustments	(1,211)	(1,272)

Non-GAAP income	$3,917	$2,636

Shares used to compute non-GAAP income per share
Basic	17,198	16,909
Diluted	17,378	17,120
Non-GAAP income per share
Basic	$0.23	$0.16
Diluted	$0.23	$0.15

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

The following table presents our results of operations for the periods indicated (dollars in thousands):

	Six Months Ended June 30,
	2017		2016		Change
		% of revenue		% of revenue	$	%
Revenues	$106,216	100.0%	$92,950	100.0%	13,266	14.3
Cost of revenues	35,521	33.4	30,853	33.2	4,668	15.1

Gross profit	70,695	66.6	62,097	66.8	8,598	13.8

Operating expenses
Sales and marketing	35,820	33.7	32,566	35.0	3,254	10.0
Research and development	10,474	9.9	10,611	11.4	(137)	(1.3)
General and administrative	15,966	15.0	14,367	15.5	1,599	11.1
Amortization of intangible assets	2,332	2.2	2,359	2.5	(27)	(1.1)

Total operating expenses	64,592	60.8	59,903	64.4	4,689	7.8

Income from operations	6,103	5.7	2,194	2.4	3,909	178.2
Other income (expense)
Interest income, net	433	0.4	296	0.3	137	46.3
Other expense, net	(162)	(0.2)	(81)	(0.1)	(81)	100.0

Total other income (expense), net	271	0.3	215	0.2	56	26.0

Income before income taxes	6,374	6.0	2,409	2.6	3,965	164.6
Income tax expense	(1,578)	(1.5)	(1,013)	(1.1)	(565)	55.8

Net income	$4,796	4.5	$1,396	1.5	3,400	243.6

Due to rounding, totals may not equal the sum of the line items in the table above.

Revenues. Revenues for the six months ended June 30, 2017 increased $13.3 million, or 14%, to $106.2 million from $93.0 million for the same period in 2016. The increase in revenues resulted from two primary factors: the increase in recurring revenue customers and the increase in annualized average recurring revenues per recurring revenue customer, which we also refer to as wallet share.

•	The number of recurring revenue customers increased 4% to 25,153 at June 30, 2017 from 24,186 at June 30, 2016.

•	Annualized average recurring revenues per recurring revenue customer, or wallet share, increased 10% to $7,852 for the six months ended June 30, 2017 from $7,139 for the same period in 2016. This increase in wallet share was primarily attributable to increased fees resulting from increased usage of our solutions by our recurring revenue customers and growth in larger customers.

Recurring revenues from recurring revenue customers accounted for 92% of our total revenues for the six months ended June 30, 2017 and 2016. We anticipate that the number of recurring revenue customers and wallet share will continue to increase as we increase the number of solutions we offer and increase the penetration of those solutions across our customer base.

Cost of Revenues. Cost of revenues for the six months ended June 30, 2017 increased $4.7 million, or 15%, to $35.5 million from $30.9 million for the same period in 2016. The increase in cost of revenues for the six-month period in 2017 was primarily due to an increase in personnel-related costs of approximately $3.3 million, driven by increased headcount and an increase of $1.5 million in consulting costs. Compared to the same period in 2016, stock-based compensation expense increased by $323,000 and occupancy costs increased by $78,000. Additionally, as we continued to invest in the infrastructure supporting our platform, costs for software and cloud-based subscriptions increased by $943,000 and depreciation expense increased by $286,000, while direct network costs decreased by $212,000 compared to the same period in 2016. As a percentage of revenues, cost of revenues were 33% for each of the six months ended June 30, 2017 and 2016. Going forward, we anticipate that cost of revenues will increase in absolute dollars as we continue to expand our business.

Sales and Marketing Expenses. Sales and marketing expenses for the six months ended June 30, 2017 increased $3.3 million, or 10%, to $35.8 million from $32.6 million for the same period in 2016. The increase in sales and marketing expenses for the six-month period in 2017 was primarily due to increased headcount, which resulted in an increase of $1.1 million in personnel-related costs, as well as an increase of $2.0 million in variable compensation earned by sales personnel and referral partners from new business compared to the same period in 2016. We also incurred higher promotional costs of approximately $455,000, partially offset by a decrease in depreciation expense of $209,000 and a decrease in stock-based compensation of $202,000. As a percentage of revenues, sales and marketing expenses were 34% and 35% for the six months ended June 30, 2017 and 2016, respectively. As we expand our business, we will continue to add resources to our sales and marketing efforts over time, and we expect that these expenses will continue to increase in absolute dollars.

Research and Development Expenses. Research and development expenses for the six months ended June 30, 2017 decreased $137,000, or 1%, to $10.5 million from $10.6 million for the same period in 2016. During the six months ended June 30, 2017, personnel costs increased by $255,000 and stock-based compensation increased by $178,000 compared to the same period in 2016. These increased costs were offset by an increase of $811,000 in the amount of internal labor capitalized for internal-use software development, which reduced the current period expense by that amount. Additionally, occupancy costs increased by $133,000 and costs of software and cloud-based subscriptions increased by $204,000 during the six months ended June 30, 2017 compared to the same period in 2016. As a percentage of revenues, research and development expenses were 10% and 11% for the six months ended June 30, 2017 and 2016, respectively. As we enhance and expand our solutions and applications, we expect that research and development expenses will continue to increase in absolute dollars.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2017 increased $1.6 million, or 11%, to $16.0 million from $14.4 million for the same period in 2016. The increase in general and administrative expenses for the six-month period in 2017 was primarily due to headcount growth, which resulted in an increase of $1.0 million in personnel-related costs and an increase of $195,000 in stock-based compensation compared to the same period in 2016. Additionally, costs of software and cloud-based subscriptions increased by $483,000, bad debt expense increased by $281,000 and credit card fees increased by $126,000, while legal, audit and tax fees decreased by $281,000 and hardware costs decreased by $207,000 compared to the same period in 2016. As a percentage of revenues, general and administrative expenses were 15% and 16% for the six months ended June 30, 2017 and 2016, respectively. Going forward, we expect that general and administrative expenses will continue to increase in absolute dollars as we expand our business.

Other Income (Expense), net. Other income (expense), net for the six months ended June 30, 2016 included $72,000 of expense for an adjustment to the fair value of the Toolbox Solutions share-based earn-out liability due to the change in the stock price between December 31, 2015 and June 30, 2016. There was no similar charge during the six months ended June 30, 2017 as the contingent consideration arrangement had been resolved.

Income Tax Expense. We recorded income tax expense of $1.6 million for the six months ended June 30, 2017 compared to income tax expense of $1.0 million for six months ended June 30, 2016. The increase in income tax expense for the six-month period in 2017 was primarily due to increased pretax book income, offset by discrete tax benefits from the adoption of ASU 2016-09 relating to stock-based compensation. Under ASU 2016-09, excess tax benefits generated upon the settlement or exercise of stock awards are no longer recognized as additional paid-in capital but are instead recognized as a reduction to income tax expense. As a result of recording these excess tax benefits in income tax expense, we expect that our annual effective income tax rate will be more volatile than it has been historically.

Adjusted EBITDA. Adjusted EBITDA, which is a non-GAAP measure of financial performance, consists of net income adjusted for depreciation and amortization, interest expense, interest income, income tax expense, stock-based compensation expense and other adjustments as necessary for a fair presentation. Other adjustments included the impact of the fair value adjustment for the Toolbox Solutions share-based earn-out liability. The following table provides a reconciliation of net income to Adjusted EBITDA (in thousands):

	Six Months Ended
	June 30,
	2017	2016
Net income	$4,796	$1,396
Depreciation and amortization of property and equipment	3,431	3,259
Amortization of intangible assets	2,332	2,359
Interest income, net	(433)	(296)
Income tax expense	1,578	1,013
Stock-based compensation expense	4,486	3,992
Other	—	(72)

Adjusted EBITDA	$16,190	$11,651

Non-GAAP Income per Share. Non-GAAP income per share, which is also a non-GAAP measure of financial performance, consists of net income plus stock-based compensation expense, amortization expense related to intangible assets and other adjustments necessary for a fair presentation divided by the weighted average number of shares of common stock outstanding during each period. Other adjustments included the impact of the fair value adjustment for the Toolbox Solutions share-based earn-out liability. The following table provides a reconciliation of net income to non-GAAP income per share (in thousands, except per share amounts):

	Six Months Ended
	June 30,
	2017	2016
Net income	$4,796	$1,396
Stock-based compensation expense	4,486	3,992
Amortization of intangible assets	2,332	2,359
Other	—	(72)
Income tax effects of adjustments	(3,344)	(2,338)

Non-GAAP income	$8,270	$5,337

Shares used to compute non-GAAP income per share
Basic	17,176	16,873
Diluted	17,384	17,100
Non-GAAP income per share
Basic	$0.48	$0.32
Diluted	$0.48	$0.31

Liquidity and Capital Resources

At June 30, 2017, our principal sources of liquidity were cash, cash equivalents and marketable securities of $163.6 million and accounts receivable, net of allowance for doubtful accounts, of $21.6 million. Marketable securities are invested in accordance with our investment policy, with a goal of maintaining liquidity and capital preservation. Our cash equivalents and marketable securities are held in highly liquid money market funds, commercial paper, federal agency securities, and corporate debt securities.

Net Cash Flows from Operating Activities

Net cash provided by operating activities was $17.9 million and $8.8 million for the six months ended June 30, 2017 and 2016, respectively. The increase in operating cash flows as compared to the same period in 2016 was primarily due to increased net income along with increases in deferred income taxes, deferred revenue and other assets, partially offset by a decrease in accrued compensation and the timing of accounts payable payments and accounts receivable receipts.

Net Cash Flows from Investing Activities

Net cash used in investing activities was $5.2 million and $27.1 million for the six months ended June 30, 2017 and 2016, respectively. The decrease in net cash used in investing activities as compared to the same period in 2016 was primarily due to the acquisition of Toolbox Solutions for $18.1 million. For the six months ended June 30, 2017 and 2016, we purchased marketable securities, net of maturities, of $1.4 million and $6.0 million, respectively and had capital expenditures of $3.3 million and $3.1 million, respectively. Our capital expenditures are for supporting our business growth and existing customer base, as well as for our internal use such as equipment for our employees.

Net Cash Flows from Financing Activities

Net cash provided by financing activities was $2.2 million and $4.0 million for the six months ended June 30, 2017 and 2016, respectively, from the exercise of stock options, proceeds from employee stock purchase plan and excess tax benefit from the exercise of stock options.

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

Inflation and changing prices did not have a material effect on our business during the six months ended June 30, 2017 and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Contractual and Commercial Commitment Summary

Our contractual obligations and commercial commitments as of June 30, 2017 are summarized below:

	Payments Due By Period (in thousands)
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$12,591	$3,363	$6,474	$1,929	$825

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

We did not have any outstanding debt as of June 30, 2017. Therefore, we do not have any material risk to interest rate fluctuations.

Foreign Currency Exchange Risk

We have revenue, expenses, assets and liabilities that are denominated in currencies other than the U.S. dollar, primarily the Australian dollar and Canadian dollar. As of June 30, 2017, we maintained approximately 12% of our total cash and cash equivalents outside of the United States in foreign currencies. We believe that a significant change in foreign currency exchange rates or an inability to access these funds would not affect our ability to meet our operational needs. As we expand internationally, our results of operations and cash flows may be impacted by changes in foreign currency exchange rates, and would be adversely impacted when the U.S. dollar appreciates relative to other foreign currencies. We have not used any forward contracts or currency borrowings to hedge our exposure to foreign currency exchange risk, although we may do so in the future.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: July 28, 2017	SPS COMMERCE, INC.

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