Form 10-Q
period 2017-09-30
SPS COMMERCE INC
filed 2017-10-27
CIK 1092699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2017

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding at October 23, 2017 was 17,224,320 shares.

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

PART I. – FINANCIAL INFORMATION

Item 1.	Financial Statements

SPS COMMERCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except share amounts)

	September 30,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$128,984	$115,877
Short-term marketable securities	34,869	23,076
Accounts receivable, less allowance for doubtful accounts of $878 and $515, respectively	24,175	20,746
Deferred costs	23,326	19,224
Other current assets	5,853	7,010
Total current assets	217,207	185,933
PROPERTY AND EQUIPMENT, net	15,616	15,314
GOODWILL	51,783	49,777
INTANGIBLE ASSETS, net	17,720	19,788
MARKETABLE SECURITIES, non-current	2,491	7,494
OTHER ASSETS
Deferred costs, non-current	6,475	6,086
Deferred income tax asset, non-current	26,628	12,446
Other non-current assets	1,101	1,527
Total assets	$339,021	$298,365
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,089	$2,302
Accrued compensation	12,681	13,740
Accrued expenses	3,991	3,508
Deferred revenue	16,209	11,055
Deferred rent	1,655	1,556
Total current liabilities	37,625	32,161
OTHER LIABILITIES
Deferred revenue, non-current	10,625	10,847
Deferred rent, non-current	3,498	4,179
Deferred income tax liability, non-current	2,100	1,911
Total liabilities	53,848	49,098
COMMITMENTS and CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 55,000,000 shares authorized; 17,224,060 and 17,081,145 shares issued and outstanding, respectively	17	17
Additional paid-in capital	294,943	286,315
Accumulated deficit	(10,800)	(33,739)
Accumulated other comprehensive income (loss)	1,013	(3,326)
Total stockholders’ equity	285,173	249,267
Total liabilities and stockholders’ equity	$339,021	$298,365

See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues	$56,150	$49,284	$162,366	$142,234
Cost of revenues	18,645	16,171	54,166	47,024
Gross profit	37,505	33,113	108,200	95,210
Operating expenses
Sales and marketing	18,239	16,526	54,059	49,092
Research and development	6,549	5,574	17,023	16,185
General and administrative	8,744	7,149	24,709	21,516
Amortization of intangible assets	1,128	1,194	3,460	3,553
Total operating expenses	34,660	30,443	99,251	90,346
Income from operations	2,845	2,670	8,949	4,864
Other income (expense)
Interest income, net	272	112	704	408
Other income (expense), net	(195)	947	(356)	866
Total other income (expense), net	77	1,059	348	1,274
Income before income taxes	2,922	3,729	9,297	6,138
Income tax expense	(1,058)	(1,220)	(2,636)	(2,233)
Net income	$1,864	$2,509	$6,661	$3,905

Net income per share
Basic	$0.11	$0.15	$0.39	$0.23
Diluted	$0.11	$0.14	$0.38	$0.23

Weighted average common shares used to compute net income per share
Basic	17,223	17,001	17,192	16,916
Diluted	17,410	17,341	17,394	17,185

Other comprehensive income (loss)
Foreign currency translation adjustments	1,779	443	4,291	2,408
Unrealized gain (loss) on investments (net of tax of $10, ($50), $0, $12)	17	(80)	—	20
Reclassification of unrealized gain on investments into earnings (net of tax of $44, $14, $29, $13)	72	22	48	21
Comprehensive income	$3,732	$2,894	$11,000	$6,354

See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities
Net income	$6,661	$3,905
Reconciliation of net income to net cash provided by operating activities
Deferred income taxes	1,968	(818)
Share-based earn-out liability	—	(1,103)
Depreciation and amortization of property and equipment	5,261	4,883
Amortization of intangible assets	3,460	3,553
Provision for doubtful accounts	1,365	977
Stock-based compensation	6,833	6,004
Other, net	(19)	—
Changes in assets and liabilities
Accounts receivable	(4,476)	(3,879)
Deferred costs	(4,487)	(4,194)
Other current and non-current assets	1,135	(2,840)
Accounts payable	632	(90)
Accrued compensation	(1,140)	173
Accrued expenses	469	126
Deferred revenue	4,932	3,927
Deferred rent	(622)	(271)
Net cash provided by operating activities	21,972	10,353
Cash flows from investing activities
Purchases of property and equipment	(5,242)	(5,972)
Purchases of marketable securities	(29,819)	(18,137)
Maturities of marketable securities	23,029	12,500
Acquisitions of businesses and intangible assets, net of cash acquired	(500)	(18,062)
Net cash used in investing activities	(12,532)	(29,671)
Cash flows from financing activities
Net proceeds from exercise of options to purchase common stock	1,307	3,520
Excess tax benefits from exercise of options to purchase common stock	—	2,710
Net proceeds from employee stock purchase plan	1,011	786
Net cash provided by financing activities	2,318	7,016
Effect of foreign currency exchange rate changes	1,349	399
Net increase (decrease) in cash and cash equivalents	13,107	(11,903)
Cash and cash equivalents at beginning of period	115,877	121,538
Cash and cash equivalents at end of period	$128,984	$109,635

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

Significant Accounting Policies

During the nine months ended September 30, 2017, there were no material changes in our significant accounting policies.  See Note A to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission on February 27, 2017, for additional information regarding our significant accounting policies.

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

We adopted ASU 2016-09 during the nine months ended September 30, 2017. The impact to our consolidated balance sheet as of January 1, 2017 was a $16.3 million increase in deferred income tax assets, non-current and a corresponding $16.3 million decrease in accumulated deficit. This impact results from the cumulative-effect adjustment for previously unrecognized excess tax benefits using the modified retrospective method required by the new standard. We elected to adopt the changes in cash flow statement presentation prospectively to be consistent with the prospective transition for the treatment of excess tax benefits in the income statement. Accordingly, we no longer classify excess tax benefits as a financing activity subsequent to January 1, 2017.

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

Our fixed-income investments are carried at fair value; and unrealized gains and losses on these investments are included in other comprehensive income in the condensed consolidated statements of comprehensive income.  Realized gains or losses are included in other income (expense) in the condensed consolidated statements of comprehensive income.  When a determination has been made that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is realized and is included in other income (expense), net in the condensed consolidated statements of comprehensive income.

Cash equivalents and marketable securities, consisted of the following:

	September 30, 2017
	Amortized	Unrealized	Fair
	Cost	Gains (Losses)	Value
	(Dollars in thousands)
Cash equivalents:
Money market funds	$76,507	$—	$76,507
Marketable securities:
Corporate bonds	15,033	(35)	14,998
Commercial paper	9,944	14	9,958
U.S. treasury securities	12,380	24	12,404
	$113,864	$3	$113,867
Due within one year			$111,376
Due within two years			2,491
Total			$113,867

	December 31, 2016
	Amortized	Unrealized	Fair
	Cost	Gains (Losses)	Value
	(Dollars in thousands)
Cash equivalents:
Money market funds	$75,375	$—	$75,375
Marketable securities:
Corporate bonds	15,681	(96)	15,585
Commercial paper	4,977	10	4,987
U.S. treasury securities	7,489	10	7,499
U.S. agency obligations	2,497	3	2,500
	$106,019	$(73)	$105,946
Due within one year			$98,452
Due within two years			7,494
Total			$105,946

We do not believe any of the unrealized losses represent an other-than-temporary impairment based on our valuation of available evidence as of September 30, 2017.  We expect to receive the full principal and interest on all of these cash equivalents and marketable securities.

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

The following table presents information about our financial assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	September 30, 2017
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Cash equivalents:
Money market funds	$76,507	$—	$—	$76,507
Marketable securities:
Corporate bonds	—	14,998	—	14,998
Commercial paper	—	9,958	—	9,958
U.S. treasury securities	—	12,404	—	12,404
Total	$76,507	$37,360	$—	$113,867

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Cash equivalents:
Money market funds	$75,375	$—	$—	$75,375
Marketable securities:
Corporate bonds	—	15,585	—	15,585
Commercial paper	—	4,987	—	4,987
U.S. treasury securities	—	7,499	—	7,499
U.S. agency obligations	—	2,500	—	2,500
Total	$75,375	$30,571	$—	$105,946

We classify our cash equivalents and marketable securities within Level 1 or Level 2 because we use quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value.

NOTE C – Goodwill and Intangible Assets, net

Changes in the carrying amount of goodwill for the nine months ended September 30, 2017 are as follows:

2017
(Dollars in thousands)
Balances, January 1	$49,777
Goodwill acquired during the period	—
Foreign currency translation adjustments	2,006
Balances, September 30	$51,783

Intangible assets subject to amortization primarily include subscriber relationships, non-competition agreements and acquired technology and are amortized over their respective useful lives (ranging from 1 to 9 years). Information regarding intangible assets included on our consolidated balance sheets is as follows:

	September 30, 2017
			Foreign
	Carrying	Accumulated	Currency
	Amount	Amortization	Translation	Net
	(Dollars in thousands)
Subscriber relationships	$34,350	$(18,603)	$679	$16,426
Non-competition agreements	2,499	(2,015)	49	533
Technology and other	2,130	(1,436)	67	761
	$38,979	$(22,054)	$795	$17,720

	December 31, 2016
			Foreign
	Carrying	Accumulated	Currency
	Amount	Amortization	Translation	Net
	(Dollars in thousands)
Subscriber relationships	$33,736	$(15,708)	$295	$18,323
Non-competition agreements	2,234	(1,818)	17	433
Technology and other	2,089	(1,120)	63	1,032
	$38,059	$(18,646)	$375	$19,788

Total amortization expense for intangible assets during the three months ended September 30, 2017 and 2016 was $1.1 million and $1.2 million, respectively. Total amortization expense for intangible assets during the nine months ended September 30, 2017 and 2016 was $3.5 million and $3.6 million, respectively. The estimated annual amortization expense related to intangible assets subject to amortization for the next five years is as follows:

(Dollars in thousands)
Remainder of 2017	$1,125
2018	4,035
2019	3,743
2020	3,375
2021	2,529
Thereafter	2,913
$17,720

NOTE D – Commitments and Contingencies

Operating Leases

At September 30, 2017, our future minimum payments under operating leases were as follows:

(Dollars in thousands)
Remainder of 2017	$897
2018	3,639
2019	3,678
2020	1,981
2021	1,077
Thereafter	1,173
$12,445

NOTE E – Stock-Based Compensation

Our equity compensation plans provide for the grant of incentive and nonqualified stock options, as well as other stock-based awards including restricted stock and restricted stock units, to employees, non-employee directors and other consultants who provide services to us.  Restricted stock awards result in the issuance of new shares when granted.  For other stock-based awards, new shares are issued when the award is exercised, vested or released according to the terms of the agreement.  In February 2017, 1,024,868 additional shares were reserved for future issuance under our 2010 Equity Incentive Plan.  At September 30, 2017, there were approximately 4.5 million shares available for grant under approved equity compensation plans.

We recorded stock-based compensation expense of $2.3 million and $6.8 million for the three and nine months ended September 30, 2017 and $2.0 million and $6.0 million for the three and nine months ended September 30, 2016, respectively.  This expense was allocated in the consolidated statements of comprehensive income as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Cost of revenues	$494	$319	$1,414	$916
Operating expenses
Sales and marketing	565	620	1,656	1,913
Research and development	241	143	698	422
General and administrative	1,047	930	3,065	2,753
Total stock-based compensation expense	$2,347	$2,012	$6,833	$6,004

As of September 30, 2017, there was approximately $17.9 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a straight-line basis over a weighted average period of 2.6 years.

Stock Options

Stock options generally vest over four years and have a contractual term of seven to ten years from the date of grant.  Our stock option activity was as follows:

		Weighted Average
	Options	Exercise Price
	(#)	($/share)
Outstanding at December 31, 2016	1,016,012	$44.72
Granted	169,451	56.02
Exercised	(62,854)	20.79
Forfeited	(10,622)	56.12
Outstanding at September 30, 2017	1,111,987	47.69

Of the total outstanding options at September 30, 2017, 708,209 were exercisable with a weighted average exercise price of $43.91 per share. The total outstanding options had a weighted average remaining contractual life of 4.3 years.

The weighted average grant date fair value of options granted during the first nine months of 2017 was $18.90 and this was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Volatility	37.4%
Dividend yield	0%
Life (in years)	4.5
Risk-free interest rate	1.85%

Performance Share Units and Restricted Stock Units and Awards

In February 2017, our executive officers were granted performance share unit (“PSU”) awards with vesting contingent on successful attainment of pre-determined revenue targets over the course of a three-year performance period (fiscal years 2017 – 2019). During the three months ended March 31, 2017, we recognized expense of $169,000 for PSU awards; and during the three months ended June 30, 2017 we recognized a reversing benefit of $169,000 as the probability of attainment was decreased. We recognized no expense for PSU awards during the three months ended September 30, 2017.

Restricted stock units vest over four years and, upon vesting, the holder is entitled to receive shares of our common stock.  With restricted stock awards, shares of our common stock are issued when the award is granted and the restrictions lapse over one year.

Activity for our performance share units and restricted stock units was as follows:

	Performance Share and	Weighted Average
	Restricted Stock Units	Grant Date Fair Value
	(#)	($/share)
Outstanding at December 31, 2016	189,042	$54.14
Granted	207,738	55.74
Vested and common stock issued	(64,818)	53.63
Forfeited	(4,805)	54.55
Outstanding at September 30, 2017	327,157	55.25

The number of restricted stock units outstanding at September 30, 2017 included 30,907 units that have vested, but for which shares of common stock have not yet been issued pursuant to the terms of the agreement.

Our restricted stock awards activity was as follows:

	Restricted Stock	Weighted Average
	Awards	Grant Date Fair Value
	(#)	($/share)
Outstanding at December 31, 2016	1,524	$52.28
Restricted common stock issued	5,454	58.29
Restrictions lapsed	(4,248)	56.13
Forfeited	—	—
Outstanding at September 30, 2017	2,730	58.30

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

For the offering period that began on January 1, 2017 and ended on June 30, 2017, we withheld approximately $1,021,000 from employees participating in the plan.  On June 30, 2017, approximately $1,011,000 of these funds were used to purchase 18,655 shares on behalf of the employees participating in the plan.  The remaining funds were refunded to employees pursuant to the requirements of the plan. For the offering period that began on July 1, 2017 and will end on December 31, 2017, we have withheld approximately $599,000 as of September 30, 2017 from employees participating in the plan.

For the three and nine months ended September 30, 2017, we recorded approximately $152,000 and $444,000, respectively, of stock-based compensation expense associated with the employee stock purchase plan.  The fair value was estimated based on the market price of our common stock at the beginning of the offering period using the Black-Scholes option pricing model with the following assumptions:

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

As of September 30, 2017 we do not have any unrecognized tax benefits nor any accrued interest or tax penalties.

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

The following table presents the components of the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$1,864	$2,509	$6,661	$3,905
Net income per share
Basic	$0.11	$0.15	$0.39	$0.23
Diluted	$0.11	$0.14	$0.38	$0.23
Weighted average common shares outstanding, basic	17,223	17,001	17,192	16,916
Options to purchase common stock	152	295	169	253
Restricted stock units	35	44	33	16
Employee stock purchase plan	—	1	—	—
Weighted average common shares outstanding, diluted	17,410	17,341	17,394	17,185

Antidilutive shares	267	265	267	276

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

For the three months ended September 30, 2017, our revenues were $56.2 million, an increase of 14% from the comparable period in 2016, and represented our 67th consecutive quarter of increased revenues.  Total operating expenses increased 14% for the same period in 2017 from 2016.  For the nine months ended September 30, 2017, our revenues were $162.4 million and total operating expenses were $99.3 million, representing increases of 14% and 10%, respectively, compared to the same period in 2016.

Key Financial Terms and Metrics

We have several key financial terms and metrics, including annualized average recurring revenues per recurring revenue customer, which we also refer to as wallet share.  During the nine months ended September 30, 2017, there were no changes in the definitions of our key financial terms and metrics, which are discussed in more detail under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission on February 27, 2017.

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

During the nine months ended September 30, 2017, there were no changes in our significant accounting policies or estimates.  See Note A to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and in our Annual

Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission on February 27, 2017, for additional information regarding our accounting policies.

Results of Operations

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

The following table presents our results of operations for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2017		2016		Change
		% of revenue		% of revenue	$	%
Revenues	$56,150	100.0	$49,284	100.0	$6,866	13.9
Cost of revenues	18,645	33.2	16,171	32.8	2,474	15.3
Gross profit	37,505	66.8	33,113	67.2	4,392	13.3
Operating expenses
Sales and marketing	18,239	32.5	16,526	33.5	1,713	10.4
Research and development	6,549	11.7	5,574	11.3	975	17.5
General and administrative	8,744	15.6	7,149	14.5	1,595	22.3
Amortization of intangible assets	1,128	2.0	1,194	2.4	(66)	(5.5)
Total operating expenses	34,660	61.7	30,443	61.8	4,217	13.9
Income from operations	2,845	5.1	2,670	5.4	175	6.6
Other income (expense)
Interest income, net	272	0.5	112	0.2	160	142.9
Other income (expense), net	(195)	(0.3)	947	1.9	1,142	(120.6)
Total other income (expense), net	77	0.1	1,059	2.1	(982)	(92.7)
Income before income taxes	2,922	5.2	3,729	7.6	(807)	(21.6)
Income tax expense	(1,058)	(1.9)	(1,220)	(2.5)	(162)	(13.3)
Net income	$1,864	3.3	$2,509	5.1	$(645)	(25.7)

Due to rounding, totals may not equal the sum of the line items in the table above.

Revenues.  Revenues for the three months ended September 30, 2017 increased $6.9 million, or 14%, to $56.2 million from $49.3 million for the same period in 2016.  The increase in revenues resulted from two primary factors: the increase in recurring revenue customers and the increase in annualized average recurring revenues per recurring revenue customer, which we also refer to as wallet share.

•	The number of recurring revenue customers increased 3% to 25,359 at September 30, 2017 from 24,583 at September 30, 2016.
•

Annualized average recurring revenues per recurring revenue customer, or wallet share, increased 11% to $8,219 for the three months ended September 30, 2017 from $7,399 for the same period in 2016.  This increase in wallet share was primarily attributable to increased usage of our solutions by our recurring revenue customers and growth in larger customers.

Recurring revenues from recurring revenue customers accounted for 92% of our total revenues for each of the three months ended September 30, 2017 and 2016. We anticipate that the number of recurring revenue customers and wallet share will continue to increase as we increase the number of solutions we offer and increase the penetration of those solutions across our customer base.

Cost of Revenues.  Cost of revenues for the three months ended September 30, 2017 increased $2.5 million, or 15%, to $18.6 million from $16.2 million for the same period in 2016.  The increase in cost of revenues for the three-month period in 2017 was primarily due to an increase in personnel-related costs of approximately $2.1 million, driven by increased headcount and an increase of $878,000 in consulting costs. Compared to the same period in 2016, stock-based compensation expense increased by $176,000. Additionally, as we continued to invest in the infrastructure supporting our platform, depreciation expense increased by $184,000 and direct network costs increased by $38,000 compared to the same period in 2016. As a percentage of revenues, cost of revenues was 33% for each of the three months ended September 30, 2017 and 2016. Going forward, we anticipate that cost of revenues will increase in absolute dollars as we continue to expand our business.

Sales and Marketing Expenses.  Sales and marketing expenses for the three months ended September 30, 2017 increased $1.7 million, or 10%, to $18.2 million from $16.5 million for the same period in 2016.  The increase in sales and marketing expenses for the three-month period in 2017 was due to increased headcount, which resulted in an increase of $737,000 in personnel-related costs, as well as an increase of $1.3 million in variable compensation earned by sales personnel and referral partners from new business, compared to the same period in 2016. We also incurred higher promotional costs of approximately $152,000.  These increased costs were partially offset by various immaterial decreases in other expense categories.  As a percentage of revenues, sales and marketing expenses were 33% for each of the three months ended September 30, 2017 and 2016. As we expand our business, we will continue to add resources to our sales and marketing efforts over time, and we expect that these expenses will continue to increase in absolute dollars.

Research and Development Expenses.  Research and development expenses for the three months ended September 30, 2017 increased $975,000, or 17%, to $6.5 million from $5.6 million for the same period in 2016. During the three months ended September 30, 2017, personnel costs increased by $612,000, costs of software and cloud-based subscriptions increased by $294,000 and stock-based compensation increased by $98,000 compared to the same period in 2016. As a percentage of revenues, research and development expenses were 12% and 11% for the three months ended September 30, 2017 and 2016, respectively. As we enhance and expand our solutions and applications, we expect that research and development expenses will continue to increase in absolute dollars.

General and Administrative Expenses.  General and administrative expenses for the three months ended September 30, 2017 increased $1.6 million, or 22%, to $8.7 million from $7.1 million for the same period in 2016.  The increase in general and administrative expenses for the three-month period in 2017 was primarily due to headcount growth, which resulted in an increase of $914,000 in personnel-related costs and an increase of $116,000 in stock-based compensation compared to the same period in 2016. Additionally, legal, audit and tax fees increased by $205,000, bad debt expense increased by $108,000 and costs of software subscriptions increased by $213,000, while hardware maintenance costs decreased by $90,000 compared to the same period in 2016. As a percentage of revenues, general and administrative expenses were 16% and 15% for the three months ended September 30, 2017 and 2016, respectively. Going forward, we expect that general and administrative expenses will continue to increase in absolute dollars as we expand our business.

Other Income (Expense), net.  Other income (expense), net for the three months ended September 30, 2016 included a $1.0 million adjustment to the fair value of the Toolbox Solutions share-based earn-out liability due to a change in our estimate of probability of attainment. There was no similar activity during the three months ended September 30, 2017 as the contingent consideration arrangement had been resolved.

Income Tax Expense.  We recorded income tax expense of $1.1 million for the three months ended September 30, 2017 compared to income tax expense of $1.2 million for three months ended September 30, 2016. The decrease in income tax expense for the three-month period in 2017 was primarily due to decreased pretax book income.  Under ASU 2016-09, excess tax benefits generated upon the settlement or exercise of stock awards are no longer recognized as additional paid-in capital but are instead recognized as a reduction to income tax expense.  As a result of recording these excess tax benefits in income tax expense, we expect that our annual effective income tax rate will be more volatile than it has been historically.

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

	Three Months Ended
	September 30,
	2017	2016
Net income	$1,864	$2,509
Depreciation and amortization of property and equipment	1,830	1,624
Amortization of intangible assets	1,128	1,194
Interest income, net	(272)	(112)
Income tax expense	1,058	1,220
Stock-based compensation expense	2,347	2,012
Other	—	(1,034)
Adjusted EBITDA	$7,955	$7,413

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

	Three Months Ended
	September 30,
	2017	2016
Net income	$1,864	$2,509
Stock-based compensation expense	2,347	2,012
Amortization of intangible assets	1,128	1,194
Other	—	(1,034)
Income tax effects of adjustments	(1,259)	(1,061)
Non-GAAP income	$4,080	$3,620
Shares used to compute non-GAAP income per share
Basic	17,223	17,001
Diluted	17,410	17,341
Non-GAAP income per share
Basic	$0.24	$0.21
Diluted	$0.23	$0.21

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

The following table presents our results of operations for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,
	2017		2016		Change
		% of revenue		% of revenue	$	%
Revenues	$162,366	100.0	$142,234	100.0	$20,132	14.2
Cost of revenues	54,166	33.4	47,024	33.1	7,142	15.2
Gross profit	108,200	66.6	95,210	66.9	12,990	13.6
Operating expenses
Sales and marketing	54,059	33.3	49,092	34.5	4,967	10.1
Research and development	17,023	10.5	16,185	11.4	838	5.2
General and administrative	24,709	15.2	21,516	15.1	3,193	14.8
Amortization of intangible assets	3,460	2.1	3,553	2.5	(93)	(2.6)
Total operating expenses	99,251	61.1	90,346	63.5	8,905	9.9
Income from operations	8,949	5.5	4,864	3.4	4,085	84.0
Other income (expense)
Interest income, net	704	0.4	408	0.3	296	72.5
Other income (expense), net	(356)	(0.2)	866	0.6	(1,222)	(141.1)
Total other income (expense), net	348	0.2	1,274	0.9	(926)	(72.7)
Income before income taxes	9,297	5.7	6,138	4.3	3,159	51.5
Income tax expense	(2,636)	(1.6)	(2,233)	(1.6)	403	18.0
Net income	$6,661	4.1	$3,905	2.7	$2,756	70.6

Due to rounding, totals may not equal the sum of the line items in the table above.

Revenues.  Revenues for the nine months ended September 30, 2017 increased $20.1 million, or 14%, to $162.4 million from $142.2 million for the same period in 2016.  The increase in revenues resulted from two primary factors: the increase in recurring revenue customers and the increase in annualized average recurring revenues per recurring revenue customer, which we also refer to as wallet share.

•	The number of recurring revenue customers increased 3% to 25,359 at September 30, 2017 from 24,583 at September 30, 2016.

•

Annualized average recurring revenues per recurring revenue customer, or wallet share, increased 10% to $7,974 for the nine months ended September 30, 2017 from $7,227 for the same period in 2016.  This increase in wallet share was primarily attributable to increased fees resulting from increased usage of our solutions by our recurring revenue customers and growth in larger customers.

Recurring revenues from recurring revenue customers accounted for 91% and 92% of our total revenues for the nine months ended September 30, 2017 and 2016, respectively.  We anticipate that the number of recurring revenue customers and wallet share will continue to increase as we increase the number of solutions we offer and increase the penetration of those solutions across our customer base.

Cost of Revenues.  Cost of revenues for the nine months ended September 30, 2017 increased $7.1 million, or 15%, to $54.2 million from $47.0 million for the same period in 2016. The increase in cost of revenues for the nine-month period in 2017 was primarily due to an increase in personnel-related costs of approximately $5.4 million, driven by increased headcount and an increase of $2.4 million in consulting costs. Compared to the same period in 2016, stock-based compensation expense increased by $498,000 and occupancy costs increased by $68,000. Additionally, as we continued to invest in the infrastructure supporting our platform, costs for software and cloud-based subscriptions increased by $934,000 and depreciation expense increased by $469,000, while direct network costs decreased by $175,000 compared to the same period in 2016. As a percentage of revenues, cost of revenues was 33% for each of the nine months ended September 30, 2017 and 2016. Going forward, we anticipate that cost of revenues will increase in absolute dollars as we continue to expand our business.

Sales and Marketing Expenses.  Sales and marketing expenses for the nine months ended September 30, 2017 increased $5.0 million, or 10%, to $54.1 million from $49.1 million for the same period in 2016.  The increase in sales and marketing expenses for the nine-month period in 2017 was primarily due to increased headcount, which resulted in an increase of $1.9 million in personnel-related costs, as well as an increase of $3.3 million in variable compensation earned by sales personnel and referral partners from new business compared to the same period in 2016. We also incurred higher promotional costs of approximately $303,000, partially offset by a decrease in depreciation expense of $250,000 and a decrease in stock-based compensation of $257,000. As a percentage of revenues, sales and marketing expenses were 33% and 35% for the nine months ended September 30, 2017 and 2016, respectively. As we expand our business, we will continue to add resources to our sales and marketing efforts over time, and we expect that these expenses will continue to increase in absolute dollars.

Research and Development Expenses.  Research and development expenses for the nine months ended September 30, 2017 increased $838,000, or 5%, to $17.0 million from $16.2 million for the same period in 2016. During the nine months ended September 30, 2017, personnel costs increased by $56,000 and stock-based compensation increased by $277,000 compared to the same period in 2016. Additionally, occupancy costs increased by $127,000 and costs of software and cloud-based subscriptions increased by $498,000 during the nine months ended September 30, 2017 compared to the same period in 2016. As a percentage of revenues, research and development expenses was 11% for each of the nine months ended September 30, 2017 and 2016.  As we enhance and expand our solutions and applications, we expect that research and development expenses will continue to increase in absolute dollars.

General and Administrative Expenses.  General and administrative expenses for the nine months ended September 30, 2017 increased $3.2 million, or 15%, to $24.7 million from $21.5 million for the same period in 2016.  The increase in general and administrative expenses for the nine-month period in 2017 was primarily due to headcount growth, which resulted in an increase of $1.9 million in personnel-related costs and an increase of $311,000 in stock-based compensation compared to the same period in 2016. Additionally, costs of software and cloud-based subscriptions increased by $696,000, bad debt expense increased by $389,000 and credit card fees increased by $174,000, while legal, audit and tax fees decreased by $77,000 and hardware costs decreased by $228,000 compared to the same period in 2016. As a percentage of revenues, general and administrative expenses was 15% for each of the nine months ended September 30, 2017 and 2016.  Going forward, we expect that general and administrative expenses will continue to increase in absolute dollars as we expand our business.

Other Income (Expense), net.  Other income (expense), net for the nine months ended September 30, 2016 included a $1.0 million adjustment to the fair value of the Toolbox Solutions share-based earn-out liability due to a change in our estimate of probability of attainment. There was no similar charge during the nine months ended September 30, 2017 as the contingent consideration arrangement had been resolved.

Income Tax Expense.  We recorded income tax expense of $2.6 million for the nine months ended September 30, 2017 compared to income tax expense of $2.2 million for nine months ended September 30, 2016. The increase in income tax expense for the nine-month period in 2017 was primarily due to increased pretax book income, offset by discrete tax benefits from the adoption of ASU 2016-09 relating to stock-based compensation.  Under ASU 2016-09, excess tax benefits generated upon the settlement or exercise of stock awards are no longer recognized as additional paid-in capital but are instead recognized as a reduction to income tax expense.  As a result of recording these excess tax benefits in income tax expense, we expect that our annual effective income tax rate will be more volatile than it has been historically.

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

	Nine Months Ended
	September 30,
	2017	2016
Net income	$6,661	$3,905
Depreciation and amortization of property and equipment	5,261	4,883
Amortization of intangible assets	3,460	3,553
Interest income, net	(704)	(408)
Income tax expense	2,636	2,233
Stock-based compensation expense	6,833	6,004
Other	—	(1,106)
Adjusted EBITDA	$24,147	$19,064

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

	Nine Months Ended
	September 30,
	2017	2016
Net income	$6,661	$3,905
Stock-based compensation expense	6,833	6,004
Amortization of intangible assets	3,460	3,553
Other	—	(1,106)
Income tax effects of adjustments	(4,603)	(3,399)
Non-GAAP income	$12,351	$8,957
Shares used to compute non-GAAP income per share
Basic	17,192	16,916
Diluted	17,394	17,185
Non-GAAP income per share
Basic	$0.72	$0.53
Diluted	$0.71	$0.52

Liquidity and Capital Resources

At September 30, 2017, our principal sources of liquidity were cash, cash equivalents and marketable securities of $166.3 million and accounts receivable, net of allowance for doubtful accounts, of $24.2 million.  Marketable securities are invested in accordance with our investment policy, with a goal of maintaining liquidity and capital preservation. Our cash equivalents and marketable securities are held in highly liquid money market funds, commercial paper, federal agency securities, and corporate debt securities.

Net Cash Flows from Operating Activities

Net cash provided by operating activities was $22.0 million and $10.4 million for the nine months ended September 30, 2017 and 2016, respectively.  The increase in operating cash flows as compared to the same period in 2016 was primarily due to increased net income and deferred income taxes, along with increased cash flows from other assets, partially offset by a decrease in accrued compensation.

Net Cash Flows from Investing Activities

Net cash used in investing activities was $12.5 million and $29.7 million for the nine months ended September 30, 2017 and 2016, respectively. The decrease in net cash used in investing activities as compared to the same period in 2016 was primarily due to the prior year acquisition of Toolbox Solutions for $18.1 million.  For the nine months ended September 30, 2017 and 2016, we purchased marketable securities, net of maturities, of $6.8 million and $5.6 million, respectively; and had capital expenditures of $5.2 million and $6.0 million, respectively.  Our capital expenditures are for supporting our business growth and existing customer base, as well as for our internal use such as equipment for our employees.

Net Cash Flows from Financing Activities

Net cash provided by financing activities was $2.3 million and $7.0 million for the nine months ended September 30, 2017 and 2016, respectively, from the exercise of stock options, proceeds from employee stock purchase plan and excess tax benefit from the exercise of stock options.

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

Inflation and changing prices did not have a material effect on our business during the nine months ended September 30, 2017 and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt.  Additionally, we are not a party to any derivative contracts or synthetic leases.

Contractual and Commercial Commitment Summary

Our contractual obligations and commercial commitments as of September 30, 2017 are summarized below:

	Payments Due By Period (in thousands)
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$12,445	$3,613	$6,300	$1,883	$649

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

We did not have any outstanding debt as of September 30, 2017. Therefore, we do not have any material risk to interest rate fluctuations.

Foreign Currency Exchange Risk

We have revenue, expenses, assets and liabilities that are denominated in currencies other than the U.S. dollar, primarily the Australian dollar and Canadian dollar. As of September 30, 2017, we maintained approximately 11% of our total cash and cash equivalents outside of the United States in foreign currencies. We believe that a significant change in foreign currency exchange rates or an inability to access these funds would not affect our ability to meet our operational needs. As we expand internationally, our results of operations and cash flows may be impacted by changes in foreign currency exchange rates, and would be adversely impacted when the U.S. dollar appreciates relative to other foreign currencies. We have not used any forward contracts or currency borrowings to hedge our exposure to foreign currency exchange risk, although we may do so in the future.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits
Number	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-3 (File No. 333-182097) filed with the Commission on September 13, 2012).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 001-34702) filed with the Commission on October 12, 2017).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T (filed herewith).

**	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 27, 2017	SPS COMMERCE, INC.

/s/ KIMBERLY K. NELSON
Kimberly K. Nelson
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)