Form 10-K
period 2017-12-31
SPS COMMERCE INC
filed 2018-02-26
CIK 1092699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2017

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter).  Emerging growth company.  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of the registrant’s common stock held by non-affiliates of the registrant (based upon the closing sale price of $63.76 per share on the Nasdaq Global Market on such date) was approximately $1.1 billion.

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of February 9, 2018 was 17,250,664 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 31, 2018 (the “2018 Proxy Statement”), which is expected to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III of this Annual Report on Form 10-K.

SPS COMMERCE, INC.

ANNUAL REPORT ON FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements regarding us, our business prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those described under the heading “Risk Factors” included in this Annual Report on    Form 10-K.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words.  We expressly disclaim any intent or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission (“SEC”) that advise interested parties of the risks and factors that may affect our business.

PART I

Item 1.	Business

Overview

We are a leading provider of cloud-based supply chain management solutions, providing network-proven fulfillment, sourcing and item assortment management solutions, along with comprehensive retail performance analytics to thousands of customers worldwide.  We provide our solutions through the SPS Commerce Platform, a cloud-based product suite that improves the way retailers, suppliers, distributors and logistics firms orchestrate the sourcing, set up of new vendors and items and fulfillment of products that consumers buy.  Implementing and maintaining this suite of supply chain management capabilities is resource intensive and not a core competency for most businesses.  The SPS Commerce Platform eliminates the need for on premise software and support staff, which enables our customers to focus their resources on their core business.  The SPS Commerce Platform enables retailers, suppliers, distributors and logistics firms to increase supply cycle agility, optimize inventory levels and sell-through, reduce costs, increase visibility into customer orders and ensure suppliers, distributors and logistics firms satisfy exacting retailer requirements.

As of December 31, 2017, we had approximately 26,000 customers with contracts to pay us monthly fees, which we refer to as recurring revenue customers.  We have also generated revenues by providing our cloud-based supply chain management solutions to an additional 49,000 organizations that, together with our recurring revenue customers, we refer to as our customers.  Once connected to our Platform, our customers often require integrations to new organizations that represent an expansion of our Platform and new sources of revenues for us.

As a provider of cloud services, we enable our customers to easily interact with their trading partners around the world without the local implementation and servicing of software that traditional on-premise solutions require.  Our delivery model also enables us to offer functionality, integration, analytics and reliability with less cost and risk than traditional solutions.

For the years ended December 31, 2017, 2016 and 2015, we generated revenues of $220.6 million, $193.3 million and $158.5 million, respectively.  Our fiscal quarter ended December 31, 2017 represented our 68th consecutive quarter of increased revenues.  Recurring revenues from recurring revenue customers accounted for 92.5%, 91.6% and 90.8% of our total revenues for the years ended December 31, 2017, 2016 and 2015, respectively.  Our revenues are not concentrated with any customer, as our largest customer represented less than 1.0% of total revenues for the year ended December 31, 2017 and less than 2.0% of total revenues for the years ended December 31, 2016 and 2015.

Our Platform

We operate one of the largest retail trading partner networks through a cloud-based services suite that improves the way suppliers, retailers, logistics firms, distributors and other trading partners manage and fulfill orders, manage sell-through performance and source new items.  Approximately 75,000 customers across more than 60 countries currently use our Platform to improve the performance of their trading relationships.  Our Platform fundamentally changes how organizations use electronic communication to manage their supply chains by replacing the collection of traditional, custom-built, point-to-point integrations with a network model whereby a single integration to our Platform enables an organization to connect seamlessly to the entire SPS Commerce network of trading partners.

From that single connection, a member of our network can make use of the full suite of our solutions, from fulfillment automation, to the analysis and optimization of item sell-through performance, to sourcing new items, retailing relationships or providers of logistics and other services.  This represents a fundamental change to fulfillment automation and enables inherent adaptability and flexibility not possible with traditional supply chain management system architectures.

Our Platform is comprised of a set of coupled cloud services that deliver value as stand-alone offerings, but also provide additional value when used collectively.  Our fulfillment product combines integrations that comply with numerous rule books for retailers and distributors with whom we and our customers have done business.  By maintaining current integrations with retailers, our Platform removes the need for a retailer’s trading partners to continually stay up-to-date with the rule book changes required by retailers.  Moreover, by utilizing a cloud services model, we eliminate or greatly reduce the burden on trading partners to support and maintain an on-premise software application, thereby reducing ongoing operating costs.  As the transaction hub for trading partners, we also are able to provide increased performance visibility and data analytics capabilities across their supply chains, each of which is difficult to gain from traditional, point-to-point integration solutions.

The following solutions are enabled through the SPS Commerce cloud services Platform:

•

Trading Partner Community Enablement.  Our Community Enablement solution enables organizations, from large to small retailers and suppliers to emerging providers of value-added products and services, to verify that they can electronically trade with their trading partners.

•

Trading Partner Fulfillment.  Our Fulfillment solution provides fulfillment automation and replaces or augments an organization’s existing trading partner electronic communication infrastructure, enabling them to have visibility into the journey of an order and comply with retailers’ rule books and enabling the electronic exchange of information among numerous trading partners through various protocols.

•

Trading Partner Assortment. Today’s retail marketplace requires the management of tens and even hundreds of individual attributes associated with each item a retailer or supplier sells today.  This information can include supply chain descriptions and measurements, store and shelf dimensions, warehouse dimensions, digital images/video, customer facing descriptions and measurements, and warehouse information.  Our Assortment product provides robust, extensible management of this information, enabling accurate orders and rapid fulfillment.

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

•

Trading Partner Sourcing.  Through Retail Universe, our social network for the retail industry, retailers can source providers of new items, suppliers can connect with new retailers and the broader retailing community can make connections to expand their business networks and grow.

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

•

Expand Our International Presence.  We believe our presence in Asia Pacific, as well as Europe, represents a significant competitive advantage.  We plan to increase our international sales efforts to obtain new customers around the world.  We intend to leverage our current international presence to increase the number of integrations we have with retailers in foreign markets to make our Platform more valuable to their trading partners based overseas.

•	Enhance and Expand Our Platform. We intend to further improve and develop the functionality and features of our Platform, including, from time to time, developing new solutions and applications.
•

Selectively Pursue Strategic Acquisitions.  The fragmented nature of our market provides opportunity for selective acquisitions.  In 2014, we purchased substantially all of the assets of Leadtec Systems Australia Pty Ltd (“Leadtec”) and its affiliates, a privately-held provider of cloud-based integration solutions in Australia and New Zealand.  This acquisition expanded our base of recurring revenue customers and added suppliers to our network. In 2016, we purchased Toolbox Solutions, Inc. (Toolbox Solutions), a Canadian based point-of-sale analytics and category management services provider to retailers and consumer packaged goods suppliers in North America.  To complement and accelerate our internal growth, we may pursue acquisitions of other supply chain management companies to add customers or additional functionalities.  We plan to evaluate potential acquisitions of other supply chain management companies primarily based on the number of customers and revenue the acquisition would provide relative to the purchase price.  We also may pursue acquisitions that allow us to expand into regions where we do not have a significant presence or to offer new functionalities we do not currently provide.  We plan to evaluate potential acquisitions to expand into new regions or offer additional functionalities primarily based on the anticipated growth the acquisition would provide, the purchase price and our ability to integrate and operate the acquired business.

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

Development

Our research and development efforts focus on maintaining, improving and enhancing our existing solutions, as well as developing new solutions and applications.  Our multi-tenant Platform serves all of our customers, which allows us to maintain relatively low research and development expenses and release software updates more frequently compared to traditional on-premise licensed software solutions that support multiple versions.  Our development efforts take place at our U.S. locations in Minnesota and New Jersey, as well as in Toronto, Canada and Kiev, Ukraine.

Operations

We operate our infrastructure in third-party data centers located in Minnesota and New Jersey; Melbourne, Australia; as well as provisioned services in public cloud providers.  In all cases, infrastructure and services are managed by us.

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

Our Customers

As of December 31, 2017, we had approximately 26,000 recurring revenue customers and approximately 75,000 total customers.  Our primary source of revenue is from small- to mid-sized suppliers in the consumer packaged goods industry.  We also generate revenues from other members of the supply chain ecosystem, including retailers, distributors, third-party logistics providers and other trading partners.  Our revenues are not concentrated with any customer, as our largest customer represented less than 1.0% of total revenues for the year ended December 31, 2017 and less than 2.0% of total revenues for both the years ended December 31, 2016 and 2015.

Competition

Vendors in the supply chain management industry offer solutions through three delivery methods: on demand or cloud-based, traditional on-premise software and managed services.

The market for cloud-based supply chain management solutions is fragmented and rapidly evolving.  Cloud service vendors compete directly with each other based on the following:

•	breadth of pre-built connections to retailers, third-party logistics providers, and other trading partners;
•	history of establishing and maintaining reliable integration connections with trading partners;
•	reputation of the cloud service vendor in the supply chain management industry;
•	price;
•	specialization in a customer market segment;
•	speed and quality with which the cloud service vendor can integrate its customers to their trading partners;
•	functionality of the cloud service solution, such as the ability to integrate the solution with a customer’s business systems;
•	breadth of complementary supply chain management solutions the cloud service vendor offers; and
•	training and customer support services provided during and after a customer’s initial integration.

We expect to encounter new and increased competition as this market segment consolidates and matures.  Consolidation among cloud service vendors could create a direct competitor that is able to compete with us more effectively than the numerous, smaller vendors currently offering cloud service supply chain management solutions.  Increased competition from cloud service vendors could reduce our market share, revenues, and operating margins or otherwise adversely affect our business.

Cloud service vendors also compete with traditional on-premise software companies and managed service providers.  Traditional on-premise software companies focused on supply chain integration management include IBM-Sterling Commerce and OpenText-GXS.  These companies offer a “do-it-yourself” approach in which customers purchase, install, and manage specialized software, hardware and value-added networks for their supply chain integration needs.  This approach requires customers to invest in staff to operate and maintain the software. Traditional on-premise software companies use a single-tenant approach in which information maps to retailers are built for and used by one supplier, as compared to cloud service solutions that allow multiple customers to share information maps with a retailer.

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

Intellectual Property and Proprietary Content

We rely on a combination of copyright, trademark and trade secret laws as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand.  We enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties and control access to software, documentation and other proprietary information. We have registered trademarks and pending trademark applications in the U.S. and certain foreign countries. Depending on the jurisdiction, trademarks are generally valid as long as they are in use or their registrations are properly maintained and they have not been found to have become generic.  Registrations of trademarks can also generally be renewed indefinitely as long as the trademarks are in use.  We do not have any patents, but we have pending patent applications. Our trade secrets consist primarily of the software we have developed for our SPS Commerce Platform. Our software is also protected under copyright law, but we do not have any registered copyrights.

Employees

As of December 31, 2017, we had 1,336 employees.  We also employ independent contractors to support our operations.  We believe that our continued success will depend on our ability to continue to attract and retain skilled technical and sales personnel.  We have never had a work stoppage, and none of our employees are represented by a labor union.  We believe our relationship with our employees is good.

Company Information

We were originally incorporated as St. Paul Software, Inc., a Minnesota corporation, on January 28, 1987. On May 30, 2001, we reincorporated in Delaware under our current name, SPS Commerce, Inc.  Our principal executive offices are located at 333 South Seventh Street, Suite 1000, Minneapolis, Minnesota 55402, and our telephone number is (612) 435-9400.  Our website address is www.spscommerce.com.  Information on our website does not constitute part of this Annual Report on Form 10-K or any other report we file or furnish with the SEC.  We provide free access to various reports that we file with or furnish to the SEC through our website as soon as reasonably practicable after they have been filed or furnished.  These reports include, but are not limited to, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports.  Our SEC reports can be accessed through the investor relations section of our website or through the SEC’s website at www.sec.gov.  Stockholders may also request copies of these documents from:

SPS Commerce, Inc.

Attention: Investor Relations

333 South Seventh Street

Suite 1000

Minneapolis, MN 55402

Executive Officers

Set forth below are the names, ages and titles of the persons serving as our executive officers.

Name	Age	Position
Archie C. Black	55	Chief Executive Officer and President
Kimberly K. Nelson	50	Executive Vice President and Chief Financial Officer
James J. Frome	53	Executive Vice President and Chief Operating Officer

Archie C. Black has served as our President and Chief Executive Officer and a director since 2001.  Previously, Mr. Black served as our Senior Vice President and Chief Financial Officer from 1998 to 2001.  Prior to joining us, Mr. Black was a Senior Vice President and Chief Financial Officer at Investment Advisors, Inc. in Minneapolis, Minnesota and also spent three years at Price Waterhouse.

Kimberly K. Nelson has served as our Executive Vice President and Chief Financial Officer since November 2007.  Prior to joining us, Ms. Nelson served as the Finance Director, Investor Relations for Amazon.com from June 2005 through November 2007 and as the Finance Director, Worldwide Application for Amazon.com’s Technology group from April 2003 until June 2005.  Ms. Nelson also served as Amazon.com’s Finance Director, Financial Planning and Analysis from December 2000 until April 2003.

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

Set forth below and elsewhere in this Annual Report on Form 10-K, and in other documents we file with the SEC, are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this Annual Report on Form 10-K and in other written and oral communications from time to time.  Our business could be harmed by any of these risks.  The trading price of our common stock could decline due to any of these risks.  In assessing these risks, you should also refer to the other information contained in this Annual Report on Form 10-K, including our financial statements and related notes.

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

We use third-party data centers, located in Minnesota, New Jersey and Melbourne, as well as provision services in public cloud providers, to conduct our operations.  In all cases, infrastructure and services on which our Platform runs is managed by us.  Our operations depend on the protection of the equipment and information we store in these third-party centers against damage or service interruptions that may be caused by fire, flood, severe storm, power loss, telecommunications failures, natural disasters, war, criminal act, military action, terrorist attack and other similar events beyond our control.  In addition, third party malfeasance, such as intentional misconduct by computer hackers, unauthorized intrusions, computer viruses or denial of service attacks, may also cause substantial service disruptions.  A prolonged service disruption affecting our solutions for any of the foregoing reasons could damage our reputation with current and potential customers, expose us to liability, cause us to lose recurring revenue customers or otherwise adversely affect our business.  We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the data centers we use.

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

We believe that proprietary technology is essential to establishing and maintaining our leadership position.  We seek to protect our intellectual property through trade secrets, copyrights, confidentiality, non-compete and nondisclosure agreements, trademarks, domain names and other measures, some of which afford only limited protection.  We do not have any patents or registered copyrights.  Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our technology or to obtain and use information that we regard as proprietary.  We cannot assure you that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar or superior technology or design around our intellectual property.  In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the U.S.  Intellectual property protections may also be unavailable, limited or difficult to enforce in some countries, which could make it easier for competitors to capture market share.  Our failure to protect adequately our intellectual property and proprietary rights could adversely affect our business, financial condition and results of operations.

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

Because our long-term success depends, in part, on our ability to expand the sales of our solutions to customers located outside of the U.S., our business will be susceptible to risks associated with international operations.

We have limited experience operating in foreign jurisdictions.  Customers in countries outside of North America accounted for 6.0% of our revenues for each of the years ended December 31, 2017, 2016 and 2015, respectively.  In 2014, we purchased substantially all of the assets of Leadtec, a privately-held provider of cloud-based integration solutions in Australia and New Zealand and in 2016, we acquired all the shares of Toolbox Solutions, Inc., a privately-held provider of cloud-based analytic solutions, which is based in Canada.  We also undertake software development activities in the Ukraine.  Our inexperience in operating our business outside of North America increases the risk that our current and any future international expansion efforts will not be successful.  Conducting international operations subjects us to new risks that, generally, we have not faced in the U.S., including:

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

In addition, we operate in parts of the world, such as Ukraine, that are recognized as having governmental corruption problems to some degree and where local customs and practices may not foster strict compliance with anti-corruption laws.  Our continued operation and potential expansion outside the U.S. could increase the risk of such violations in the future.  Despite our training and compliance programs, we cannot assure you that our internal control policies and procedures will protect us from unauthorized reckless or criminal acts committed by our employees or agents.  In the event that we believe or have reason to believe that our employees or agents have or may have violated applicable anti-corruption laws, including the U.S. Foreign Corrupt Practices Act, we may be required to investigate or have outside counsel investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management.  Violations of these laws may result in severe criminal or civil sanctions, which could disrupt our business and result in a material adverse effect on our reputation, business, results of operations or financial condition.

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

The political and civil situation in Ukraine cannot be accurately predicted since the removal of President Yanukovych from power by the Ukrainian parliament in late February 2014, which was followed by reports of Russian military activity in the Crimean region. Ukraine’s political activities remain fluid and beyond our control.  We also cannot predict the outcome of developments there or the reaction to such developments by U.S., European, U.N. or other international authorities.

We currently engage in software development activities in the Ukraine and have an office in Kiev with 64 employees.  We continue to monitor the situation closely.  Prolonged or expanded unrest, military activities, or broad-based sanctions, should they be implemented, could have a material adverse effect on our operations

We have incurred operating losses in the past and may incur operating losses in the future.

We began operating our supply chain management solution business in 1997.  Throughout most of our history, we have experienced net losses and negative cash flows from operations.  As of December 31, 2017, we had an accumulated deficit of $19.9 million.  We expect our operating expenses to continue to increase in the future as we expand our operations and increase our customer base due to expected increased sales and marketing expenses, operations costs, research and development costs and general and administration costs.  If our revenues do not continue to grow to offset these increased expenses, we may not be profitable.  We cannot assure you that we will be able to maintain profitability.  You should not consider recent revenue growth as indicative of our future performance.  In fact, in future periods, we may not have any revenue growth, or our revenues could decline. In addition, our ability to achieve profitability is subject to a number of the risks and uncertainties discussed herein, many of which are beyond our control.

Our ability to use our U.S. net operating loss carryforwards might be limited.

As of December 31, 2017, we had net operating loss carryforwards of $58.5 million for U.S. federal tax purposes.  We also had $10.6 million of various state net operating loss carryforwards.  The net operating loss carryforwards for federal tax purposes will expire between 2020 and 2036 if not utilized.  The net operating loss carryforwards for state tax purposes will expire between 2018 and 2036 if not utilized.  To the extent these net operating loss carryforwards are available, we intend to use them to reduce the corporate income tax liability associated with our operations.  Section 382 of the U.S. Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that might be used to offset taxable income when a corporation has undergone significant changes in stock ownership.  We have performed a Section 382 analysis for the time period from our inception through December 8, 2010.  During this time period it was determined that we had six separate ownership changes under Section 382.  We have not updated the Section 382 analysis subsequent to December 8, 2010; however, we believe there have not been any events subsequent to that date that would materially impact the analysis.  We believe that approximately $17.6 million of federal losses will expire unused due to Section 382 limitations.  The maximum annual limitation of federal net operating losses under Section 382 is approximately $1.0 million.  This limitation could be further restricted if any ownership changes occur in future years.  To the extent our use of net operating loss carryforwards is significantly limited, our taxable income could be subject to corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could result in lower profits.

U.S. federal income tax reform could adversely affect us.

On December 22, 2017, President Trump signed into law the statute commonly referred to as the “Tax Cuts and Jobs Act (“Tax Act”) which enacts a broad range of changes to the Internal Revenue Code of 1986, as amended.  The new legislation, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, allows for the expensing of capital expenditures and puts into effect the migration from a ‘worldwide” system of taxation to a territorial system.  We do not expect tax reform to have a material impact to our projection of minimal cash taxes or to our net operating loss carryforward.  Our net deferred tax assets and liabilities have been revalued at the newly enacted U.S. corporate rate and the impact has been recognized in our tax expense in 2017.  We continue to examine the impact this tax reform legislation may have on our business.

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

Our stock price may be volatile.

Shares of our common stock were sold in our April 2010 initial public offering at a price of $12.00 per share and through December 31, 2017, our common stock has traded as high as $79.98 per share and as low as $8.45 per share.  An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock.  Some of the factors that may cause the market price of our common stock to fluctuate include:

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

If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly.  The perception in the public market that our stockholders might sell shares of our common stock could also depress the market price of our common stock.  As of December 31, 2017, we had approximately 4.6 million shares of our common stock issuable under approved equity compensation plans which are covered by effective registration statements.

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

Our corporate headquarters, including our principal administrative, marketing, sales, technical support and research and development facilities, are located in Minneapolis, Minnesota where we lease approximately 166,000 square feet under an agreement that expires on April 30, 2025.  We have agreed to expand our headquarters premises by approximately 48,000 square feet during 2018 and 2020. Our lease agreement also includes a further expansion right and a right of first offer to lease certain additional space and two options to extend the term of the lease for five years at a market rate determined in accordance with the lease.

We also have operations in or near:

•

Little Falls, New Jersey, where we lease approximately 26,000 square feet under an agreement that expires on June 30, 2023.  The lease includes a right of first offer to lease certain additional space and one option to extend the term of the lease for five years at a market rate determined in accordance with the lease.

•

Toronto, Ontario, where we lease approximately 17,000 square feet under an agreement that expires on December 31, 2021.  The lease includes a right of first offer to lease certain additional space and one option to extend the term of the lease for five years at a market rate determined in accordance with the lease.

•

Melbourne, Australia, where we lease approximately 11,000 square feet under an agreement that expires on October 15, 2021.  The lease includes one option to extend the term of the lease for three years at a market rate determined in accordance with the lease.

•

Sydney, Australia, where we lease approximately 4,000 square feet under an agreement that expires on April 30, 2020.  The lease includes a right of first offer to lease certain additional space and one option to extend the term of the lease for three years at a market rate determined in accordance with the lease.

•

Kiev, Ukraine, where we lease approximately 3,000 square feet under an agreement that expires on April 26, 2020.  The lease includes one option to extend the term of the lease for two years and 11 months at a market rate determined in accordance with the lease.

We believe that our current facilities are suitable and adequate to meet our current needs and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

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

	High	Low
Fiscal 2016
First Quarter	$69.48	$38.35
Second Quarter	$60.72	$40.94
Third Quarter	$74.85	$58.91
Fourth Quarter	$73.92	$61.40

Fiscal 2017
First Quarter	$72.60	$48.11
Second Quarter	$64.85	$53.99
Third Quarter	$64.40	$54.65
Fourth Quarter	$60.95	$45.02

Stockholders of Record.  As of February 9, 2018, we had 76 stockholders of record of our common stock, excluding holders whose stock is held either in nominee name and/or street name brokerage accounts.

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

Stock Performance Graph and Cumulative Total Return

Notwithstanding any statement to the contrary in any of our previous or future filings with the SEC, the following information relating to the price performance of our common stock shall not be deemed to be “filed” with the SEC or to be “soliciting material” under the Securities Exchange Act of 1934, as amended, (“Exchange Act”), and it shall not be deemed to be incorporated by reference into any of our filings under the (“Securities Act”) of 1933, as amended, or the Securities Act, or the Exchange Act, except to the extent we specifically incorporate it by reference into such filing.

The graph below compares the cumulative total stockholder return of our common stock with that of the Nasdaq US Benchmark TR Index and the Nasdaq US Benchmark Computer Services TR Index from December 31, 2012 through December 31, 2017, utilizing the last trading day of each respective year.  The graph assumes that $100 was invested in shares of our common stock, the Nasdaq US Benchmark TR Index and the Nasdaq US Benchmark Computer Services TR Index at the close of market on December 30, 2012, and that dividends, if any, were reinvested.  The comparisons in this graph are based on historical data and are not intended to forecast or be indicative of future performance of our common stock.

Comparison of Cumulative Total Returns of SPS Commerce, Inc., NASDAQ US Benchmark TR Index and

NASDAQ US Benchmark Computer Services TR Index

		NASDAQ US	NASDAQ US
		Benchmark	Benchmark Computer
	SPS Commerce	TR Index	Services TR Index
12/31/2012	100.0	100.0	100.0
12/31/2013	175.2	133.5	108.0
12/31/2014	151.9	150.1	102.8
12/31/2015	188.4	150.8	100.6
12/30/2016	187.5	170.5	161.3
12/29/2017	130.4	206.9	130.6

Use of Proceeds from Sales of Registered Securities

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On November 2, 2017, our board of directors authorized a program to repurchase up to $50.0 million of common stock.  Under the program, purchases may be made from time to time in the open market over the next two years.  During the fourth quarter of 2017, we repurchased 122,147 shares at a cost of $5.8 million.  As of December 31, 2017, $44.2 million of the $50.0 million of the share repurchases authorized was available for future share repurchases.

The following table presents the total number of shares of our common stock that we purchased during the fourth quarter of 2017, the average price paid per share, the number of shares that we purchased as part of our publicly announced repurchase program and the approximate dollar value of shares that still could be repurchased at the end of the applicable period.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
November 2 - 30, 2017	122,147	$47.61	122,147	$44,200,000
December 1 - 31, 2017	—	—	—	44,200,000
Total fourth quarter 2017	122,147	$47.61	122,147	$44,200,000

See Note H to our consolidated financial statements, included in this Annual Report on Form 10-K, for additional information regarding our stock repurchase program.

Item 6.	Selected Financial Data

The following selected financial data should be read together with our audited consolidated financial statements and the related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included elsewhere in this Annual Report on Form 10-K.  Our historical results are not necessarily indicative of results to be expected for any future period.

The statements of income data for each of the years ended December 31, 2017, 2016, and 2015, the balance sheet data as of December 31, 2017 and 2016, and the operating data relating to Adjusted EBITDA and non-GAAP income per diluted share for each of the years ended December 31, 2017, 2016, and 2015 have been derived from our audited consolidated financial statements, which are included in this Annual Report on Form 10-K.

The statements of income data for the years ended December 31, 2014 and 2013, the balance sheet data as of December 31, 2015, 2014 and 2013, and the operating data relating to Adjusted EBITDA and non-GAAP income per diluted share for each of the years ended December 31, 2014 and 2013 have been derived from our audited consolidated financial statements which are not included in this Annual Report on Form 10-K, but which have been included in prior Annual Reports on Form 10-K filed with the SEC.

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

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share data)
Statements of Income Data
Revenues	$220,566	$193,295	$158,518	$127,947	$104,391
Cost of revenues (1)	73,625	64,346	50,043	39,991	31,781
Gross profit	146,941	128,949	108,475	87,956	72,610
Operating expenses
Sales and marketing (1)	73,295	65,886	55,374	46,990	39,621
Research and development (1)	23,183	21,981	17,954	13,494	10,870
General and administrative (1)	37,461	28,827	24,817	20,233	17,189
Amortization of intangible assets (2)	4,574	4,738	3,307	2,856	3,158
Total operating expenses	138,513	121,432	101,452	83,573	70,838
Income from operations	8,428	7,517	7,023	4,383	1,772
Other income (expense)
Interest income, net	1,032	601	197	187	112
Other income (expense), net (3)	(320)	732	(145)	(458)	(147)
Total other income (expense), net	712	1,333	52	(271)	(35)
Income before income taxes	9,140	8,850	7,075	4,112	1,737
Income tax expense	11,580	3,140	2,436	1,408	686
Net (loss) income	$(2,440)	$5,710	$4,639	$2,704	$1,051

Net (loss) income per share
Basic	$(0.14)	$0.34	$0.28	$0.17	$0.07
Diluted	$(0.14)	$0.33	$0.27	$0.16	$0.07
Weighted average common shares outstanding
Basic	17,183	16,947	16,565	16,236	15,201
Diluted	17,183	17,241	17,032	16,814	15,931

	As of December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$123,127	$115,877	$121,538	$130,795	$131,294
Working capital	176,309	153,772	142,552	137,634	137,160
Total assets	335,520	298,229	261,731	243,775	223,330
Long-term liabilities	15,553	16,937	15,312	14,124	11,642
Total stockholders' equity	276,820	249,267	222,185	205,091	192,773

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(Unaudited, adjusted EBITDA in thousands)
Operating Data
Adjusted EBITDA (4)	$32,617	$26,502	$22,620	$18,160	$13,774
Non-GAAP income per diluted share with tax adjustments (5)	$0.96	$0.72	$0.63	$0.48	$0.36
Recurring revenue customers (6)	25,751	24,805	23,410	21,983	19,690

________________

(1)

For 2017, stock-based compensation expense included a $3.6 million charge due to immediate expensing of equity awards upon our Chief Executive Officer meeting certain age and years of service conditions.  Stock-based compensation expense was as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015	2014	2013
Cost of revenues	$1,887	$1,309	$989	$614	$475
Sales and marketing	2,197	2,412	1,978	1,933	1,481
Research and development	949	618	640	444	266
General and administrative	7,694	3,684	2,772	2,405	1,981
Total	$12,727	$8,023	$6,379	$5,396	$4,203
(2)	For 2013, amortization of intangible assets included $0.3 million for the impairment of a certain non-competition agreement.
(3)	For 2014, other expense included $0.3 million for a one-time Australian stamp duty tax related to the Leadtec acquisition.
(4)

Adjusted EBITDA consists of net income (loss) adjusted for depreciation and amortization, interest expense, interest income, income tax expense, stock-based compensation expense, the discrete impact from tax law change and other adjustments as necessary for a fair presentation.  In 2017, the discrete impact from tax law change included $8.6 million of tax expense related to The Job Cuts and Tax Act (Tax Act”) reduction in the corporate tax rate to 21.0% resulting in a decrease in our net deferred tax assets.  Other adjustments included the impact of the fair value adjustment for the Toolbox Solutions share-based earn-out liability in 2016, a one-time Australian stamp duty tax related to the Leadtec acquisition in 2014, as well as the impact of use tax refunds in 2015, 2014 and 2013 related to items previously expensed.  We use Adjusted EBITDA as a measure of operating performance because it assists us in comparing performance on a consistent basis, as it removes the impact of our capital structure from our operating results.  We believe Adjusted EBITDA is useful to an investor in evaluating our operating performance because it is widely used to measure a company’s operating performance without regard to items such as depreciation and amortization, which can vary depending upon accounting methods and the book value of assets, and to present a meaningful measure of corporate performance exclusive of our capital structure and the method by which assets were acquired.  The following table provides a reconciliation of net income (loss) to Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2017	2016	2015	2014	2013
Net (loss) income	$(2,440)	$5,710	$4,639	$2,704	$1,051
Depreciation and amortization	11,782	11,336	9,572	8,570	8,051
Interest income, net	(1,032)	(601)	(197)	(187)	(112)
Income tax expense	2,967	3,140	2,436	1,408	686
Discrete impact from tax law change	8,613	—	—	—	—
Stock-based compensation expense	12,727	8,023	6,379	5,396	4,203
Other	—	(1,106)	(209)	269	(105)
Adjusted EBITDA	$32,617	$26,502	$22,620	$18,160	$13,774
(5)

Non-GAAP income per share consists of net income (loss) plus stock-based compensation expense, amortization expense related to intangible assets, the discrete impact from tax law change and other adjustments as necessary for a fair presentation, divided by the weighted average number of shares of common stock outstanding during each period.  Other adjustments included the impact of the fair value adjustment for the Toolbox Solutions share-based earn-out liability in 2016.

Pursuant to a Compliance and Disclosure Interpretation published by the U.S. SEC in May 2016, related to the use of non-GAAP financial measures, in 2017, we began including an adjustment to non-GAAP income to reflect the income tax effects of the adjustments to GAAP net income (loss).  To quantify the tax effects, we recalculate income tax expense excluding the direct book and tax effects of the specific items constituting the non-GAAP adjustments. The difference between this recalculated income tax expense and GAAP income tax expense is presented as the income tax effect of the non-GAAP adjustments.

We believe non-GAAP income per share is useful to an investor because it is widely used to measure a company’s operating performance. The following table provides a reconciliation of net income (loss) to non-GAAP income per share (in thousands, except per share amounts):

	Year Ended December 31,
	2017	2016	2015	2014	2013
Net (loss) income	$(2,440)	$5,710	$4,639	$2,704	$1,051
Stock-based compensation expense	12,727	8,023	6,379	5,396	4,203
Amortization of intangible assets	4,574	4,738	3,307	2,856	3,158
Discrete impact from tax law change	8,613	—	—	—	—
Other	—	(1,106)	—	—	—
Non-GAAP income as historically reported	N/A	$17,365	$14,325	$10,956	$8,412
Income tax effects of adjustments	(6,774)	(4,925)	(3,566)	(2,891)	(2,622)
Non-GAAP income with tax adjustments	$16,700	$12,440	$10,759	$8,065	$5,790
Shares used to compute non-GAAP income per share
Basic	17,183	16,947	16,565	16,236	15,201
Diluted	17,356	17,241	17,032	16,814	15,931
Non-GAAP income per share with tax adjustments
Basic	$0.97	$0.73	$0.65	$0.50	$0.38
Diluted	$0.96	$0.72	$0.63	$0.48	$0.36
Non-GAAP income per share as historically reported
Basic	N/A	$1.02	$0.86	$0.67	$0.55
Diluted	N/A	$1.01	$0.84	$0.65	$0.53
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

Overview

We are a leading provider of cloud-based supply chain management solutions, providing network-proven fulfillment, sourcing and item assortment management solutions, along with comprehensive retail performance analytics to thousands of customers worldwide. We provide our solutions through the SPS Commerce Platform, a cloud-based product suite that improves the way retailers, suppliers, distributors and logistics firms orchestrate the sourcing, set up of new vendors and items and fulfillment of the products that consumers buy. We derive the majority of our revenues from thousands of monthly recurring subscriptions from businesses that utilize our solutions.

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

For the years ended December 31, 2017, 2016 and 2015, we generated revenues of $220.6 million, $193.3 million and $158.5 million, respectively. Our fiscal quarter ended December 31, 2017 represented our 68th consecutive quarter of increased revenues.  Recurring revenues from recurring revenue customers accounted for 92.5%, 91.6% and 90.8% of our total revenues for the years ended December 31, 2017, 2016 and 2015, respectively.  Our revenues are not concentrated with any customer, as our largest customer represented less than 1.0% of total revenues for the year ended December 31, 2017 and less than 2.0% of total revenues for the years ended December 31, 2016 and 2015.

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

Trading Partner Assortment. Today’s retail marketplace requires the management of tens and even hundreds of individual attributes associated with each item a retailer or supplier sells today. This information can include digital images/video, customer facing descriptions and measurements and warehouse information.  Our Assortment product provides robust, extensible management of this information, enabling accurate orders and rapid fulfillment.

Trading Partner Sourcing.  Through Retail Universe, our social network for the retail industry, retailers can source providers of new items, suppliers can connect with new retailers and the broader retailing community can make connections to expand their business networks and grow.

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

Cost of Revenues and Operating Expenses

Cost of Revenues.  Cost of revenues consist primarily of personnel costs for our customer success and implementation teams, customer support personnel and application support personnel.  Cost of revenues also includes our cost of network services, which is primarily data center costs for the locations where we keep the equipment that serves our customers and connectivity costs that facilitate electronic data transmission between our customers and their trading partners.

Sales and Marketing Expenses.  Sales and marketing expenses consist primarily of personnel costs for our sales, marketing and product management teams, commissions earned by our sales personnel and marketing costs. In order to expand our business, we will continue to add resources to our sales and marketing efforts over time.

Research and Development Expenses.  Research and development expenses consist primarily of personnel costs for development of new and maintenance of existing solutions, net of amounts capitalized as developed software.  Our research and development group is also responsible for enhancing existing solutions and applications as well as internal tools and developing new information maps that integrate our customers to their trading partners in compliance with those trading partners’ requirements.

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

Other Metrics

Recurring Revenue Customers.  As of December 31, 2017, we had approximately 26,000 customers with contracts to pay us monthly fees, which we refer to as recurring revenue customers.  We report recurring revenue customers at the end of a period.  A small portion of our recurring revenue customers consist of separate units within a larger organization.  We treat each of these units, which may include divisions, departments, affiliates and franchises, as distinct customers.

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

These non-GAAP measures should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP. These non-GAAP financial measures exclude significant expenses and income that are required by GAAP to be recorded in the company’s financial statements and are subject to inherent limitations. Investors should review the reconciliations of non-GAAP financial measures to the comparable GAAP financial measures that are included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Revenue Recognition

We generate revenues by providing three types of solutions to our customers; fulfillment, enablement and analytics.  Our cloud-based solutions allow our customers to meet their supply chain management requirements.

Revenues are recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable, and (4) collectability is probable.  If collection is not considered probable, revenues are recognized when the fees are collected.

Fees related to our fulfillment and analytics solutions consist of two revenue sources: set-up fees and recurring monthly fees.  Set-up fees are specific for each connection a customer has with a trading partner and most of our customers have connections with numerous trading partners.  Set-up fees are nonrefundable upfront fees that do not have standalone value to our customer and are not separable from the recurring monthly fees.  All set-up fees and related costs are deferred and recognized ratably over the average life of the connection between the customer and the trading partner, which is approximately two years.  We begin recognizing set-up fee revenue once the connection is established.  Set-up fees for which connections have not yet been established are classified as long-term.  We continue to evaluate the length of the amortization period as more experience is gained with cancellations and technology changes requested by our customers.  It is possible that, in the future, the period over which such subscription set-up fees and costs are amortized may be adjusted.  Any change in our estimate of the average connection life will affect our future results of operations.  The recurring monthly fees are comprised of both fixed and transaction-based fees that are recognized as earned.

See Note A to our consolidated financial statements, Recent Accounting Pronouncements, included in this Annual Report on Form 10-K, for additional information regarding the impacts to revenue for adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).

Income Taxes

We account for income taxes using the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance when, in our judgement, there is a less than a 50% likelihood that the deferred tax asset will be utilized.

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

On December 22, 2017, the Tax Act was signed into law.  The financial information included in the Form 10-K reflects the estimated impact of the enactment of the Tax Act.  See Note J to our consolidated financial statements for additional information regarding the Tax Act.

Results of Operations

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

The following table presents our results of operations for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2017		2016		Change
		% of revenue		% of revenue		%
Revenues	$220,566	100.0%	$193,295	100.0%	$27,271	14.1%
Cost of revenues	73,625	33.4	64,346	33.3	9,279	14.4
Gross profit	146,941	66.6	128,949	66.7	17,992	14.0
Operating expenses
Sales and marketing	73,295	33.2	65,886	34.1	7,409	11.2
Research and development	23,183	10.5	21,981	11.4	1,202	5.5
General and administrative	37,461	17.0	28,827	14.9	8,634	30.0
Amortization of intangible assets	4,574	2.1	4,738	2.5	(164)	(3.5)
Total operating expenses	138,513	62.8	121,432	62.8	17,081	14.1
Income from operations	8,428	3.8	7,517	3.9	911	12.1
Other income (expense)
Interest income, net	1,032	0.5	601	0.3	431	71.7
Other income (expense), net	(320)	(0.1)	732	0.4	(1,052)	(143.7)
Total other income, net	712	0.3	1,333	0.7	(621)	(46.6)
Income before income taxes	9,140	4.1	8,850	4.6	290	3.3
Income tax expense	11,580	5.3	3,140	1.6	8,440	268.8
Net (loss) income	$(2,440)	(1.1)%	$5,710	3.0%	$(8,150)	(142.7)%

Revenues.  Revenues for 2017 increased $27.3 million, or 14.1%, to $220.6 million from $193.3 million for 2016.  The increase in revenues resulted from two primary factors: the increase in recurring revenue customers and the increase in average recurring revenues per recurring revenue customer, which we also refer to as wallet share.

•	The number of recurring revenue customers increased 3.8% to 25,751 at December 31, 2017 from 24,805 at December 31, 2016.
•

Average recurring revenues per recurring revenue customer, or wallet share, increased 9.8% to $8,067 2017 from $7,344 for 2016.  This increase in wallet share was primarily attributable to increased fees resulting from increased usage of our solutions by our recurring revenue customers.

Recurring revenues from recurring revenue customers increased 15.2% in 2017, as compared to 2016, and accounted for 92.5% of our total revenues for 2017 and 91.6% for 2016.  We anticipate that the number of recurring revenue customers and wallet share will continue to increase as we increase the number of solutions we offer and increase the penetration of those solutions across our customer base.

Cost of Revenues.  Cost of revenues for 2017 increased $9.3 million, or 14.4%, to $73.6 million from $64.3 million for 2016.  This increase was primarily due to higher personnel-related costs of approximately $7.3 million, driven by increased headcount. Compared to 2016, stock-based compensation expense increased $0.6 million and direct network costs decreased $0.2 million.  We also incurred higher expenses for software and cloud-based subscriptions of $0.9 million and depreciation expense of $0.7 million for continued investment in the infrastructure supporting our solutions in 2017 as compared to 2016.  As a percentage of revenues, cost of revenues was 33.4% for 2017 compared to 33.3% for 2016.  Going forward, we anticipate that cost of revenues will increase in absolute dollars as we continue to expand our business.

Sales and Marketing Expenses.  Sales and marketing expenses for 2017 increased $7.4 million, or 11.2%, to $73.3 million from $65.9 million for 2016.  This increase was primarily due to increased headcount in 2017, which resulted in higher personnel-related costs of $3.0 million and increased commissions of approximately $4.4 million earned by sales personnel and referral partners from generating new business.  We also incurred $0.4 million in higher expenses for promotional expenses and $0.2 million in software and cloud-based subscriptions, offset by $0.3 million in lower expenses for depreciation and $0.2 million in stock-based compensation expense as compared to 2016. As a percentage of revenues, sales and marketing expenses were 33.2% for 2017 compared to 34.1% for 2016.  As we expand our business, we will continue to add resources to our sales and marketing efforts over time, and we expect that these expenses will continue to increase in absolute dollars.

Research and Development Expenses.  Research and development expenses for 2017 increased $1.2 million, or 5.5%, to $23.2 million from $22.0 million for 2016.  This increase was primarily due to higher expenses for software and cloud-based subscriptions of $0.7 million, higher personnel-related costs of $0.2 million and higher stock-based compensation of $0.3 million in 2017 as compared to 2016.  As a percentage of revenues, research and development expenses were 10.5% for 2017 compared to 11.4% for 2016.  As we enhance and expand our solutions and applications, we expect that research and development expenses will continue to increase in absolute dollars.

General and Administrative Expenses.  General and administrative expenses for 2017 increased $8.6 million, or 30.0%, to $37.5 million from $28.8 million for 2016.  This increase was primarily due to a $4.0 million increase in stock-based compensation driven by the immediate expensing of $3.6 million of equity awards upon our Chief Executive Officer meeting certain age and years of service conditions.  Increased headcount in 2017 resulted in higher personnel-related costs of $3.3 million.  These increases were offset by lower charitable contributions and hardware not capitalized and hardware maintenance costs in 2017 as compared to 2016.  As a percentage of revenues, general and administrative expenses were 17.0% for 2017 and 14.9% for 2016.  Going forward, we expect that general and administrative expenses will continue to increase in absolute dollars as we expand our business.

Amortization of Intangible Assets.  Amortization of intangible assets for 2017 decreased $0.2 million, or 3.5%, from 2016. This decrease was due to certain intangible assets becoming fully amortized during 2017.

Other Income (Expense), net.  Other income (expense), net for 2016 included a $1.0 million adjustment to the fair value of the Toolbox Solutions share-based earn-out liability due to a change in our estimate of probability of attainment.  There was no similar charge during 2017 as the contingent consideration arrangement had been resolved.

Income Tax Expense.  Our provisions for income taxes for 2017 and 2016 were $11.6 million and $3.1 million, respectively, and included current federal, state and foreign income taxes as well as deferred federal, state and foreign income taxes.  The increase in income tax expense in 2017 was primarily due to the tax law changes related to the Tax Act.  The 2017 provision included $8.6 million in income tax expense primarily driven by the reduction in the corporate income tax rate to 21.0%, offset by $0.9 million of discrete tax benefits from the adoption of ASU 2016-09 relating to stock-based compensation.  See Note J to our consolidated financial statements, included in this Annual Report on Form 10-K, for additional information regarding our income taxes.

Adjusted EBITDA.  Adjusted EBITDA, which is a non-GAAP measure of financial performance, consists of net income (loss) adjusted for depreciation and amortization, interest expense, interest income, income tax expense, stock-based compensation expense, the discrete impact from tax law change and other adjustments as necessary for a fair presentation.  Other adjustments included the impact of an earn-out adjustment related to the Toolbox Solutions acquisition in 2016.  The following table provides a reconciliation of net income (loss) to Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2017	2016
Net (loss) income	$(2,440)	$5,710
Depreciation and amortization	11,782	11,336
Interest income, net	(1,032)	(601)
Income tax expense	2,967	3,140
Discrete impact from tax law change	8,613	—
Stock-based compensation expense	12,727	8,023
Other	—	(1,106)
Adjusted EBITDA	$32,617	$26,502

Non-GAAP Income per Share.  Non-GAAP income per share, which is also a non-GAAP measure of financial performance, consists of net income (loss) plus stock-based compensation expense, amortization expense related to intangible assets, the discrete impact from tax law change and other adjustments as necessary for a fair presentation, divided by the weighted average number of shares of common stock outstanding during each period.  Other adjustments included the impact of the fair value adjustment for the Toolbox Solutions share-based earn-out liability in 2016.

Pursuant to a Compliance and Disclosure Interpretation published by the U.S. Securities and Exchange Commission in May 2016, related to the use of non-GAAP financial measures, in 2017, we began including an adjustment to non-GAAP income to reflect the income tax effects of the adjustments to GAAP net income (loss).  To quantify the tax effects, we recalculated income tax expense excluding the direct book and tax effects of the specific items constituting the non-GAAP adjustments. The difference between this recalculated income tax expense and GAAP income tax expense is presented as the income tax effect of the non-GAAP adjustments.

The following table provides a reconciliation of net income (loss) to non-GAAP income per share (in thousands, except per share amounts):

	Year Ended December 31,
	2017	2016
Net (loss) income	$(2,440)	$5,710
Stock-based compensation expense	12,727	8,023
Amortization of intangible assets	4,574	4,738
Discrete impact from tax law change	8,613	—
Other	—	(1,106)
Non-GAAP income as historically reported	N/A	$17,365
Income tax effects of adjustments	(6,774)	(4,925)
Non-GAAP income with tax adjustments	$16,700	$12,440
Shares used to compute non-GAAP income per share
Basic	17,183	16,947
Diluted	17,356	17,241
Non-GAAP income per share with tax adjustments
Basic	$0.97	$0.73
Diluted	$0.96	$0.72
Non-GAAP income per share as historically reported
Basic	N/A	$1.02
Diluted	N/A	$1.01

________________

N/A – not applicable

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

The following table presents our results of operations for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2016		2015		Change
		% of revenue		% of revenue		%
Revenues	$193,295	100.0%	$158,518	100.0%	$34,777	21.9%
Cost of revenues	64,346	33.3	50,043	31.6	14,303	28.6
Gross profit	128,949	66.7	108,475	68.4	20,474	18.9
Operating expenses
Sales and marketing	65,886	34.1	55,374	34.9	10,512	19.0
Research and development	21,981	11.4	17,954	11.3	4,027	22.4
General and administrative	28,827	14.9	24,817	15.7	4,010	16.2
Amortization of intangible assets	4,738	2.5	3,307	2.1	1,431	43.3
Total operating expenses	121,432	62.8	101,452	64.0	19,980	19.7
Income from operations	7,517	3.9	7,023	4.4	494	7.0
Other income (expense)
Interest income, net	601	0.3	197	0.1	404	205.1
Other income (expense)	732	0.4	(145)	(0.1)	877	604.8
Total other income, net	1,333	0.7	52	—	1,281	NM
Income before income taxes	8,850	4.6	7,075	4.5	1,775	25.1
Income tax expense	3,140	1.6	2,436	1.5	704	28.9
Net income	$5,710	3.0%	$4,639	2.9%	$1,071	23.1%

________________

NM – not meaningful

Revenues.  Revenues for 2016 increased $34.8 million, or 21.9%, to $193.3 million from $158.5 million for 2015.  The increase in revenues resulted from two primary factors: the increase in recurring revenue customers and the increase in average recurring revenues per recurring revenue customer, which we also refer to as wallet share.

•	The number of recurring revenue customers increased 6.0% to 24,805 at December 31, 2016 from 23,410 at December 31, 2015.
•

Average recurring revenues per recurring revenue customer, or wallet share, increased 15.8% to $7,344 for 2016 from $6,343 for 2015.  This increase in wallet share was primarily attributable to increased fees resulting from increased usage of our solutions by our recurring revenue customers.

Recurring revenues from recurring revenue customers increased 23.0% in 2016, as compared to 2015, and accounted for 91.6% of our total revenues for 2016 and 90.8% for 2015.  We anticipate that the number of recurring revenue customers and wallet share will continue to increase as we increase the number of solutions we offer and increase the penetration of those solutions across our customer base.

Cost of Revenues.  Cost of revenues for 2016 increased $14.3 million, or 28.6%, to $64.3 million from $50.0 million for 2015.  This increase was primarily due to increased headcount in 2016 which resulted in higher personnel-related costs of approximately $10.0 million, occupancy costs of approximately $0.8 million and stock-based compensation expense of $0.3.  We also incurred higher expenses for software and cloud-based subscriptions of $2.2 million and depreciation expense of $0.6 million for continued investment in the infrastructure supporting our solutions in 2016 as compared to 2015.  As a percentage of revenues, cost of revenues was 33.3% for 2016 compared to 31.6% for 2015.

Sales and Marketing Expenses.  Sales and marketing expenses for 2016 increased $10.5 million, or 19.0%, to $65.9 million from $55.4 million for 2015.  This increase was primarily due to increased headcount in 2016, which resulted in higher personnel-related costs of $8.1 million and stock-based compensation expense of $0.4 million, and increased commissions of approximately $2.0 million earned by sales personnel and referral partners from generating new business. As a percentage of revenues, sales and marketing expenses were 34.1% for 2016 compared to 34.9% for 2015.

Research and Development Expenses.  Research and development expenses for 2016 increased $4.0 million, or 22.4%, to $22.0 million from $18.0 million for 2015.  This increase was primarily due to increased headcount in 2016 which resulted in higher personnel-related costs of $3.5 million.  We also incurred higher expenses for software and cloud-based subscriptions of $0.4 million in 2016 as compared to 2015.  As a percentage of revenues, research and development expenses were 11.4% for 2016 and 11.3% for 2015.

General and Administrative Expenses.  General and administrative expenses for 2016 increased $4.0 million, or 16.2%, to $28.8 million from $24.8 million for 2015.  This increase was primarily due to increased headcount in 2016 which resulted in higher personnel-related costs of $1.4 million and stock-based compensation expense of $0.9 million.  We also incurred higher expenses for software subscription and maintenance of $1.0 million.  We also had increases in our provision for doubtful accounts, credit card fees and legal fees offset by lower charitable contributions in 2016 as compared to 2015.  As a percentage of revenues, general and administrative expenses were 14.9% for 2016 and 15.7% for 2015.

Amortization of Intangible Assets.  Amortization of intangible assets for 2016 increased $1.4 million from 2015. This increase was due to the impact of amortization from the intangible assets acquired in the Toolbox Solutions acquisition in January 2016.

Other Income (Expense), net.  Other income (expense), net for 2016 included a $1.0 million adjustment to the fair value of the Toolbox Solutions share-based earn-out liability due to a change in our estimate of probability of attainment.

Income Tax Expense.  Our provisions for income taxes for 2016 and 2015 were $3.1 million and $2.4 million, respectively, and included current federal, state and foreign income taxes as well as deferred federal and state income taxes.  The increase in income tax expense in 2016 was primarily due to the increase in pretax book income of $1.8 million.  See Note J to our consolidated financial statements, included in this Annual Report on Form 10-K, for additional information regarding our income taxes.

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

	Year Ended December 31,
	2016	2015
Net income	$5,710	$4,639
Depreciation and amortization	11,336	9,572
Interest income, net	(601)	(197)
Income tax expense	3,140	2,436
Stock-based compensation expense	8,023	6,379
Other	(1,106)	(209)
Adjusted EBITDA	$26,502	$22,620

Non-GAAP Income per Share.  Non-GAAP income per share, which is also a non-GAAP measure of financial performance, consists of net income plus stock-based compensation expense and amortization expense related to intangible assets divided by the weighted average number of shares of common stock outstanding during each period.

Pursuant to a Compliance and Disclosure Interpretation published by the SEC in May 2016, related to the use of non-GAAP financial measures, in 2017, we began including an adjustment to non-GAAP income to reflect the income tax effects of the adjustments to GAAP net income.  To quantify the tax effects, we recalculated income tax expense excluding the direct book and tax effects of the specific items constituting the non-GAAP adjustments. The difference between this recalculated income tax expense and GAAP income tax expense is presented as the income tax effect of the non-GAAP adjustments.

The following table provides a reconciliation of net income to non-GAAP income per share (in thousands, except per share amounts):

	Year Ended December 31,
	2016	2015
Net income	$5,710	$4,639
Stock-based compensation expense	8,023	6,379
Amortization of intangible assets	4,738	3,307
Other	(1,106)	—
Non-GAAP income as historically reported	$17,365	$14,325
Income tax effects of adjustments	(4,925)	(3,566)
Non-GAAP income with tax adjustments	$12,440	$10,759
Shares used to compute non-GAAP income per share
Basic	16,947	16,565
Diluted	17,241	17,032
Non-GAAP income per share with tax adjustments
Basic	$0.73	$0.65
Diluted	$0.72	$0.63
Non-GAAP income per share as historically reported
Basic	$1.02	$0.86
Diluted	$1.01	$0.84

Liquidity and Capital Resources

At December 31, 2017, our principal sources of liquidity were cash and cash equivalents, certificates of deposit and marketable securities totaling $168.5 million and accounts receivable, net of allowance for doubtful accounts of $24.9 million compared to cash and cash equivalents and marketable securities totaling $146.4 million and accounts receivable, net of allowance for doubtful accounts of $20.7 million at December 31, 2016.  Certificates of deposit and marketable securities are invested in accordance with our investment policy, with a goal of maintaining liquidity and capital preservation. Our cash equivalents and marketable securities are held in highly liquid money market funds, commercial paper, federal agency securities and corporate debt securities.

Net Cash Flows from Operating Activities

Net cash provided by operating activities was $31.1 million for 2017 compared to $18.8 million for 2016.  The increase in operating cash flows as compared to 2016 was driven by a $19.1 million increase in non-cash expenses and a $1.3 million increase in changes in assets and liabilities, primarily due to increases in deferred revenues and other current and non-current assets and accounts payable, partially offset by decreases in net income of $8.2 million, accounts receivable, deferred costs and deferred rent as compared to 2016.

Net cash provided by operating activities was $18.8 million for 2016 compared to $14.4 million for 2015.  The increase in operating cash flows as compared to 2015 was driven by a $1.1 million increase in net income, a $0.8 million increase in non-cash expenses and a $2.5 million increase, primarily due to increases in deferred revenues, accrued expenses and accounts payable, partially offset by increases in deferred costs and deferred rent as compared to 2015.

Cash Flows from Investing Activities

Net cash used in investing activities was $22.6 million for 2017 compared to $34.1 million for 2016.  The decrease in cash used in investing activities as compared to 2016 was primarily due to the prior year acquisition of Toolbox Solutions for $18.0 million and $18.0 million of increased maturities of investments, partially offset by $24.7 million increased purchases of investments.  For the years ended December 31, 2017 and 2016, we had capital expenditures of $7.3 million and $8.0 million, respectively.  Our capital expenditures are for supporting our business growth and existing customer base, as well as for our internal use such as equipment for our employees.

Net cash used in investing activities was $34.1 million for 2016 compared to $31.3 million for 2015.  The increase in cash used in investing activities as compared to 2015 was driven by the $18.0 million acquisition of Toolbox Solutions, net of cash acquired, partially offset by $15.0 million in cash provided by maturities of marketable securities.  There was no significant change in the amount of cash used for purchases of marketable securities or capital expenditures in 2016 compared to 2015.

Net Cash Flows from Financing Activities

Net cash used in financing activities for 2017 was $2.5 million which consisted of $5.8 million of repurchases of our common stock, partially offset by $1.4 million and $1.9 million of proceeds from the exercise of stock options and the net proceeds from the employee stock purchase plan, respectively.  Net cash provided by financing activities was $10.1 million and $8.3 million for 2016 and 2015, respectively, all related to the exercise of stock options and proceeds from our employee stock purchase plan.

Effect of Foreign Currency Exchange Rate Changes

Our results of operations and cash flows were not materially affected by fluctuation in foreign currency exchange rates.  We maintained approximately 7.8% of our total cash and cash equivalents outside of the U.S. in foreign currencies, primarily in Australian and Canadian dollars.  We believe that a significant change in foreign currency exchange rates or an inability to access these funds would not affect our ability to meet our operational needs.

Adequacy of Capital Resources

Our future capital requirements may vary significantly from those now planned and will depend on many factors, including:

•	costs to develop and implement new solutions and applications, if any;
•	sales and marketing resources needed to further penetrate our market and gain acceptance of new solutions and applications that we may develop;
•	expansion of our operations in the U.S. and internationally;
•	response of competitors to our solutions and applications; and
•	use of capital for acquisitions, if any.

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

Contractual and Commercial Commitment Summary

Our contractual obligations and commercial commitments as of December 31, 2017 are summarized below:

	Payments Due By Period (in thousands)
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$24,492	$3,833	$6,969	$6,894	$6,796

Seasonality

The size and breadth of our customer base mitigates the seasonality of any particular retailer.  As a result, our results of operations are not materially affected by seasonality.

Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled and provides an accounting policy election to account for forfeitures as they occur. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows within operating activities. The standard also allows entities to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting and clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on the statements of cash flows. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted.

We adopted ASU 2016-09 during the year ended December 31, 2017. The impact to our consolidated balance sheet as of January 1, 2017 was a $16.3 million increase in deferred income tax assets and a corresponding $16.3 million decrease in accumulated deficit. This impact results from the cumulative-effect adjustment for previously unrecognized excess tax benefits using the modified retrospective method required by the new standard. We elected to adopt the changes in cash flow statement presentation prospectively to be consistent with the prospective transition for the treatment of excess tax benefits in the income statement. Accordingly, we no longer classify excess tax benefits as a financing activity subsequent to January 1, 2017.

On December 22, 2017, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP related to the enactment of the Tax Act.  This guidance was adopted in the fourth quarter of 2017.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective.  These new requirements are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods.  The new revenue recognition standard will not materially impact our recognition of the primary fees received from customers for our cloud-based supply chain solutions.  The adoption of the new standard will impact our accounting for certain upfront set-up fees and the periods over which the related revenues are recognized, as well as the timing of cost recognition for some sales commissions.  When compared to previously reported amounts, revenue will decrease $0.5 million and $0.1 million for the years ended December 31, 2017 and 2016, respectively.  Commission expense, which is reported in sales and marketing expense, will decrease $2.0 million for the year ended December 31, 2017 and increase $1.0 million for the year ended December 31, 2016.

In February 2016, the FASB issued ASU 2016-02, Leases, which will supersede existing lease guidance and will require all leases with a term greater than 12 months to be recognized in the statements of financial position and eliminate current real estate-specific lease guidance, while maintaining substantially similar classification criteria for distinguishing between finance leases and operating leases. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. We believe the adoption of the new lease accounting standard will materially impact our consolidated financial statements by increasing our non-current assets and non-current liabilities on our consolidated balance sheets in order to record the right of use assets and related lease liabilities for our existing operating leases. We are in the process of determining the financial statement impact and are currently unable to estimate the impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350), which simplifies the test for goodwill impairment by eliminating step two from the goodwill impairment test. Under the new guidance, an entity should recognize an impairment charge for the amount based on the excess of a reporting unit’s carrying amount over its fair value. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. This guidance is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019 on a prospective basis, and earlier adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. We believe the adoption of this standard will not have a material impact on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity Risk.  The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss.  We are exposed to market risk related to changes in interest rates. However, based on the nature and current level of our investments (primarily cash and cash equivalents, which approximate fair value due to their short maturities, certificates of deposit and marketable securities), we believe there is no material risk exposure. We do not enter into investments for trading or speculative purposes.

We did not have any outstanding debt as of December 31, 2017 and 2016.  We therefore do not have any material risk to interest rate fluctuations.

Foreign Currency Exchange Risk.  We have revenue, expenses, assets and liabilities that are denominated in currencies other than the U.S. dollar, primarily the Australian dollar and Canadian dollar.  As of December 31, 2017, we maintained approximately 7.8% of our total cash and cash equivalents outside of the U.S. in foreign currencies, primarily in Australian and Canadian dollars. We believe that a significant change in foreign currency exchange rates or an inability to access these funds would not affect our ability to meet our operational needs. As we expand internationally, our results of operations and cash flows may be impacted by changes in foreign currency exchange rates, and would be adversely impacted when the U.S. dollar appreciates relative to other foreign currencies.  We have not used any forward contracts or currency borrowings to hedge our exposure to foreign currency exchange risk, although we may do so in the future.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
SPS Commerce, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of SPS Commerce, Inc. (and subsidiaries) (the Company) as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

We have served as the Company’s auditor since 2013.

Minneapolis, Minnesota
February 26, 2018

SPS COMMERCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)

	December 31,
	2017	2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$123,127	$115,877
Short-term investments	40,192	23,076
Accounts receivable, net	24,897	20,746
Deferred costs	25,091	19,224
Other current assets	6,149	7,010
Total current assets	219,456	185,933
PROPERTY AND EQUIPMENT, net	16,856	15,314
GOODWILL	51,613	49,777
INTANGIBLE ASSETS, net	16,529	19,788
INVESTMENTS	5,206	7,494
OTHER ASSETS
Deferred costs	6,770	6,086
Deferred income tax asset	17,551	12,446
Other assets	1,539	1,527
Total assets	$335,520	$298,365
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$4,463	$2,302
Accrued compensation	15,886	13,740
Accrued expenses	4,712	3,508
Deferred revenue	16,407	11,055
Deferred rent	1,679	1,556
Total current liabilities	43,147	32,161
OTHER LIABILITIES
Deferred revenue	10,602	10,847
Deferred rent	3,064	4,179
Deferred income tax liability	1,887	1,911
Total liabilities	58,700	49,098
COMMITMENTS and CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 55,000,000 shares authorized; 17,249,153 and 17,081,145 shares issued; and 17,127,006 and 17,081,145 outstanding, respectively	17	17
Treasury stock, at cost; 122,147 and 0 shares, respectively	(5,815)	—
Additional paid-in capital	301,863	286,315
Accumulated deficit	(19,902)	(33,739)
Accumulated other comprehensive income (loss)	657	(3,326)
Total stockholders’ equity	276,820	249,267
Total liabilities and stockholders’ equity	$335,520	$298,365

See accompanying notes to these consolidated financial statements.

SPS COMMERCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenues	$220,566	$193,295	$158,518
Cost of revenues	73,625	64,346	50,043
Gross profit	146,941	128,949	108,475
Operating expenses
Sales and marketing	73,295	65,886	55,374
Research and development	23,183	21,981	17,954
General and administrative	37,461	28,827	24,817
Amortization of intangible assets	4,574	4,738	3,307
Total operating expenses	138,513	121,432	101,452
Income from operations	8,428	7,517	7,023
Other income (expense)
Interest income, net	1,032	601	197
Other income (expense), net	(320)	732	(145)
Total other income, net	712	1,333	52
Income before income taxes	9,140	8,850	7,075
Income tax expense	11,580	3,140	2,436
Net (loss) income	$(2,440)	$5,710	$4,639
Net (loss) income per share
Basic	$(0.14)	$0.34	$0.28
Diluted	$(0.14)	$0.33	$0.27
Weighted average common shares used to compute net (loss) income per share
Basic	17,183	16,947	16,565
Diluted	17,183	17,241	17,032
Other comprehensive income
Foreign currency translation adjustments	3,944	336	(2,119)
Unrealized loss on investments, net of tax of $0, $5 and $31	-	(9)	(59)
Reclassification of unrealized loss on investments into earnings, net of tax of $24, $0 and $0	39	-	-
Comprehensive income	$1,543	$6,037	$2,461

See accompanying notes to these consolidated financial statements.

SPS COMMERCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except shares)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balances, January 1, 2015	16,348,747	$16	—	$—	$250,633	$(44,088)	$(1,470)	$205,091
Stock-based compensation	—	—	—	—	6,379	—	—	6,379
Exercise of stock options and issuance of restricted stock	346,885	1	—	—	4,439	—	—	4,440
Excess tax benefit of stock options exercised	—	—	—	—	2,336	—	—	2,336
Employee stock purchase plan	28,362	—	—	—	1,478	—	—	1,478
Net income	—	—	—	—	—	4,639	—	4,639
Foreign currency translation adjustments	—	—	—	—	—	—	(2,119)	(2,119)
Unrealized loss on investments	—	—	—	—	—	—	(59)	(59)
Balances, December 31, 2015	16,723,994	17	—	—	265,265	(39,449)	(3,648)	222,185
Stock-based compensation	—	—	—	—	8,023	—	—	8,023
Exercise of stock options and issuance of restricted stock	279,841	—	—	—	4,303	—	—	4,303
Excess tax benefit of stock options exercised	—	—	—	—	4,070	—	—	4,070
Employee stock purchase plan	33,357	—	—	—	1,732	—	—	1,732
Stock issued for acquisition	43,953	—	—	—	2,922	—	—	2,922
Net income	—	—	—	—	—	5,710	—	5,710
Foreign currency translation adjustments	—	—	—	—	—	—	336	336
Reclassification of losses on investments into earnings	—	—	—	—	—	—	18	18
Unrealized loss on investments	—	—	—	—	—	—	(32)	(32)
Balances, December 31, 2016	17,081,145	17	—	—	286,315	(33,739)	(3,326)	249,267
Stock-based compensation	—	—	—	—	12,728	—	—	12,728
Exercise of stock options and issuance of restricted stock	135,906	—	—	—	1,410	—	—	1,410
Cumulative-effect adjustment for previously unrecognized excess tax benefits	—	—	—	—	—	16,277	—	16,277
Employee stock purchase plan	40,968	—	—	—	1,933	—	—	1,933
Retirement of escrow shares	(8,866)	—	—	—	(523)	—	—	(523)
Repurchases of common stock	(122,147)	—	122,147	(5,815)	—	—	—	(5,815)
Net (loss)	—	—	—	—	—	(2,440)	—	(2,440)
Foreign currency translation adjustments	—	—	—	—	—	—	3,944	3,944
Reclassification of loss on investments into earnings	—	—	—	—	—	—	39	39
Balances, December 31, 2017	17,127,006	$17	122,147	$(5,815)	$301,863	$(19,902)	$657	$276,820

See accompanying notes to these consolidated financial statements.

SPS COMMERCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net (loss) income	$(2,440)	$5,710	$4,639
Reconciliation of net (loss) income to net cash provided by operating activities
Deferred income taxes	10,854	(1,698)	(38)
Share-based earn-out liability	—	(1,103)	—
Depreciation and amortization of property and equipment	7,208	6,598	6,265
Amortization of intangible assets	4,574	4,738	3,307
Provision for doubtful accounts	1,705	1,375	1,271
Stock-based compensation	12,728	8,023	6,379
Other, net	(15)	—	—
Changes in assets and liabilities, net of effects of acquisition
Accounts receivable	(5,586)	(3,735)	(3,517)
Deferred costs	(6,548)	(4,964)	(3,023)
Other current and non-current assets	393	(1,911)	(2,037)
Accounts payable	832	(382)	(1,569)
Accrued compensation	2,073	2,180	1,295
Accrued expenses	1,192	990	(461)
Deferred revenue	5,107	2,710	587
Deferred rent	(1,027)	234	1,331
Net cash provided by operating activities	31,050	18,765	14,429
Cash flows from investing activities
Purchases of property and equipment	(7,271)	(8,008)	(8,757)
Purchases of investments	(47,878)	(23,135)	(22,527)
Maturities of investments	33,029	15,018	—
Acquisition of business and intangible assets, net of cash acquired	(500)	(18,032)	—
Net cash used in investing activities	(22,620)	(34,157)	(31,284)
Cash flows from financing activities
Repurchases of common stock	(5,815)	—	—
Net proceeds from exercise of options to purchase common stock	1,410	4,303	4,440
Excess tax benefit from exercise of options to purchase common stock	—	4,070	2,336
Net proceeds from employee stock purchase plan	1,933	1,732	1,478
Net cash (used in) provided by financing activities	(2,472)	10,105	8,254
Effect of foreign currency exchange rate changes	1,292	(374)	(656)
Net increase (decrease) in cash and cash equivalents	7,250	(5,661)	(9,257)
Cash and cash equivalents at beginning of year	115,877	121,538	130,795
Cash and cash equivalents at end of year	$123,127	$115,877	$121,538
Supplemental disclosure of cash flow information
Cash paid for income taxes, net	$1,068	$722	$114
Non-cash financing activities:
Net purchases of property and equipment on account	$1,335	$—	$—
Common stock issued for business acquisitions	$—	$2,922	$—

See accompanying notes to these consolidated financial statements.

SPS COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – General

Business Description

We are a leading provider of cloud-based supply chain management solutions, providing network-proven fulfillment, sourcing and item assortment management solutions, along with comprehensive retail performance analytics to thousands of customers worldwide.  We provide our solutions through the SPS Commerce Platform, a cloud-based product suite that improves the way retailers, suppliers, distributors and logistics firms orchestrate the sourcing, set up of new vendors and items, and fulfillment of the products that consumers buy.  We derive the majority of our revenues from thousands of monthly recurring subscriptions from businesses that utilize our solutions.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of SPS Commerce, Inc. and its subsidiaries.  All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Foreign Currency Translation

Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the exchange rates in effect at the balance sheet date, with the resulting translation adjustments recorded as a separate component of accumulated other comprehensive loss.  Income and expense accounts are translated at the average exchange rates during the year.  Foreign currency transaction gains and losses, if any, are included in net income (loss).

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

Investments

Management determines the appropriate classification of certificates of deposit and marketable securities at the time of purchase and reevaluates such determination at each balance sheet date.  Securities are classified as available for sale and are carried at fair value, with the change in unrealized gains and losses, net of tax, reported as a separate component on the consolidated statements of comprehensive income.  Fair value is determined based on quoted market rates when observable or utilizing data points that are observable, such as quoted prices, interest rates and yield curves.  When a determination has been made that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is realized and is included in other income (expense), net in the consolidated statements of comprehensive income.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, which include cash, cash equivalents, accounts receivable, accounts payable and other accrued expenses, approximates fair value due to their short maturities.  Marketable securities are recorded at fair value as further described in Note C.

Accounts Receivable

Accounts receivable are initially recorded upon the sale of solutions to customers.  Credit is granted in the normal course of business without collateral.  Accounts receivable are stated net of allowances for doubtful accounts, which represent estimated losses resulting from the inability of certain customers to make the required payments.  When determining the allowances for doubtful accounts, we take several factors into consideration including the overall composition of the accounts receivable aging, our prior history of accounts receivable write-offs, the type of customers and our experience with specific customers.  We write-off accounts receivable when they are determined to be uncollectible.  Changes in the allowances for doubtful accounts are recorded as bad debt expense and are included in general and administrative expense in our consolidated statements of comprehensive income.

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

Revenue Recognition

We generate revenues by providing three types of solutions to our customers; fulfillment, enablement and analytics.  Our cloud-based solutions allow our customers to meet their supply chain management requirements.

Revenues are recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable, and (4) collectability is probable.  If collection is not considered probable, revenues are recognized when the fees are collected.

Fees related to our fulfillment and analytics solutions consist of two revenue sources: set-up fees and recurring monthly fees.  Set-up fees are specific for each connection a customer has with a trading partner and most of our customers have connections with numerous trading partners.  Set-up fees are nonrefundable upfront fees that do not have standalone value to our customer and are not separable from the recurring monthly fees.  All set-up fees and related costs are deferred and recognized ratably over the average life of the connection between the customer and the trading partner, which is approximately two years.  We begin recognizing set-up fee revenue once the connection is established.  Set-up fees for which connections have not yet been established are classified as long-term.  We continue to evaluate the length of the amortization period as more experience is gained with cancellations and technology changes requested by our customers.  It is possible that, in the future, the period over which such subscription set-up fees and costs are amortized may be adjusted.  Any change in our estimate of the average connection life will affect our future results of operations.  The recurring monthly fees are comprised of both fixed and transaction-based fees that are recognized as earned.

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

Income Taxes

We account for income taxes using the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance when, in our judgement, there is a less than a 50% likelihood that the deferred tax asset will be utilized.

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

Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”).  The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled and provides an accounting policy election to account for forfeitures as they occur.  In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows within operating activities.  The standard also allows entities to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting and clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on the statements of cash flows.  The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted.

We adopted ASU 2016-09 during the year ended December 31, 2017.  The impact to our consolidated balance sheet as of January 1, 2017 was a $16.3 million increase in deferred income tax assets and a corresponding $16.3 million decrease in accumulated deficit.  This impact results from the cumulative-effect adjustment for previously unrecognized excess tax benefits using the modified retrospective method required by the new standard.  We elected to adopt the changes in cash flow statement presentation prospectively to be consistent with the prospective transition for the treatment of excess tax benefits in the income statement.  Accordingly, we no longer classify excess tax benefits as a financing activity subsequent to January 1, 2017.

On December 22, 2017, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP related to the enactment of the comprehensive tax legislation, commonly referred to as the Tax Cut and Jobs Act (“Tax Act”).  This guidance was adopted in the fourth quarter of 2017.  Additional information regarding our adoption of this guidance is contained in Note J.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective.  These new requirements are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods.  The new revenue recognition standard will not materially impact our recognition of the primary fees received from customers for our cloud-based supply chain solutions.  The adoption of the new standard will impact our accounting for certain upfront set-up fees and the periods over which the related revenues are recognized, as well as the timing of cost recognition for some sales commissions.  When compared to previously reported amounts, revenue will decrease $0.5 million and $0.1 million for the years ended December 31, 2017 and 2016, respectively.  Commission expense, which is reported in sales and marketing expense, will decrease $2.0 million for the year ended December 31, 2017 and increase $1.0 million for the year ended December 31, 2016.

In February 2016, the FASB issued ASU 2016-02, Leases, which will supersede existing lease guidance and will require all leases with a term greater than 12 months to be recognized in the statements of financial position and eliminate current real estate-specific lease guidance, while maintaining substantially similar classification criteria for distinguishing between finance leases and operating leases.  This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted.  We believe the adoption of the new lease accounting standard will materially impact our consolidated financial statements by increasing our non-current assets and non-current liabilities on our consolidated balance sheets in order to record the right of use assets and related lease liabilities for our existing operating leases.  We are in the process of determining the financial statement impact and are currently unable to estimate the impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350), which simplifies the test for goodwill impairment by eliminating step two from the goodwill impairment test.  Under the new guidance, an entity should recognize an impairment charge for the amount based on the excess of a reporting unit’s carrying amount over its fair value.  The impairment charge will be limited to the amount of goodwill allocated to that reporting unit.  This guidance is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019 on a prospective basis, and earlier adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017.  We believe the adoption of this standard will not have a material impact on our consolidated financial statements.

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
$21,997

The final purchase price was subject to a net working capital adjustment to be determined by the sellers and us, pursuant to the terms of the purchase agreement.  The number of shares of our common stock issued for the acquisition was a net of 43,953 shares, which consisted of 48,668 shares issued at closing, as calculated according to the terms of the purchase agreement, less 4,715 shares that were returned to us from escrow in the fourth quarter of 2016.

The following table summarizes the estimated fair values of the assets acquired, net of cash acquired of $0.4 million, and liabilities assumed at the acquisition date (in thousands):

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

Acquisition-Related Costs and Post-Acquisition Operating Results

Acquisition-related costs were $0.1 million and are included in our consolidated statement of comprehensive income for the year ended December 31, 2016. The operating results of Toolbox Solutions have been included in our consolidated financial statements since January 5, 2016, the closing date of the acquisition.  For the period from January 5, 2016 through December 31, 2016, approximately $7.9 million of our revenues were derived from Toolbox Solutions’ products and services.  The amount of operating income or loss from Toolbox Solutions was not separately identifiable due to our integration.

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

NOTE C – Financial Instruments

We invest primarily in money market funds, certificates of deposit, highly liquid debt instruments of the U.S. government and U.S. corporate debt securities.  All highly liquid investments with original maturities of 90 days or less are classified as cash equivalents.  All investments with original maturities greater than 90 days and remaining maturities less than one year from the balance sheet date are classified as short-term investments.  Investments with remaining maturities of more than one year from the balance sheet date are classified as long-term investments.

Our short- and long-term marketable securities are classified as available-for-sale.  We intend to hold marketable securities until maturity; however, we may sell these securities at any time for use in current operations or for other purposes.  Consequently, we may or may not keep securities with stated holding periods to maturity.

Our marketable securities are carried at fair value and unrealized gains and losses on these investments, net of taxes, are included in accumulated other comprehensive loss in the consolidated balance sheets.  Realized gains or losses are included in other income (expense), net in the consolidated statements of comprehensive income.  When a determination has been made that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is realized and is included in other income (expense), net in the consolidated statements of comprehensive income.

Cash equivalents and short- and long-term investments consisted of the following (in thousands):

	December 31,
	2017			2016
	Amortized	Unrealized	Fair	Amortized	Unrealized	Fair
	Cost	Gains (Losses)	Value	Cost	Gains (Losses)	Value
Cash equivalents:
Money market funds	$104,544	$—	$104,544	$75,375	$—	$75,375
Certificate of deposit	7,814	—	7,814	—	—	—
Marketable securities:
Corporate bonds	17,758	(57)	17,701	15,681	(96)	15,585
Commercial paper	7,456	20	7,476	4,977	10	4,987
U.S. treasury securities	12,381	26	12,407	7,489	10	7,499
U.S. agency obligations	—	—	—	2,497	3	2,500
	$149,953	$(11)	$149,942	$106,019	$(73)	$105,946
Due within one year			$144,736			$98,452
Due within two years			5,206			7,494
Total			$149,942			$105,946

We do not believe any of the unrealized losses represent an other-than-temporary impairment based on our assessment of available evidence as of December 31, 2017.  We expect to receive the full principal and interest on all of these cash equivalents and short- and long-term investments.

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

•	Level 1 – quoted prices in active markets for identical assets or liabilities.
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

The following table presents information about our financial assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

	Level 1	Level 2	Level 3	Total
Assets at December 31, 2017:
Cash equivalents:
Money market funds	$104,544	$—	$—	$104,544
Certificate of deposit	7,814	—	—	7,814
Marketable securities:
Corporate bonds	—	17,700	—	17,700
Commerical paper	—	7,477	—	7,477
U.S. treasury securities	—	12,407	—	12,407
	$112,358	$37,584	$—	$149,942
Assets at December 31, 2016:
Cash equivalents:
Money market funds	$75,375	$—	$—	$75,375
Marketable securities:
Corporate bonds	—	15,585	—	15,585
Commerical paper	—	4,987	—	4,987
U.S. treasury securities	—	7,499	—	7,499
U.S. agency obligations	—	2,500	—	2,500
	$75,375	$30,571	$—	$105,946

NOTE D – Allowance for Doubtful Accounts

The allowance for doubtful accounts activity, included in accounts receivable, net, was as follows (in thousands):

	2017	2016	2015
Balances, January 1	$515	$446	$279
Provision for doubtful accounts	1,705	1,375	1,271
Write-offs, net of recoveries	(1,457)	(1,306)	(1,104)
Balances, December 31	$763	$515	$446

NOTE E – Property and Equipment, net

Property and equipment, net included the following (in thousands):

	December 31,
	2017	2016
Computer equipment and software	$35,326	$29,270
Office equipment and furniture	7,439	7,087
Leasehold improvements	8,042	7,844
	50,807	44,201
Less: accumulated depreciation and amortization	(33,951)	(28,887)
	$16,856	$15,314

At December 31, 2017 and 2016, property and equipment, net included approximately $2.2 million and $2.1 million, respectively, of assets held at subsidiary and office locations outside of the U.S.

NOTE F – Goodwill and Intangible Assets, net

The changes in the net carrying amount of goodwill for the years ended December 31, 2017 and 2016 are as follows (in thousands):

	2017	2016
Balances, January 1	$49,777	$33,848
Additions from business acquisitions	—	15,389
Foreign currency translation	1,836	540
Balances, December 31	$51,613	$49,777

Intangible assets, net included the following (in thousands):

	December 31, 2017
	Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net
Subscriber relationships	$34,350	$(19,592)	$614	$15,372
Non-competition agreements	2,499	(2,058)	45	486
Technology and other	2,130	(1,518)	59	671
	$38,979	$(23,168)	$718	$16,529

	December 31, 2016
	Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net
Subscriber relationships	$33,736	$(15,708)	$295	$18,323
Non-competition agreements	2,234	(1,818)	17	433
Technology and other	2,089	(1,120)	63	1,032
	$38,059	$(18,646)	$375	$19,788

Amortization expense was $4.6 million, $4.7 million and $3.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.  At December 31, 2017, future amortization expense for intangible assets was as follows (in thousands):

2018	$4,022
2019	3,730
2020	3,365
2021	2,520
2022	1,449
Thereafter	1,443
$16,529

NOTE G – Commitments and Contingencies

Operating Leases

We are obligated under non-cancellable operating leases primarily for office space.  Rent expense for all operating leases, which includes minimum lease payments and other charges such as common area maintenance fees, charged to operations was $4.9 million, $5.0 million and $4.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

On December 20, 2017, we executed the fourth amendment to our lease agreement for our current headquarters located in Minneapolis, Minnesota where we lease approximately 166,000 square feet under an agreement that expires on April 30, 2025.  We have agreed to expand our headquarters premises by approximately 48,000 square feet during 2018 and 2020. Our lease agreement also includes a further expansion right and a right of first offer to lease certain additional space and two options to extend the term of the lease for five years at a market rate determined in accordance with the lease.  We received $3.2 million in incentives upon execution of the amendment which have been incorporated into our deferred rent calculation.

At December 31, 2017, our future minimum payments under operating leases were as follows (in thousands):

2018	$3,833
2019	3,847
2020	3,122
2021	3,624
2022	3,270
Thereafter	6,796
$24,492

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

During the second quarter of 2017, 8,866 shares were returned from escrow pursuant to the agreement with Toolbox Solutions.

Stock Repurchase Program

On November 2, 2017, our board of directors authorized a program to repurchase up to $50.0 million of common stock.  Under the program, purchases may be made from time to time in the open market over the next two years.  The number of shares to be purchased and the timing of purchases will be based on the price of our common stock, general business and market conditions and other investment considerations and factors.

The program does not obligate us to repurchase any specific number of shares and may be suspended or discontinued at any time without prior notice.  We intend to finance the share repurchase program with cash on hand.

During the fourth quarter of 2017, we repurchased 122,147 shares at a cost of $5.8 million. As of December 31, 2017, $44.2 million of the $50.0 million share repurchases authorized was available for future share repurchases.

NOTE I – Stock-Based Compensation

Our equity compensation plans provide for the grant of incentive and nonqualified stock options, as well as other stock-based awards including restricted stock and restricted stock units, to employees, non-employee directors and other consultants who provide services to us.  Restricted stock awards result in the issuance of new shares when granted.  For other stock-based awards, new shares are issued when the award is exercised, vested or released according to the terms of the agreement.  In February 2017 and February 2016, 1,024,868 and 1,003,439 additional shares, respectively, were reserved for future issuance under our 2010 Equity Incentive Plan.  At December 31, 2017, there were approximately 4.6 million shares available for grant under approved equity compensation plans.

We recorded stock-based compensation expense of $12.7 million, $8.0 million and $6.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.  During the year ended December 31, 2017, stock-based compensation expense included a $3.6 million charge due to immediate expensing of equity awards upon our Chief Executive Officer meeting certain age and years of service conditions. Stock-based compensation expense was allocated as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cost of revenues	$1,887	$1,309	$989
Operating expenses
Sales and marketing	2,197	2,412	1,978
Research and development	949	618	640
General and administrative	7,694	3,684	2,772
Total stock-based compensation expense	$12,727	$8,023	$6,379

As of December 31, 2017, there was approximately $11.6 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a straight-line basis over a weighted-average period of 2.5 years.

Stock Options

Stock options generally vest over four years and have a contractual term of seven to ten years from the date of grant.  Our stock option activity was as follows:

		Weighted Average
	Options	Exercise Price
	(#)	($/share)
Outstanding at January 1, 2015	1,085,463	$26.53
Granted	181,487	67.50
Exercised	(305,106)	14.55
Forfeited	(18,741)	45.82
Outstanding at December 31, 2015	943,103	37.91
Granted	340,609	48.58
Exercised	(221,630)	19.42
Forfeited	(46,070)	55.58
Outstanding at December 31, 2016	1,016,012	44.72
Granted	172,697	55.87
Exercised	(65,502)	21.53
Forfeited	(25,876)	55.93
Outstanding at December 31, 2017	1,097,331	47.60

Of the total outstanding options at December 31, 2017, 743,471 were exercisable with a weighted average exercise price of $44.58 per share.  The total outstanding options had a weighted average remaining contractual life of 4.0 years.

The fair value of options that vested during the years ended December 31, 2017, 2016 and 2015 was $4.2 million, $3.4 million and $3.1 million, respectively.

The intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015 was $2.8 million, $8.6 million and $16.8 million, respectively.  The intrinsic value of outstanding options at December 31, 2017, 2016 and 2015 was $7.3 million, $25.6 million and $30.5 million, respectively.

The weighted-average fair values per share of options granted during the years ended December 31, 2017, 2016 and 2015 were $18.85, $16.13 and $23.09, respectively.  The fair values of the options granted were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2017	2016	2015
Volatility	38%	38%	39%
Dividend yield	—	—	—
Life (in years)	4.51	4.54	4.52
Risk-free interest rate	1.85%	1.19%	1.36%

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

Performance Share Units and Restricted Stock Units and Awards

In February 2017, our executive officers were granted performance share unit (“PSU”) awards with vesting contingent on successful attainment of predetermined revenue targets over the course of a three-year performance period.  No expense for PSU awards was recognized during the year ended December 31, 2017 as the probability of attainment of the revenue target decreased.

Restricted stock units (“RSU”) vest over four years and, upon vesting, the holder is entitled to receive shares of our common stock.  With restricted stock awards (“RSA”), shares of our common stock are issued when the award is granted and the restrictions lapse over one year.

Our PSU and RSU activity was as follows:

		Weighted Average
	PSUs and RSUs	Grant Date Fair
	(#)	Value ($/share)
Outstanding at January 1, 2015	115,133	$45.25
Granted	68,159	67.50
Vested and common stock issued	(37,669)	40.91
Forfeited	(5,058)	54.28
Outstanding at December 31, 2015	140,565	56.88
Granted	115,896	48.32
Vested and common stock issued	(52,133)	48.19
Forfeited	(15,286)	55.48
Outstanding at December 31, 2016	189,042	54.14
Granted	211,168	55.62
Vested and common stock issued	(64,950)	53.64
Forfeited	(13,348)	55.39
Outstanding at December 31, 2017	321,912	55.16

The number of PSUs and RSUs outstanding at December 31, 2017 included 44,177 units that have vested, but the shares of common stock have not yet been issued pursuant to the terms of the agreement.

Our RSA activity was as follows:

		Weighted Average
	RSAs	Grant Date Fair
	(#)	Value ($/share)
Outstanding at January 1, 2015	1,338	$51.74
Restricted common stock issued	4,110	67.37
Restrictions lapsed	(4,416)	62.63
Outstanding at December 31, 2015	1,032	67.39
Restricted common stock issued	6,078	52.27
Restrictions lapsed	(5,586)	55.06
Outstanding at December 31, 2016	1,524	52.28
Restricted common stock issued	5,454	58.29
Restrictions lapsed	(5,610)	56.65
Outstanding at December 31, 2017	1,368	58.29

Employee Stock Purchase Plan

Effective July 1, 2012, we adopted an employee stock purchase plan which allows participating employees to purchase shares of our common stock at a discount through payroll deductions.  The plan is available to all employees subject to certain eligibility requirements.  Participating employees may purchase common stock, on a voluntary after tax basis, at a price that is the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period.  The plan consists of two six-month offering periods, beginning on January 1 and July 1 of each calendar year.  A total of 1.0 million shares of common stock are remaining for issuance under the plan.

For the offering periods in 2017, 2016 and 2015, we withheld approximately $1.9 million, $1.7 million and $1.5 million, respectively, from employees participating in the plan and purchased 40,968 shares, 33,357 shares and 28,362 shares, respectively, on their behalf.

For the years ended December 31, 2017, 2016 and 2015, we recorded approximately $0.7 million, $0.6 million and $0.4 million, respectively, of stock-based compensation expense associated with the employee stock purchase plan.  The fair value was estimated based on the market price of our common stock at the beginning of each offering period and using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2017	2016	2015
Volatility	32%	37%	30%
Dividend yield	—	—	—
Life (in years)	0.50	0.50	0.50
Risk-free interest rate	0.90%	0.42%	0.12%

NOTE J – Income Taxes

Our provisions for income taxes included current federal, foreign and state income tax expense, as well as deferred tax expense as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current
Federal	$(184)	$3,684	$2,066
State	258	555	289
Foreign	652	599	119
Deferred
Federal	11,551	(988)	103
State	(342)	(133)	(141)
Foreign	(355)	(577)	—
	$11,580	$3,140	$2,436

The current federal provision in the table above includes a $0.4 million reclass of alternative minimum tax (“AMT”) credit carryforwards from the deferred federal provision. These unutilized AMT credit carryforwards become partially refundable in 2019, 2020 and 2021 and fully refundable in 2022.

A reconciliation of the expected federal income tax at the statutory rate to the provision for income taxes was as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Expected federal income tax at statutory rate	$3,107	$3,011	$2,404
State income taxes, net of federal tax effect	366	320	246
Tax impact of foreign activity	(105)	(115)	39
Permanent book/tax differences	460	372	67
Change in valuation allowance	16	(35)	(27)
Change in state deferred rate	(134)	(67)	(118)
Research and development credit	(227)	(261)	(200)
Tax impact of Tax Cuts and Jobs Act	8,613	—	—
Tax impact of stock activity	(925)	—	—
Other	409	(85)	25
Total provision for income taxes	$11,580	$3,140	$2,436

The tax provision for the year ended December 31, 2017 includes tax benefits of $0.9 million for the excess tax deduction from stock activity.  It also includes tax expense of $8.6 million related to The Job Cuts and Tax Act (“Tax Act”), primarily due to the reduction in corporate tax rate to 21.0% resulting in a decrease in our U.S. net deferred tax assets.

Differences between our effective tax rate and statutory tax rates are primarily due to the impact of the Tax Act, as well as permanently non-deductible expenses partially offset by the federal research and development credit.  Additionally, under ASU 2016-09, excess tax benefits generated upon settlement or exercise of stock awards are now recognized as a reduction to income tax expense as a discrete tax item in the period that the event occurs creating potentially significant fluctuation in tax expense by year.

The significant components of our deferred tax assets (liabilities) were as follows (in thousands):

	December 31,
	2017		2016
Deferred tax assets
Net operating loss and credit carryforwards	$11,067		$4,614
Deferred operations	—		799
Stock-based compensation expense	4,273		4,085
Accounts receivable allowances	307		363
Accrued expenses	2,293		2,704
Other	182		297
Gross deferred tax asset		18,122		12,862
Less: valuation allowance	(602)		(649)
Total net deferred tax asset		17,520		12,213
Deferred tax liability
Deferred operations	(163)		—
Foreign operations	(133)		(350)
Depreciation and amortization	(1,536)		(1,328)
Other	(24)		—
Total deferred tax liability		(1,856)		(1,678)
Net deferred tax assets		$15,664		$10,535

As of December 31, 2017, we had net operating loss carryforwards of $58.5 million for U.S. federal tax purposes.  We also had $10.6 million of various state net operating loss carryforwards.  The loss carryforwards for federal tax purposes will expire between 2020 and 2036 if not utilized.  The loss carryforwards for state tax purposes will expire between 2018 and 2036 if not utilized.

Section 382 of the U.S. Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that might be used to offset taxable income when a corporation has undergone significant changes in stock ownership.  We have performed a Section 382 analysis for the time period from our inception through December 8, 2010.  During this time period it was determined that we had six separate ownership changes under Section 382.  We have not updated the Section 382 analysis subsequent to December 8, 2010, however, we believe there have not been any events subsequent to that date that would materially impact the analysis.  We believe that approximately $17.6 million of federal losses will expire unused due to Section 382 limitations.  The maximum annual limitation of federal net operating losses under Section 382 is approximately $1.0 million.  This limitation could be further restricted if any ownership changes occur in future years.  Accordingly, our deferred tax assets are reported net of the excess tax deductions for stock compensation and Section 382 limitations.

As of December 31, 2017 we had federal research and development credit carryforwards, net of Section 383 limitations, of $1.2 million, which, if not utilized, will begin to expire in 2030.  We had state research and development credit carryforwards of $0.6 million which, if not utilized, will begin to expire in 2025.

As of December 31, 2017, we had a valuation allowance against our deferred tax assets of $0.6 million.  The valuation allowance is established for state net operating loss and credit carryforwards that we do not expect to utilize based on our current expectations of future state taxable income.

We are subject to income taxes in the U.S. federal, various state and international jurisdictions.  We are generally subject to U.S. federal and state tax examinations for all prior tax years due to our net operating loss carryforwards and the utilization of the carryforwards in years still open under statute.

As of December 31, 2017, we do not have any unrecognized tax benefits.  It is our practice to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  We do not expect any material changes in our unrecognized tax positions over the next 12 months.

Tax Act

The Tax Act, which was enacted on December 22, 2017, includes broad and complex changes to the U.S tax code.  The Tax Act reduces the corporate federal income tax rate to 21.0% effective January 1, 2018 and establishes a mandatory tax on previously untaxed foreign earnings and profits (“E&P”).  The Tax Act expands the limitations for executive compensation under Section 162(m) and includes transition rules for previously awarded compensation.

Accounting Standard Codification 740 requires a company to record the effects of a tax law change in the period of enactment, however, the SEC staff issued SAB 118, which allows a company to record a provisional amount when it does not have the necessary information available, prepared or analyzed in reasonable detail to complete its accounting for the change in the tax law.  The measurement period ends when the company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year.

We have finalized our accounting for the corporate rate reduction and have recorded a decrease to our net deferred tax assets of $8.6 million with a corresponding adjustment to deferred tax expense for the year ended December 31, 2017.  We have estimated that there is no tax on mandatory deemed repatriation due to a net foreign E&P deficit.  We are continuing to evaluate the impact of the Tax Act on the taxation of previously untaxed foreign E&P and the deferred tax liability for withholding taxes on dividends.  We are also continuing to evaluate the impact the expanded Section 162(m) limitations and related transition rules have on our deferred tax assets related to stock compensation.

NOTE K – Net Income (Loss) Per Share

The following table presents the components of the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Year Ended December 31,
	2017	2016	2015
Numerator
Net (loss) income	$(2,440)	$5,710	$4,639
Denominator
Weighted average common shares outstanding, basic	17,183	16,947	16,565
Options to purchase common stock	—	267	437
Restricted stock units	—	27	27
Employee stock purchase plan	—	—	3
Weighted average common shares outstanding, diluted	17,183	17,241	17,032
Net (loss) income per share
Basic	$(0.14)	$0.34	$0.28
Diluted	$(0.14)	$0.33	$0.27

For the years ended December 31, 2017, 2016 and 2015, the effect of approximately 283,000, 5,000 and 4,000 outstanding potential common shares, respectively, were excluded from the calculation of diluted net income (loss) per share as they were anti-dilutive.

NOTE L – Retirement Savings Plan

We sponsor a 401(k) retirement savings plan for our U.S. employees. Employees can contribute up to 100% of their compensation, subject to the limits established by law. We match 25% of the employee’s contribution up to the first 6% of pre-tax annual compensation. Additionally, we make statutory contributions to retirement plans as required by local foreign government regulations. Our contributions to the plans, which vest immediately, were $1.6 million, $1.4 million and $1.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

NOTE M – Related Party Transactions

SPS Commerce Foundation (the “Foundation”) is a Minnesota non-profit organization exempt from federal taxation under Section 501(c)(3) of the Internal Revenue Code. The Foundation was formed in 2015 to engage in, advance, support, promote and administer charitable activities. The directors of the Foundation are also our officers. These officers receive no compensation from the Foundation for the management services performed for the Foundation. The Foundation is not a subsidiary of ours and the financial results of the Foundation are not consolidated with our financial statements. We made contributions of $0.2 million and $0.3 million to the Foundation for the years ended December 31, 2017 and 2016, respectively. We have no current legal obligations for future commitments to the Foundation.

NOTE N – Selected Quarterly Financial Data (Unaudited)

The following table presents our selected unaudited quarterly statements of comprehensive income data (in thousands, except per share amounts):

	For the Three Months Ended
2017	Mar 31	Jun 30	Sep 30	Dec 31
Revenues	$51,932	$54,284	$56,150	$58,200
Gross profit	34,602	36,093	37,505	38,741
Income (loss) from operations	3,376	2,727	2,846	(521)
Net income (loss)	2,971	1,825	1,865	(9,101)
Diluted earnings (loss) per share	$0.17	$0.11	$0.11	$(0.53)

	For the Three Months Ended
2016	Mar 31	Jun 30	Sep 30	Dec 31
Revenues	$45,599	$47,351	$49,284	$51,061
Gross profit	30,718	31,379	33,113	33,739
Income from operations	1,314	880	2,670	2,653
Net income	1,044	352	2,509	1,805
Diluted earnings per share	$0.06	$0.02	$0.14	$0.10

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017, the end of the period covered by this Annual Report on Form 10-K.  This evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).  Disclosure controls and procedures means controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  Disclosure controls and procedures include, without limitation, controls and procedures designed such that information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  Based on this evaluation, our CEO and CFO have concluded that as of December 31, 2017, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

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

Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed our internal control over financial reporting as of December 31, 2017, based on criteria for effective internal control over financial reporting established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2017 based on the specified criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report, which is included under Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to executive officers is contained in Item 1 of this Annual Report on Form 10-K under the heading “Executive Officers” and with respect to other information relating to our directors and executive officers will be set forth in our 2018 Proxy Statement under the caption “Item 1 – Election of Directors,” which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference.

The information required by this item under Item 405 of Regulation S-K is incorporated herein by reference to the section titled “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2018 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

The information required by this item under Item 407(d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference to the section titled “Information Regarding the Board of Directors and Corporate Governance—Board Committees—Audit Committee” of our 2018 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

The information required by this item is incorporated herein by reference to the sections titled “Executive Compensation,” “Director Compensation” and “Certain Relationships and Related Transactions—Compensation Committee Interlocks and Insider Participation” of our 2018 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information related to security ownership required by this item is incorporated herein by reference to the section titled “Security Ownership” of our 2018 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the sections titled “Certain Relationships and Related Transactions,” and “Information Regarding the Board of Directors and Corporate Governance—Director Independence” of our 2018 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the section titled “Audit Committee Report and Payment of Fees to Our Independent Auditor” of our 2018 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

(c)  Exhibits: The exhibits incorporated by reference or filed as a part of this Annual Report on Form 10-K are listed in the Exhibit Index prior to the signatures to this report.

Item 16.	Form 10-K Summary

None.

EXHIBIT INDEX

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	S-3	333-182097	06/13/2012	4.1

3.2	Amended and Restated Bylaws	8-K	001-34702	10/17/2017	3.1

10.1	2001 Stock Option Plan**	S-1/A	333-163476	01/11/2010	10.3

10.2	Form of Incentive Stock Option Agreement under 2001 Stock Option Plan**	S-1/A	333-163476	01/11/2010	10.4

10.3	Form of Non-Statutory Stock Option Agreement (Director) under 2001 Stock Option Plan**	S-1/A	333-163476	01/11/2010	10.5

10.4	2010 Equity Incentive Plan, as amended effective October 29, 2014**	10-K	001-34702	02/20/2015	10.6

10.5	Form of Incentive Stock Option Agreement under 2010 Equity Incentive Plan**	8-K	001-34702	02/17/2012	10.2

10.6	Form of Non-Statutory Stock Option Agreement (Employee) under 2010 Equity Incentive Plan**	8-K	001-34702	02/17/2012	10.3

10.7	Form of Non-Statutory Stock Option Agreement (Director) under 2010 Equity Incentive Plan**	8-K	001-34702	02/17/2012	10.4

10.8	Form of Restricted Stock Unit Award Agreement under 2010 Equity Incentive Plan**	8-K	001-34702	02/15/2017	99.2

10.9	Form of Restricted Stock Award Agreement under 2010 Equity Incentive Plan**	10-Q	001-34702	05/08/2012	10.6

10.10	Form of Performance Stock Unit Agreement under 2010 Equity Incentive Plan**	8-K	001-34702	02/18/2018	10.1

10.11	Non-Employee Director Compensation Policy**					X

10.12	Form of Indemnification Agreement for Independent Directors	S-1/A	333-163476	01/11/2010	10.18

10.13	Form of Indemnification Agreement for Archie C. Black**	S-1/A	333-163476	01/11/2010	10.19

10.14	Employment Agreement between the Company and Archie C. Black**	S-1/A	333-163476	03/05/2010	10.20

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

10.15	Form of Executive Severance and Change in Control Agreement**	S-K	001-34702	02/03/2016	10.1

10.16	Standard Form Office Lease, dated as of February 14, 2012, by and between the registrant and CSDV-MN Limited Partnership	8-K	001-34702	02/17/2012	10.1

10.17	Management Incentive Plan**	8-K	001-34702	02/03/2016	10.2
10.18	Executive Severance and Change in Control Agreement	8-K	001-34702	11/17/2017	10.1
21.1	Subsidiaries of the registrant					X

23.1	Consent of KPMG LLP					X

24.1	Power of Attorney (included on signature page)					X

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T					X

**	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 26, 2018	SPS COMMERCE, INC.

	By:	/s/ ARCHIE C. BLACK
Archie C. Black
President and Chief Executive Officer

Each of the undersigned hereby appoints Archie C. Black and Kimberly K. Nelson, and each of them (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Exchange Act of 1934, any and all amendments and exhibits to this annual report on Form 10-K and any and all applications, instruments, and other documents to be filed with the Securities and Exchange Commission pertaining to this annual report on Form 10-K or any amendments thereto, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable.  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2018.

Name and Signature	Title

/s/ ARCHIE C. BLACK	Chief Executive Officer, President and Director
Archie C. Black	(principal executive officer)

/s/ KIMBERLY K. NELSON	Executive Vice President and Chief Financial Officer
Kimberly K. Nelson	(principal financial and accounting officer)

/s/ MARTIN J. LEESTMA	Director
Martin J. Leestma

/s/ JAMES B. RAMSEY	Director
James B. Ramsey

/s/ TAMI L. RELLER	Director
Tami L. Reller

/s/ MICHAEL A. SMERKLO	Director
Michael A. Smerklo

/s/ PHILIP E. SORAN	Director
Philip E. Soran

/s/ SVEN A. WEHRWEIN	Director
Sven A. Wehrwein