Form 10-Q
period 2018-03-31
SPS COMMERCE INC
filed 2018-05-04
CIK 1092699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2018

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding at April 20, 2018 was 17,362,565 shares.

SPS COMMERCE, INC.

QUARTERLY REPORT ON FORM 10-Q

Unless the context otherwise requires, for purposes of the Quarterly Report on Form 10-Q, the words “we,” “us,” “our,” the “Company” and “SPS” refer to SPS Commerce, Inc.

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains forward-looking statements regarding us, our business prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those described under the heading “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission (“SEC”).  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  We expressly disclaim any intent or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Commission that advise interested parties of the risks and factors that may affect our business.

PART I. – FINANCIAL INFORMATION

Item 1.	Financial Statements

SPS COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except share amounts)

	March 31,	December 31,
	2018	2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$120,547	$123,127
Short-term investments	45,272	40,192
Accounts receivable, less allowance for doubtful accounts of $775 and $763, respectively	25,948	24,897
Deferred costs	31,318	29,966
Other current assets	5,696	6,149
Total current assets	228,781	224,331
PROPERTY AND EQUIPMENT, net	17,304	16,856
GOODWILL	51,030	51,613
INTANGIBLE ASSETS, net	15,577	16,529
INVESTMENTS	2,471	5,206
OTHER ASSETS
Deferred costs	10,239	9,967
Deferred income tax asset	12,596	13,697
Other assets	1,598	1,539
Total assets	$339,596	$339,738
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,472	$4,463
Accrued compensation	11,617	15,228
Accrued expenses	4,111	4,712
Deferred revenue	21,583	17,863
Deferred rent	1,313	1,679
Total current liabilities	42,096	43,945
OTHER LIABILITIES
Deferred revenue	2,691	2,731
Deferred rent	4,690	3,064
Deferred income tax liability	1,768	1,887
Total liabilities	51,245	51,627
COMMITMENTS and CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 55,000,000 shares authorized; 17,346,080 and 17,249,153 shares issued; and 17,109,949 and 17,127,006 outstanding, respectively	17	17
Treasury stock, at cost; 236,131 and 122,147 shares, respectively	(11,686)	(5,815)
Additional paid-in capital	305,759	301,863
Accumulated deficit	(5,357)	(8,611)
Accumulated other comprehensive (loss) income	(382)	657
Total stockholders’ equity	288,351	288,111
Total liabilities and stockholders’ equity	$339,596	$339,738

See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2018	2017
Revenues	$59,092	$51,879
Cost of revenues	19,758	17,330
Gross profit	39,334	34,549
Operating expenses
Sales and marketing	18,647	17,023
Research and development	5,132	5,105
General and administrative	10,130	7,827
Amortization of intangible assets	1,125	1,215
Total operating expenses	35,034	31,170
Income from operations	4,300	3,379
Other income (expense)
Interest income, net	414	191
Other income (expense), net	(154)	(60)
Total other income, net	260	131
Income before income taxes	4,560	3,510
Income tax expense	1,306	525
Net income	$3,254	$2,985

Net income per share
Basic	$0.19	$0.17
Diluted	$0.19	$0.17

Weighted average common shares used to compute net income per share
Basic	17,093	17,154
Diluted	17,307	17,393

Other comprehensive income
Foreign currency translation adjustments	(1,055)	1,577
Unrealized gain (loss) on investments, net of tax of $13 and ($5)	39	(8)
Reclassification of unrealized gain on investments into earnings, net of tax of ($8) and ($9)	(24)	(16)
Comprehensive income	$2,214	$4,538

See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities
Net income	$3,254	$2,985
Reconciliation of net income to net cash provided by operating activities
Deferred income taxes	1,020	299
Depreciation and amortization of property and equipment	2,083	1,691
Amortization of intangible assets	1,125	1,215
Provision for doubtful accounts	410	332
Stock-based compensation	3,533	2,300
Other, net	(32)	(25)
Changes in assets and liabilities
Accounts receivable	(1,520)	(2,201)
Deferred costs	(1,628)	(1,343)
Other current and non-current assets	367	180
Accounts payable	317	1,169
Accrued compensation	(3,939)	(1,870)
Accrued expenses	(592)	945
Deferred revenue	3,680	5,041
Deferred rent	1,271	(319)
Net cash provided by operating activities	9,349	10,399
Cash flows from investing activities
Purchases of property and equipment	(3,884)	(1,299)
Purchases of investments	(19,927)	(4,995)
Maturities of investments	17,500	7,500
Acquisitions of businesses and intangible assets, net of cash acquired	(381)	(500)
Net cash (used in) provided by investing activities	(6,692)	706
Cash flows from financing activities
Repurchases of common stock	(5,871)	—
Net proceeds from exercise of options to purchase common stock	715	1,037
Net cash (used in) provided by financing activities	(5,156)	1,037
Effect of foreign currency exchange rate changes	(81)	688
Net (decrease) increase in cash and cash equivalents	(2,580)	12,830
Cash and cash equivalents at beginning of period	123,127	115,877
Cash and cash equivalents at end of period	$120,547	$128,707

See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC. AND SUBSIDIARIES

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of SPS Commerce, Inc. and its subsidiaries.  All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, these condensed consolidated financial statements do not include all of the information and notes required by GAAP.  We have included all normal recurring adjustments considered necessary to provide a fair presentation of our financial position, results of operations and cash flows for the interim periods shown.  Operating results for these interim periods are not necessarily indicative of the results to be expected for the full year.  For further information, refer to the consolidated financial statements and accompanying notes for the year ended December 31, 2017 included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 26, 2018.

Effective January 1, 2018, we adopted the requirements of Accounting Standards Update ("ASU") No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606), on a retrospective basis as discussed in this Note A. All amounts and disclosures set forth in this Form 10-Q have been updated to comply with the new standards.

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

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09 which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This guidance replaced most existing revenue recognition guidance in GAAP.  Topic 606 also includes Subtopic 340-40, Other Assets and Deferred Costs – Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer.  Collectively, we refer to Topic 606 and Subtopic 340-40 as the “new standard.”  These requirements are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods.

We adopted the new standard effective January 1, 2018, on a retrospective basis.  The new standard did not impact our recognition of the recurring revenue received from customers for our cloud-based supply chain solutions; however, the adoption of the new standard impacted our accounting for certain upfront set-up fees, the periods over which the related revenues are recognized, and the timing of revenue recognition for these set-up fees.  The adoption of the new standard also impacted our accounting for certain costs to obtain our contracts, specifically related to the periods over which commissions are recognized as well as the timing of cost recognition.

Selected condensed consolidated balance sheet line items, which reflect the adoption of ASU 2014-09 are as follows (in thousands):

	December 31, 2017
	As previously
	reported	Adjustments	As adjusted
ASSETS
Deferred costs	$25,091	$4,875	$29,966
Deferred costs, non-current	6,770	3,197	9,967
Deferred income tax asset	17,551	(3,854)	13,697
LIABILITIES
Accrued compensation	15,886	(658)	15,228
Deferred revenue	16,407	1,456	17,863
Deferred revenue, non-current	10,602	(7,871)	2,731
STOCKHOLDERS’ EQUITY
Accumulated deficit	(19,902)	11,291	(8,611)

Selected unaudited condensed consolidated statement of operations line items, which reflect the adoption of ASU 2014-09 are as follows (in thousands):

	For the three months ended March 31, 2017
	As previously
	reported	Adjustments	As adjusted
Revenues	51,932	(53)	51,879
Operating expenses
Sales and marketing	17,079	(56)	17,023
Income from operations	3,376	3	3,379
Income tax expense	536	(11)	525
Net income	$2,971	$14	$2,985
Net income per share
Basic	$0.17	$—	$0.17
Diluted	$0.17	$—	$0.17

Selected unaudited condensed consolidated statement of cash flows line items, which reflect the adoption of ASU 2014-09 are as follows (in thousands):

	For the three months ended March 31, 2017
	As previously
	reported	Adjustments	As adjusted
Cash flows from operating activities
Net income	$2,971	$14	$2,985
Reconciliation of net income to net cash provided by operating activities
Deferred income taxes	310	(11)	299
Changes in assets and liabilities
Deferred costs	(1,649)	306	(1,343)
Accrued compensation	(1,508)	(362)	(1,870)
Deferred revenue	4,988	53	5,041
Net cash provided by operating activities	10,399	—	10,399

In March 2018, we adopted FASB ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which updates the income tax accounting in U.S. GAAP to reflect the Securities and Exchange Commission (“SEC”) interpretive guidance released on December 22, 2017, when the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. Additional information regarding the adoption of this standard is contained in Note F, “Income Taxes”.

Accounting Pronouncements Not Yet Adopted

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

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220), which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act and requires certain disclosures regarding stranded tax effects in accumulated other comprehensive income.  This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted during interim or annual periods.  We believe the adoption of this standard will not have a material impact on our financial statements.

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

Significant Accounting Policies

Except for the accounting policies for revenue recognition and deferred commissions that were updated as a result of adopting ASU 2014-09, there were no material changes in our significant accounting policies during the three months ended March 31, 2018. See Note A to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on February 26, 2018, for additional information regarding our significant accounting policies.

Revenue Recognition

We derive our revenues primarily from the following revenue streams:

	Three Months Ended March 31,
	2018	2017
Recurring revenues:
Fulfillment	$45,364	$38,543
Analytics	8,259	8,235
Other	1,237	1,206
Recurring Revenues	54,860	47,984
One-time revenues	4,232	3,895
	$59,092	$51,879

Revenues are recognized when our services are made available to our customers, in an amount that reflects the consideration we are contractually and legally entitled to in exchange for those services.

We determine revenue recognition through the following steps:

-	Identification of the contract, or contracts, with a customer
-	Identification of the performance obligations in the contract
-	Determination of the transaction price
-	Allocation of the transaction price to the performance obligations in the contract
-	Recognition of revenue when, or as, we satisfy a performance obligation

Recurring Revenues

Recurring revenues consists of recurring subscriptions from customers that utilize our Fulfillment, Analytics, and Other cloud-based supply chain management solutions.  Revenue for these solutions is generally recognized on a ratable basis over the contract term beginning on the date that our service is made available to the customer.  Our contracts with our recurring revenue customers are recurring in nature, ranging from monthly to annual, and generally allow the customer to cancel the contract for any reason with 30 to 90 days’ notice.  Timing of billings varies by customer and by contract type and are either in advance or within 30 days of the service being performed.

The deferred revenue liability for recurring revenue contracts are for one year or less and recognized on a ratable basis over the contract term. We have applied the optional exemption under ASC 606-10-50-14(a) and will not disclose information about the remaining performance obligations for contracts which have original durations of one year or less.

One-time Revenues

One-time revenues consist of set-up fees from customers and miscellaneous one-time fees.

Set-up fees are specific for each connection a customer has with a trading partner and many of our customers have connections with numerous trading partners.  Set-up fees related to our cloud-based supply chain management solutions are nonrefundable upfront fees that are necessary for our customers to utilize our cloud-based services.  These set-up fees do not provide any standalone value to our customers.  Except for our Analytics platform, we have determined the set-up fees represent a material renewal option right to our customers as they will not be incurred again upon renewal.  These set-up fees and related costs are deferred and recognized ratably over two years, which is the estimated connection life between the customer and the trading partner.  For our Analytics platform, we have determined the set-up fees do not represent a material customer renewal right and, as such, are deferred and recognized ratably over the estimated initial contract term, which is one year.

The table below presents the activity of the portion of the deferred revenue liability relating to set-up fees:

	2018	2017
Balances, January 1	$10,031	$9,995
Invoiced set-up fees	2,581	2,795
Amortized set-up fees	(2,660)	(2,674)
Balances, March 31	$9,952	$10,116

The entire balance of set-up fees will be recognized within two years and, as such, current amounts will be recognized in the next 1-12 months and long-term amounts will be recognized in the next 13-24 months.

Miscellaneous one-time fees consist of professional services and testing and certification. The deferred revenue liability for these one-time fees are for one year or less and recognized at the time service is provided. We have applied the optional exemption under ASC 606-10-50-14(a) and will not disclose information about the remaining performance obligations for contracts which have original durations of one year or less.

Deferred Costs

Deferred costs consist of costs to obtain customer contracts, such as commissions paid to sales personnel and to third-party partners for customer referrals, and costs to fulfill customer contracts, such as customer implementation costs.

Sales commissions relating to recurring revenues are considered incremental and recoverable costs of obtaining a contract with our customer.  These commissions are calculated based on estimated annual recurring revenue to be generated over the customer’s initial contract year.  These costs are deferred and amortized over the expected period of benefit which we have determined to be two years.  Amortization expense is included in sales and marketing expenses in the accompanying condensed consolidated statements of operations.

Deferred costs were $41.6 million and $39.9 million as of March 31, 2018 and December 31, 2017, respectively.  Amortization expense for deferred costs was $10.8 million and $10.7 million for the three months ended March 31, 2018 and 2017, respectively.  There was no impairment loss in relation to the costs capitalized for the periods presented.

NOTE B – Financial Instruments

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

Cash equivalents and short- and long-term investments consisted of the following (in thousands):

	March 31, 2018
	Amortized	Unrealized	Fair
	Cost	Gains (Losses)	Value
Cash equivalents:
Money market funds	$96,539	$—	$96,539
Certificate of deposit	7,680	0	7,680
Marketable securities:
Corporate bonds	15,226	(55)	15,171
Commercial paper	12,459	(1)	12,458
U.S. treasury securities	12,381	53	12,434
	$144,285	$(3)	$144,282
Due within one year			$141,811
Due within two years			2,471
Total			$144,282

	December 31, 2017
	Amortized	Unrealized	Fair
	Cost	Gains (Losses)	Value
Cash equivalents:
Money market funds	$104,544	$—	$104,544
Certificate of deposit	7,814	—	7,814
Marketable securities:
Corporate bonds	17,758	(57)	17,701
Commercial paper	7,456	20	7,476
U.S. treasury securities	12,381	26	12,407
	$149,953	$(11)	$149,942
Due within one year			$144,736
Due within two years			5,206
Total			$149,942

We do not believe any of the unrealized losses represent an other-than-temporary impairment based on our valuation of available evidence as of March 31, 2018.  We expect to receive the full principal and interest on all of these cash equivalents, certificate of deposit, and marketable securities.

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

The following table presents information about our financial assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

	March 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$96,539	$—	$—	$96,539
Certificate of deposit	7,680	—	—	7,680
Marketable securities:
Corporate bonds	—	15,171	—	15,171
Commercial paper	—	12,458	—	12,458
U.S. treasury securities	—	12,434	—	12,434
Total	$104,219	$40,063	$—	$144,282

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$104,544	$—	$—	$104,544
Certificate of deposit	7,814	—	—	7,814
Marketable securities:
Corporate bonds	—	17,700	—	17,700
Commercial paper	—	7,477	—	7,477
U.S. treasury securities	—	12,407	—	12,407
Total	$112,358	$37,584	$—	$149,942

NOTE C – Goodwill and Intangible Assets, net

The changes in the net carrying amount of goodwill for the three months ended March 31, 2018 are as follows (in thousands):

2018
Balances, January 1	$51,613
Goodwill acquired during the period	—
Foreign currency translation adjustments	(583)
Balances, March 31	$51,030

Intangible assets subject to amortization primarily include subscriber relationships, non-competition agreements and acquired technology and are amortized over their respective useful lives (ranging from 1 to 9 years). Intangible assets, net included the following (in thousands):

	March 31, 2018
			Foreign
	Carrying	Accumulated	Currency
	Amount	Amortization	Translation	Net
Subscriber relationships	$35,512	$(20,828)	$(111)	$14,573
Non-competition agreements	2,560	(2,117)	(12)	431
Technology and other	2,289	(1,697)	(19)	573
	$40,361	$(24,642)	$(142)	$15,577

	December 31, 2017
			Foreign
	Carrying	Accumulated	Currency
	Amount	Amortization	Translation	Net
Subscriber relationships	$34,350	$(19,592)	$614	$15,372
Non-competition agreements	2,499	(2,058)	45	486
Technology and other	2,130	(1,518)	59	671
	$38,979	$(23,168)	$718	$16,529

Total amortization expense for intangible assets during the three months ended March 31, 2018 and 2017 was $1.1 million and $1.2 million, respectively. The estimated annual amortization expense related to intangible assets subject to amortization for the next five years is as follows (in thousands):

Remainder of 2018	$2,908
2019	3,740
2020	3,384
2021	2,542
2022	1,472
Thereafter	1,531
$15,577

NOTE D – Commitments and Contingencies

Operating Leases

At March 31, 2018, our future minimum payments under operating leases were as follows (in thousands):

Remainder of 2018	$2,884
2019	3,836
2020	3,112
2021	3,616
2022	3,270
Thereafter	6,796
$23,514

NOTE E – Stock-Based Compensation

Our equity compensation plans provide for the grant of incentive and nonqualified stock options, restricted stock awards, restricted stock units and performance stock units to employees, non-employee directors and other consultants who provide services to us.  We also provide an employee stock purchase plan and 401(k) stock match.

Restricted stock awards result in the issuance of new shares when granted.  For other stock-based awards, new shares are issued when the award is exercised, vested or released according to the terms of the agreement.  In January 2018, 1,027,620 additional shares were reserved for future issuance under our 2010 Equity Incentive Plan.  At March 31, 2018, there were approximately 5.4 million shares available for grant under approved equity compensation plans.

We recognize stock-based compensation expense on a straight-line basis over the vesting period, except for expense relating to retirement-eligible employees which is recognized immediately upon the employee becoming retirement-eligible.

We recorded stock-based compensation expense of $3.5 million and $2.3 million for the three months ended March 31, 2018 and 2017, respectively.  This expense was allocated in the condensed consolidated statements of comprehensive income as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Cost of revenues	$548	$451
Operating expenses
Sales and marketing	653	517
Research and development	329	229
General and administrative	2,003	1,103
Total stock-based compensation expense	$3,533	$2,300

Stock-based compensation expense by plan type was as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Stock options	$1,254	$924
Performance share units	812	169
Restricted stock units	922	990
Restricted stock awards	80	80
Employee stock purchase plan	113	137
401(k) stock match	352	—
Total stock-based compensation expense	$3,533	$2,300

As of March 31, 2018, there was approximately $16.6 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a straight-line basis over a weighted average period of 2.9 years.

Stock Options

Stock options generally vest over four years and have a contractual term of seven to ten years from the date of grant.  Our stock option activity was as follows:

		Weighted Average
	Options	Exercise Price
	(#)	($/share)
Outstanding at December 31, 2017	1,097,331	$47.60
Granted	130,371	54.68
Exercised	(15,500)	46.13
Forfeited	(28,149)	57.56
Outstanding at March 31, 2018	1,184,053	48.16

Of the total outstanding options at March 31, 2018, 788,513 were exercisable with a weighted average exercise price of $45.32 per share. The total outstanding options had a weighted average remaining contractual life of 3.2 years.

The weighted average grant date fair value of options granted during the first three months of 2018 was $18.56. This was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Volatility	35.7%
Dividend yield	0%
Life (in years)	4.6
Risk-free interest rate	2.50%

Performance Share Units and Restricted Stock Units and Awards

In February 2017, our executive officers were granted performance share unit (“PSU”) awards with vesting contingent on successful attainment of pre-determined revenue targets over the course of a three-year performance period (fiscal years 2017 – 2019).  The fair value is measured as the number of performance shares expected to be earned multiplied by the grant date fair value of our shares.  The number of performance shares expected to vest during the current service period is estimated and the fair value of those shares is recognized over the remaining service period less any amounts already recognized.

In February 2018, our executive officers were granted PSU awards with vesting contingent on the Company’s total shareholder return as compared to indexed total shareholder return over the course of a three-year performance period (fiscal years 2018 – 2020).  The grant date fair value was estimated using a Monte Carlo simulation that utilizes multiple input variables that determine the probability of satisfying the performance conditions stipulated in the award and calculates the fair market value for the performance stock units granted.  Expense is recognized on a straight-line basis over the vesting period, regardless of whether the market condition is satisfied.

Restricted stock units vest over four years and, upon vesting, the holder is entitled to receive shares of our common stock.  With restricted stock awards, shares of our common stock are issued when the award is granted and the restrictions lapse over one year.

Activity for our performance share units and restricted stock units was as follows:

	Performance Share and	Weighted Average
	Restricted Stock Units	Grant Date Fair Value
	(#)	($/share)
Outstanding at December 31, 2017	321,912	$55.16
Granted	112,181	57.94
Vested and common stock issued	(81,427)	56.32
Forfeited	(11,290)	54.52
Outstanding at March 31, 2018	341,376	55.82

The number of restricted stock units outstanding at March 31, 2018 included 5,981 units that have vested, but for which shares of common stock have not yet been issued pursuant to the terms of the agreement.

Our restricted stock awards activity was as follows:

	Restricted Stock	Weighted Average Grant
	Awards (#)	Date Fair Value ($/share)
Outstanding at December 31, 2017	1,368	$58.29
Restricted common stock issued	—	—
Restrictions lapsed	(1,368)	58.29
Forfeited	—	—
Outstanding at March 31, 2018	—	—

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

For the offering periods that began on January 1, 2018 and January 1, 2017, we withheld approximately $0.5 million and $0.6 million, respectively, from employees participating in the plan.

The fair value was estimated based on the market price of our common stock at the beginning of the offering period using the Black-Scholes option pricing model with the following assumptions:

Volatility	26.5%
Dividend yield	0%
Life (in years)	0.5
Risk-free interest rate	1.50%

401(k) Stock Match

We sponsor a 401(k) retirement savings plan for our U.S. employees where employees can contribute up to 100% of their compensation, subject to the limits established by law.  In 2018, we increased our match to 50% of the employee’s elective deferrals, up to the first 6% of the employee’s pre-tax compensation for each pay period.  A portion of our match is in company stock, which is purchased from the open market by our plan provider and immediately deposited into the employee’s 401(k) account.

NOTE F – Income Taxes

We record our interim provision for income taxes by applying our estimated annual effective tax rate to our year-to-date pretax income and adjust the provision for discrete tax items recorded in the period.  Differences between our effective tax rate and statutory tax rates are primarily due to the impact of permanently non-deductible expenses partially offset by the federal research and development credits.  Additionally, excess tax benefits generated upon settlement or exercise of stock awards are recognized as a reduction to income tax expense as a discrete tax item in the quarter that the event occurs creating potentially significant fluctuation in tax expense by quarter and by year.  Our provisions for income taxes include current foreign and state income tax expense, as well as deferred tax expense.

As of March 31, 2018 we do not have any unrecognized tax benefits nor any accrued interest or tax penalties.

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

In January and April of 2018, the Internal Revenue Service (“IRS”) issued guidance which provides additional clarification on certain aspects of the transition tax calculation. We have applied this guidance for the first quarter of 2018 which did not result in a material adjustment to our previously calculated discrete income tax expense relating to the Tax Act. We anticipate additional IRS guidance relative to the impacts of the Tax Act will be forthcoming throughout 2018.

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

The following table presents the components of the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2018	2017
Numerator
Net income	$3,254	$2,985
Denominator
Weighted average common shares outstanding, basic	17,093	17,154
Options to purchase common stock	152	199
Restricted stock units	62	40
Weighted average common shares outstanding, diluted	17,307	17,393
Net income per share
Basic	$0.19	$0.17
Diluted	$0.19	$0.17

Antidilutive shares (in thousands)	275	269

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

For the three months ended March 31, 2018, our revenues were $59.1 million, an increase of 14% from the comparable period in 2017, and represented our 69th consecutive quarter of increased revenues.  Total operating expenses increased 12% for the same period in 2018 from 2017.

Key Financial Terms and Metrics

We have several key financial terms and metrics, including annualized average recurring revenues per recurring revenue customer, which we also refer to as wallet share.  During the three months ended March 31, 2018, there were no changes in the definitions of our key financial terms and metrics, which are discussed in more detail under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on February 26, 2018.

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

A critical accounting policy is one that is both material to the presentation of our financial statements and requires us to make difficult, subjective or complex judgments relating to uncertain matters that could have a material effect on our financial condition and results of operations.  Accordingly, we believe that our policies for revenue recognition and income taxes are the most critical to fully understand and evaluate our financial condition and results of operations.

During the three months ended March 31, 2018, there were no changes in our significant accounting policies or estimates, except for the adoption of ASU No. 2014-09 as detailed in Note A.  See Note A to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on February 26, 2018, for additional information regarding our accounting policies.

Results of Operations

Three months ended March 31, 2018 compared to three months ended March 31, 2017

The following table presents our results of operations for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2018		2017		Change
		% of revenue		% of revenue	$	%
Revenues	$59,092	100.0%	$51,879	100.0%	$7,213	13.9%
Cost of revenues	19,758	33.4	17,330	33.4	2,428	14.0
Gross profit	39,334	66.6	34,549	66.6	4,785	13.8
Operating expenses
Sales and marketing	18,647	31.6	17,023	32.8	1,624	9.5
Research and development	5,132	8.7	5,105	9.8	27	0.5
General and administrative	10,130	17.1	7,827	15.1	2,303	29.4
Amortization of intangible assets	1,125	1.9	1,215	2.4	(90)	(7.4)
Total operating expenses	35,034	59.3	31,170	60.1	3,864	12.4
Income from operations	4,300	7.3	3,379	6.5	921	27.3
Other income (expense)
Interest income, net	414	0.7	191	0.4	223	116.8
Other income (expense), net	(154)	(0.3)	(60)	(0.1)	(94)	(156.7)
Total other income, net	260	0.4	131	0.3	129	98.5
Income before income taxes	4,560	7.7	3,510	6.8	1,050	29.9
Income tax expense	1,306	2.2	525	1.0	781	148.8
Net (loss) income	$3,254	5.5%	$2,985	5.8%	$269	9.0%

Revenues.  Revenues for the three months ended March 31, 2018 increased $7.2 million, or 14%, to $59.1 million from $51.9 million for the same period in 2017.  The increase in revenues resulted from two primary factors: the increase in recurring revenue customers and the increase in annualized average recurring revenues per recurring revenue customer, which we also refer to as wallet share.

•	The number of recurring revenue customers increased 4% to 25,888 at March 31, 2018 from 25,001 at March 31, 2017.
•

Annualized average recurring revenues per recurring revenue customer, or wallet share, increased 10% to $8,499 for the three months ended March 31, 2018 from $7,707 for the same period in 2017.  This increase in wallet share was primarily attributable to increased usage of our solutions by our recurring revenue customers.

Recurring revenues from recurring revenue customers accounted for 93% of our total revenues for the three months ended March 31, 2018, increasing from 92% for the same period in 2017. We anticipate that the number of recurring revenue customers and wallet share will continue to increase as we increase the number of solutions we offer and increase the penetration of those solutions across our customer base.

Cost of Revenues.  Cost of revenues for the three months ended March 31, 2018 increased $2.4 million, or 14%, to $19.8 million from $17.3 million for the same period in 2017.  The increase in cost of revenues for the three months ended March 31, 2018 was primarily due to an increase in personnel-related costs of approximately $1.9 million, driven by increased headcount and an increase of $0.7 million in consulting costs. As we continued to invest in the infrastructure supporting our platform, depreciation expense increased by $0.4 million compared to the same period in 2017. Additionally, compared to the same period in 2017, stock-based compensation expense increased by $0.1 million. As a percentage of revenues, cost of revenues was 33% for each of the three months ended March 31, 2018 and 2017.

Sales and Marketing Expenses.  Sales and marketing expenses for the three months ended March 31, 2018 increased $1.6 million, or 10%, to $18.6 million from $17.0 million for the same period in 2017.  The increase in sales and marketing expenses for the three months ended March 31, 2018 was due to increased headcount, which resulted in an increase of $1.0 million in personnel-related costs, as well as an increase of $0.6 million in variable compensation earned by sales personnel and referral partners from new business, compared to the same period in 2017.  As a percentage of revenues, sales and marketing expenses were 32% for the three months ended March 31, 2018 and 2017 as compared to 33% for the same period in 2017.

Research and Development Expenses.  Research and development expenses were $5.1 million for each of the three months ended March 31, 2018 and 2017.  During the three months ended March 31, 2018, personnel costs decreased by $0.2 million which was offset by software and cloud-based subscription expenses which increased by $0.1 million and stock-based compensation which increased by $0.1 million compared to the same period in 2017. As a percentage of revenues, research and development expenses were 9% and 10% for the three months ended March 31, 2018 and 2017, respectively.

General and Administrative Expenses.  General and administrative expenses for the three months ended March 31, 2018 increased $2.3 million, or 29%, to $10.1 million from $7.8 million for the same period in 2017.  The increase in general and administrative expenses for the three months ended March 31, 2018 was primarily due to headcount growth, which resulted in an increase of $0.7 million in personnel-related costs and an increase of $0.9 million in stock-based compensation compared to the same period in 2017. Additionally, legal, audit and tax fees increased by $0.3 million and other expenses increased by $0.4 million, primarily driven by increased costs of software subscriptions, compared to the same period in 2017. As a percentage of revenues, general and administrative expenses were 17% and 15% for the three months ended March 31, 2018 and 2017, respectively.

Other Income (Expense), net.  Other income (expense), net for the three months ended March 31, 2018 increased over the same period in 2017 primarily due to realized foreign currency exchange gains and interest income from investments.

Income Tax Expense.  We recorded income tax expense of $1.3 million for the three months ended March 31, 2018 compared to income tax expense of $0.5 million for three months ended March 31, 2017. The increase in income tax expense for the three months ended March 31, 2018 was primarily due to increased pre-tax income, partially offset by a reduction in overall effective tax rate in 2018 as compared to 2017 due to the Tax Act.  In addition, discrete tax benefits from stock activity decreased $0.9 million for the three months ended March 31, 2018 compared to the same period in 2017.  Under ASU 2016-09, excess tax benefits generated upon the settlement or exercise of stock awards are no longer recognized as additional paid-in capital but are instead recognized as a reduction to income tax expense.  As a result of recording these excess tax benefits in income tax expense, we expect that our annual effective income tax rate will be more volatile than it has been historically.

Adjusted EBITDA.  Adjusted EBITDA, which is a non-GAAP measure of financial performance, consists of net income adjusted for depreciation and amortization, interest expense, interest income, income tax expense, and stock-based compensation expense.  The following table provides a reconciliation of net income to Adjusted EBITDA (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Net income	$3,254	$2,985
Depreciation and amortization of property and equipment	2,083	1,691
Amortization of intangible assets	1,125	1,215
Interest income, net	(414)	(191)
Income tax expense	1,306	525
Stock-based compensation expense	3,533	2,300
Adjusted EBITDA	$10,887	$8,525

Non-GAAP Income per Share.  Non-GAAP income per share, which is also a non-GAAP measure of financial performance, consists of net income plus stock-based compensation expense, amortization expense related to intangible assets, and income tax adjustment effects divided by the weighted average number of shares of common stock outstanding during each period.  The following table provides a reconciliation of net income to non-GAAP income per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2018	2017
Net income	$3,254	$2,985
Stock-based compensation expense	3,533	2,300
Amortization of intangible assets	1,125	1,215
Income tax effects of adjustments	(1,153)	(2,142)
Non-GAAP income	$6,759	$4,358
Shares used to compute non-GAAP income per share
Basic	17,093	17,154
Diluted	17,307	17,393
Non-GAAP income per share
Basic	$0.40	$0.25
Diluted	$0.39	$0.25

Liquidity and Capital Resources

At March 31, 2018, our principal sources of liquidity were cash, cash equivalents, certificates of deposit and marketable securities of $168.3 million and accounts receivable, net of allowance for doubtful accounts, of $25.9 million.  Certificates of deposit and marketable securities are invested in accordance with our investment policy, with a goal of maintaining liquidity and capital preservation.  Our cash equivalents and marketable securities are held in highly liquid money market funds, commercial paper, federal agency securities and corporate debt securities.

Net Cash Flows from Operating Activities

Net cash provided by operating activities was $9.3 million and $10.4 million for the three months ended March 31, 2018 and 2017, respectively.  The decrease in operating cash flows as compared to the same period in 2017 was primarily due to decreased accrued compensation, which related to timing of payroll, offset by increases in net income, stock-based compensation and deferred income taxes.

Net Cash Flows from Investing Activities

Net cash used in investing activities was $6.7 million for the three months ended March 31, 2018 compared to cash provided by investing activities of $0.7 million for the three months ended March 31, 2017. The change in net cash used in investing activities compared to the same period in 2017 was primarily due to capital expenditures and purchases of investments in excess of matured investments.  For the three months ended March 31, 2018, we purchased marketable securities, net of maturities, of $2.4 million and capital expenditures of $3.9 million compared to net maturities of $2.5 million and capital expenditures of $1.3 million in the three months ended March 31, 2017.  Our capital expenditures are for supporting our business growth and existing customer base, as well as for our internal use such as equipment for our employees.

Net Cash Flows from Financing Activities

Net financing activities resulted in cash used of $5.2 million and cash provided of $1.0 million for the three months ended March 31, 2018 and 2017, respectively.  The change was from the exercise of stock options, proceeds from employee stock purchase plan and excess tax benefit from the exercise of stock options.

Effect of Foreign Currency Exchange Rate Changes

Our results of operations and cash flows were not materially affected by fluctuations in foreign currency exchange rates.  We maintain approximately 9% of our total cash and cash equivalents outside of the U.S. in foreign currencies, primarily in Australian and Canadian dollars.  We believe that a significant change in foreign currency exchange rates or an inability to access these funds would not affect our ability to meet our operational needs.

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

We believe our cash, cash equivalents, certificates of deposit, marketable securities and our cash flows from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

Inflation and changing prices did not have a material effect on our business during the three months ended March 31, 2018 and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt.  Additionally, we are not a party to any derivative contracts or synthetic leases.

Contractual and Commercial Commitment Summary

Our contractual obligations and commercial commitments as of March 31, 2018 are summarized below:

	Payments Due By Period (in thousands)
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$23,514	$2,884	$6,948	$6,886	$6,796

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

We did not have any outstanding debt as of March 31, 2018. Therefore, we do not have any material risk to interest rate fluctuations.

Foreign Currency Exchange Risk

We have revenue, expenses, assets and liabilities that are denominated in currencies other than the U.S. dollar, primarily the Australian dollar and Canadian dollar.  As of March 31, 2018, we maintained approximately 9% of our total cash and cash equivalents outside of the U.S. in foreign currencies.  We believe that a significant change in foreign currency exchange rates or an inability to access these funds would not affect our ability to meet our operational needs.  As we expand internationally, our results of operations and cash flows may be impacted by changes in foreign currency exchange rates, and would be adversely impacted when the U.S. dollar appreciates relative to other foreign currencies.  We have not used any forward contracts or currency borrowings to hedge our exposure to foreign currency exchange risk, although we may do so in the future.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes in our risk factors from those disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission on February 26, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Share Repurchases

The following table presents the total number of shares of our common stock that we purchased during the first quarter of 2018, the average price paid per share, the number of shares that we purchased as part of our publicly announced repurchase program and the approximate dollar value of shares that still could be repurchased at the end of the applicable period.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program(1)
January 1 - 31, 2018	78,960	$51.57	78,960	$40,110,000
February 1 - 28, 2018	35,024	51.36	35,024	38,312,000
March 1 - 31, 2018	—	—	—	38,312,000
Total first quarter 2018	113,984	$51.51	113,984	$38,312,000
(1)

Pursuant to a $50.0 million share repurchase program that was authorized by our board of directors on November 2, 2017. There is no expiration date governing the period over which we can repurchase shares under the February 2017 share repurchase program.

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

Dated: May 4, 2018	SPS COMMERCE, INC.

/s/ KIMBERLY K. NELSON
Kimberly K. Nelson
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)