Form 10-Q
period 2018-06-30
SPS COMMERCE INC
filed 2018-07-27
CIK 1092699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2018

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding at July 20, 2018 was 17,476,025 shares.

SPS COMMERCE, INC.

QUARTERLY REPORT ON FORM 10-Q

Unless the context otherwise requires, for purposes of the Quarterly Report on Form 10-Q, the words “we,” “us,” “our,” the “Company” and “SPS” refer to SPS Commerce, Inc.

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains forward-looking statements regarding us, our business prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those described under the heading “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission (“SEC”).  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  We expressly disclaim any intent or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that advise interested parties of the risks and factors that may affect our business.

PART I. – FINANCIAL INFORMATION

Item 1.	Financial Statements

SPS COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except shares and per share amounts)

	June 30,	December 31,
	2018	2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$125,385	$123,127
Short-term investments	47,352	40,192
Accounts receivable, less allowance for doubtful accounts of $864 and $763, respectively	28,171	24,897
Deferred costs	32,216	29,966
Other current assets	6,762	6,149
Total current assets	239,886	224,331
PROPERTY AND EQUIPMENT, net	18,136	16,856
GOODWILL	50,403	51,613
INTANGIBLE ASSETS, net	14,354	16,529
INVESTMENTS	4,922	5,206
OTHER ASSETS
Deferred costs	10,328	9,967
Deferred income tax asset	12,061	13,697
Other assets	1,583	1,539
Total assets	$351,673	$339,738
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,709	$4,463
Accrued compensation	14,347	15,228
Accrued expenses	4,758	4,712
Deferred revenue	24,191	17,863
Deferred rent	1,373	1,679
Total current liabilities	48,378	43,945
OTHER LIABILITIES
Deferred revenue	2,640	2,731
Deferred rent	4,290	3,064
Deferred income tax liability	1,676	1,887
Total liabilities	56,984	51,627
COMMITMENTS and CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 55,000,000 shares authorized; 17,475,360 and 17,249,153 shares issued; and 17,159,819 and 17,127,006 outstanding, respectively	17	17
Treasury stock, at cost; 315,541 and 122,147 shares, respectively	(17,684)	(5,815)
Additional paid-in capital	313,887	301,863
Retained earnings (accumulated deficit)	59	(8,611)
Accumulated other comprehensive (loss) income	(1,590)	657
Total stockholders’ equity	294,689	288,111
Total liabilities and stockholders’ equity	$351,673	$339,738

See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues	$61,091	$54,092	$120,183	$105,971
Cost of revenues	20,402	18,191	40,160	35,521
Gross profit	40,689	35,901	80,023	70,450
Operating expenses
Sales and marketing	18,424	18,320	37,071	35,343
Research and development	5,293	5,369	10,425	10,474
General and administrative	9,974	8,139	20,104	15,966
Amortization of intangible assets	1,033	1,117	2,158	2,332
Total operating expenses	34,724	32,945	69,758	64,115
Income from operations	5,965	2,956	10,265	6,335
Other income (expense)
Interest income, net	547	242	961	433
Other expense, net	(168)	(102)	(322)	(162)
Total other income, net	379	140	639	271
Income before income taxes	6,344	3,096	10,904	6,606
Income tax expense	928	1,128	2,234	1,653
Net income	$5,416	$1,968	$8,670	$4,953

Net income per share
Basic	$0.32	$0.11	$0.51	$0.29
Diluted	$0.31	$0.11	$0.50	$0.29

Weighted average common shares used to compute net income per share
Basic	17,163	17,198	17,140	17,176
Diluted	17,549	17,378	17,446	17,384

Other comprehensive income
Foreign currency translation adjustments	(1,176)	935	(2,231)	2,512
Unrealized gain (loss) on investments, net of tax of $34, ($5), $47 and ($10)	102	(9)	141	(17)
Reclassification of unrealized gain on investments into earnings, net of tax of ($45), ($5), ($53) and ($15)	(134)	(8)	(158)	(24)
Comprehensive income	$4,208	$2,886	$6,422	$7,424

See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities
Net income	$8,670	$4,953
Reconciliation of net income to net cash provided by operating activities
Deferred income taxes	1,498	1,311
Depreciation and amortization of property and equipment	4,176	3,431
Amortization of intangible assets	2,158	2,332
Provision for doubtful accounts	985	873
Stock-based compensation	6,712	4,486
Other, net	(211)	9
Changes in assets and liabilities
Accounts receivable	(4,373)	(1,607)
Deferred costs	(2,621)	(3,213)
Other current and non-current assets	(710)	(3)
Accounts payable	189	195
Accrued compensation	(1,464)	(835)
Accrued expenses	62	206
Deferred revenue	6,237	6,017
Deferred rent	939	(249)
Net cash provided by operating activities	22,247	17,906
Cash flows from investing activities
Purchases of property and equipment	(6,481)	(3,334)
Purchases of investments	(52,116)	(22,350)
Maturities of investments	45,000	21,000
Acquisitions of businesses and intangible assets, net of cash acquired	(381)	(500)
Net cash used in investing activities	(13,978)	(5,184)
Cash flows from financing activities
Repurchases of common stock	(11,869)	—
Net proceeds from exercise of options to purchase common stock	5,120	1,244
Net proceeds from employee stock purchase plan	836	1,011
Net cash (used in) provided by financing activities	(5,913)	2,255
Effect of foreign currency exchange rate changes	(98)	890
Net increase in cash and cash equivalents	2,258	15,867
Cash and cash equivalents at beginning of period	123,127	115,877
Cash and cash equivalents at end of period	$125,385	$131,744

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of SPS Commerce, Inc. and its subsidiaries.  All intercompany accounts and transactions have been eliminated in the unaudited condensed consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP.  We have included all normal recurring adjustments considered necessary to provide a fair presentation of our financial position, results of operations and cash flows for the interim periods shown.  Operating results for these interim periods are not necessarily indicative of the results to be expected for the full year.  For further information, refer to the consolidated financial statements and accompanying notes for the year ended December 31, 2017 included in our Annual Report on Form 10-K as filed with the SEC on February 26, 2018.

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

We adopted the new standard effective January 1, 2018, on a retrospective basis.  The new standard did not impact our recognition of the recurring revenue received from customers for our cloud-based supply chain solutions; however, the adoption of the new standard impacted our accounting for certain upfront set-up fees, the periods over which the related revenues are recognized and the timing of revenue recognition for these set-up fees.  The adoption of the new standard also impacted our accounting for certain costs to obtain our contracts, specifically related to the periods over which commissions are recognized as well as the timing of cost recognition.

Selected condensed consolidated balance sheet line items, which reflect the adoption of ASU 2014-09 are as follows (in thousands):

	December 31, 2017
	As previously
	reported	Adjustments	As adjusted
ASSETS
Deferred costs	$25,091	$4,875	$29,966
Deferred costs, non-current	6,770	3,197	9,967
Deferred income tax asset	17,551	(3,854)	13,697
LIABILITIES
Accrued compensation	15,886	(658)	15,228
Deferred revenue	16,407	1,456	17,863
Deferred revenue, non-current	10,602	(7,871)	2,731
STOCKHOLDERS’ EQUITY
Accumulated deficit	(19,902)	11,291	(8,611)

Selected unaudited condensed consolidated statement of operations line items, which reflect the adoption of ASU 2014-09 are as follows (in thousands):

	For the three months ended June 30, 2017
	As previously
	reported	Adjustments	As adjusted
Revenues	54,284	(192)	54,092
Operating expenses
Sales and marketing	18,741	(421)	18,320
Income from operations	2,727	229	2,956
Income tax expense	1,042	86	1,128
Net income	$1,825	$143	$1,968
Net income per share
Basic	$0.11	$—	$0.11
Diluted	$0.11	$—	$0.11

	For the six months ended June 30, 2017
	As previously
	reported	Adjustments	As adjusted
Revenues	106,216	(245)	105,971
Operating expenses
Sales and marketing	35,820	(477)	35,343
Income from operations	6,103	232	6,335
Income tax expense	1,578	75	1,653
Net income	$4,796	$157	$4,953
Net income per share
Basic	$0.28	$0.01	$0.29
Diluted	$0.28	$0.01	$0.29

Selected unaudited condensed consolidated statement of cash flows line items, which reflect the adoption of ASU 2014-09 are as follows (in thousands):

	For the six months ended June 30, 2017
	As previously
	reported	Adjustments	As adjusted
Cash flows from operating activities
Net income	$4,796	$157	$4,953
Reconciliation of net income to net cash provided by operating activities
Deferred income taxes	1,236	75	1,311
Changes in assets and liabilities
Deferred costs	(3,025)	(188)	(3,213)
Accrued compensation	(546)	(289)	(835)
Deferred revenue	5,772	245	6,017
Net cash provided by operating activities	17,906	—	17,906

In March 2018, we adopted FASB ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which updates the income tax accounting in U.S. GAAP to reflect the SEC interpretive guidance released on December 22, 2017, when the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. Additional information regarding the adoption of this standard is contained in Note F.

Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases, which will supersede existing lease guidance and will require all leases with a term greater than 12 months to be recognized in the statements of financial position and eliminate current real estate-specific lease guidance, while maintaining substantially similar classification criteria for distinguishing between finance leases and operating leases. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. We believe the adoption of the new lease accounting standard will materially impact our consolidated financial statements by increasing our non-current assets and non-current liabilities on our consolidated balance sheets in order to record the right of use assets and related lease liabilities for our existing operating leases. We are in the process of determining the financial statement impact and are currently unable to estimate the extent of the impact on our consolidated financial statements.

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

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718), which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees.  The requirements of Topic 718 are to be applied to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost.  This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 with early adoption permitted during interim or annual periods.  We believe the adoption of this standard will not have a material impact on our consolidated financial statements.

Significant Accounting Policies

Except for the accounting policies for revenue recognition and deferred commissions that were updated as a result of adopting ASU 2014-09, there were no material changes in our significant accounting policies during the six months ended June 30, 2018. See Note A to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on February 26, 2018, for additional information regarding our significant accounting policies.

Revenue Recognition

We derive our revenues primarily from the following revenue streams (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Recurring revenues:
Fulfillment	$46,480	$40,249	$91,844	$78,792
Analytics	8,630	8,603	16,889	16,838
Other	1,320	1,258	2,557	2,464
Recurring Revenues	56,430	50,110	111,290	98,094
One-time revenues	4,661	3,982	8,893	7,877
	$61,091	$54,092	$120,183	$105,971

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

Recurring Revenues

Recurring revenues consists of recurring subscriptions from customers that utilize our Fulfillment, Analytics and Other cloud-based supply chain management solutions.  Revenue for these solutions is generally recognized on a ratable basis over the contract term beginning on the date that our service is made available to the customer.  Our contracts with our recurring revenue customers are recurring in nature, ranging from monthly to annual, and generally allow the customer to cancel the contract for any reason with 30 to 90 days’ notice.  Timing of billings varies by customer and by contract type and are either in advance or within 30 days of the service being performed.

The deferred revenue liabilities for recurring revenue contracts are for one year or less and recognized on a ratable basis over the contract term. We have applied the optional exemption under ASC 606-10-50-14(a) and will not disclose information about the remaining performance obligations for contracts which have original durations of one year or less.

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

The table below presents the activity of the portion of the deferred revenue liability relating to set-up fees (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Balances, at beginning of period	$9,952	$10,116	$10,031	$9,995
Invoiced set-up fees	2,530	2,819	5,111	5,614
Amortized set-up fees	(2,596)	(2,655)	(5,256)	(5,329)
Balances, at end of period	$9,886	$10,280	$9,886	$10,280

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

The table below presents the activity of deferred costs and amortization of set-up fees (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Balances, at beginning of period	$41,557	$33,461	$39,933	$32,117
Incurred deferred costs	11,910	10,855	24,416	20,849
Amortized deferred costs	(10,923)	(8,984)	(21,805)	(17,634)
Balances, at end of period	$42,544	$35,332	$42,544	$35,332

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

Our marketable securities are carried at fair value and unrealized gains and losses on these investments, net of taxes, are included in accumulated other comprehensive loss in the condensed consolidated balance sheets.  Realized gains or losses are included in other income (expense), net, in the condensed consolidated statements of comprehensive income.  When a determination has been made that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is realized and is included in other income (expense), net, in the condensed consolidated statements of comprehensive income.

Cash equivalents and short- and long-term investments consisted of the following (in thousands):

	June 30, 2018
	Amortized	Unrealized	Fair
	Cost	Gains (Losses)	Value
Cash equivalents:
Money market funds	$102,281	$—	$102,281
Certificate of deposit	7,405	—	7,405
Marketable securities:
Corporate bonds	20,146	(23)	20,123
Commercial paper	17,338	14	17,352
U.S. treasury securities	7,419	(25)	7,394
	$154,589	$(34)	$154,555
Due within one year			$149,633
Due within two years			4,922
Total			$154,555

	December 31, 2017
	Amortized	Unrealized	Fair
	Cost	Gains (Losses)	Value
Cash equivalents:
Money market funds	$104,544	$—	$104,544
Certificate of deposit	7,814	—	7,814
Marketable securities:
Corporate bonds	17,758	(57)	17,701
Commercial paper	7,456	20	7,476
U.S. treasury securities	12,381	26	12,407
	$149,953	$(11)	$149,942
Due within one year			$144,736
Due within two years			5,206
Total			$149,942

We do not believe any of the unrealized losses represent an other-than-temporary impairment based on our valuation of available evidence as of June 30, 2018.  We expect to receive the full principal and interest on all of these cash equivalents, certificate of deposit and marketable securities.

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

The following table presents information about our financial assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

	June 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$102,281	$—	$—	$102,281
Certificate of deposit	7,405	—	—	7,405
Marketable securities:
Corporate bonds	—	20,123	—	20,123
Commercial paper	—	17,352	—	17,352
U.S. treasury securities	—	7,394	—	7,394
Total	$109,686	$44,869	$—	$154,555

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$104,544	$—	$—	$104,544
Certificate of deposit	7,814	—	—	7,814
Marketable securities:
Corporate bonds	—	17,700	—	17,700
Commercial paper	—	7,477	—	7,477
U.S. treasury securities	—	12,407	—	12,407
Total	$112,358	$37,584	$—	$149,942

NOTE C – Goodwill and Intangible Assets, net

The changes in the net carrying amount of goodwill for the six months ended June 30, 2018 are as follows (in thousands):

2018
Balances, January 1	$51,613
Goodwill acquired during the period	—
Foreign currency translation adjustments	(1,210)
Balances, June 30	$50,403

Intangible assets subject to amortization primarily include subscriber relationships, non-competition agreements and acquired technology and are amortized over their respective useful lives (ranging from 1 to 9 years).  Intangible assets, net of amortization, included the following (in thousands):

	June 30, 2018
			Foreign
	Carrying	Accumulated	Currency
	Amount	Amortization	Translation	Net
Subscriber relationships	$35,512	$(21,804)	$(217)	$13,491
Non-competition agreements	2,560	(2,159)	(21)	380
Technology and other	2,289	(1,775)	(31)	483
	$40,361	$(25,738)	$(269)	$14,354

	December 31, 2017
			Foreign
	Carrying	Accumulated	Currency
	Amount	Amortization	Translation	Net
Subscriber relationships	$34,350	$(19,592)	$614	$15,372
Non-competition agreements	2,499	(2,058)	45	486
Technology and other	2,130	(1,518)	59	671
	$38,979	$(23,168)	$718	$16,529

Total amortization expense for intangible assets during the three months ended June 30, 2018 and 2017 was $1.0 million and $1.1 million, respectively.  Total amortization expense for intangible assets during the six months ended June 30, 2018 and 2017 was $2.2 million and $2.3 million, respectively. The estimated annual amortization expense related to intangible assets subject to amortization for the next five years is as follows (in thousands):

Remainder of 2018	$1,852
2019	3,699
2020	3,349
2021	2,511
2022	1,440
Thereafter	1,503
$14,354

NOTE D – Commitments and Contingencies

Operating Leases

At June 30, 2018, our future minimum payments under operating leases were as follows (in thousands):

Remainder of 2018	$2,055
2019	4,154
2020	3,572
2021	4,346
2022	4,035
Thereafter	8,671
$26,833

NOTE E – Stock-Based Compensation

Our equity compensation plans provide for the grant of incentive and nonqualified stock options, restricted stock awards, restricted stock units and performance stock units to employees, non-employee directors and other consultants who provide services to us.  We also provide an employee stock purchase plan and 401(k) stock match.

Restricted stock awards result in the issuance of new shares when granted.  For other stock-based awards, new shares are issued when the award is exercised, vested or released according to the terms of the agreement.  In January 2018, 1,027,620 additional shares were reserved for future issuance under our 2010 Equity Incentive Plan.  At June 30, 2018, there were approximately 5.3 million shares available for grant under approved equity compensation plans.

We recognize stock-based compensation expense on a straight-line basis over the vesting period, except for expense relating to retirement-eligible employees which is recognized immediately upon the employee becoming retirement-eligible.

We recorded stock-based compensation expense of $3.2 million and $6.7 million for the three and six months ended June 30, 2018 and $2.2 million and $4.5 million for the three and six months ended June 30, 2017, respectively.  This expense was allocated in the condensed consolidated statements of comprehensive income as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Cost of revenues	$504	$469	$1,052	$920
Operating expenses
Sales and marketing	710	574	1,363	1,091
Research and development	357	228	686	457
General and administrative	1,608	915	3,611	2,018
Total stock-based compensation expense	$3,179	$2,186	$6,712	$4,486

Stock-based compensation expense by plan type was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Stock options	$739	$950	$1,993	$1,874
Performance share units	74	(169)	886	—
Restricted stock units	1,829	1,171	2,751	2,161
Restricted stock awards	135	79	215	159
Employee stock purchase plan	110	155	223	292
401(k) stock match	292	—	644	—
Total stock-based compensation expense	$3,179	$2,186	$6,712	$4,486

As of June 30, 2018, there was approximately $17.1 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a straight-line basis over a weighted average period of 2.7 years.

Stock Options

Stock options generally vest over four years and have a contractual term of seven to ten years from the date of grant.  Our stock option activity was as follows:

		Weighted Average
	Options	Exercise Price
	(#)	($/share)
Outstanding at December 31, 2017	1,097,331	$47.60
Granted	181,165	59.83
Exercised	(117,233)	43.68
Forfeited	(47,336)	57.39
Outstanding at June 30, 2018	1,113,927	49.58

Of the total outstanding options at June 30, 2018, 722,833 were exercisable with a weighted average exercise price of $46.18 per share. The total outstanding options had a weighted average remaining contractual life of 3.2 years.

The weighted average grant date fair value of options granted during the first six months of 2018 was $19.46.  This was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Volatility	34.9%
Dividend yield	0%
Life (in years)	4.4
Risk-free interest rate	2.53%

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

Activity for our performance share units and restricted stock units was as follows:

	Performance Share and	Weighted Average
	Restricted Stock Units	Grant Date Fair Value
	(#)	($/share)
Outstanding at December 31, 2017	321,912	$55.16
Granted	145,060	61.03
Vested and common stock issued	(81,427)	56.32
Forfeited	(22,539)	54.56
Outstanding at June 30, 2018	363,006	57.28

The number of restricted stock units outstanding at June 30, 2018 included 22,771 units that have vested, but for which shares of common stock have not yet been issued pursuant to the terms of the agreement.

Our restricted stock awards activity was as follows:

	Restricted Stock	Weighted Average Grant
	Awards (#)	Date Fair Value ($/share)
Outstanding at December 31, 2017	1,368	$58.29
Restricted common stock issued	7,304	74.43
Restrictions lapsed	(3,192)	67.51
Forfeited	—	—
Outstanding at June 30, 2018	5,480	74.43

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

For the offering period that began on January 1, 2018 and ended on June 30, 2018, we withheld $0.8 million from employees participating in the plan which were used to purchase 20,243 shares.

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

As of June 30, 2018 we do not have any unrecognized tax benefits nor any accrued interest or tax penalties.

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

In January and April of 2018, the Internal Revenue Service (“IRS”) issued guidance which provides additional clarification on certain aspects of the transition tax calculation.  We have applied this guidance for the second quarter of 2018 which did not result in a material adjustment to our previously calculated discrete income tax expense relating to the Tax Act.  We anticipate additional IRS guidance relative to the impacts of the Tax Act will be forthcoming throughout 2018.

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

The following table presents the components of the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Numerator
Net income	$5,416	$1,968	$8,670	$4,953
Denominator
Weighted average common shares outstanding, basic	17,163	17,198	17,140	17,176
Options to purchase common stock	290	152	225	177
Restricted stock units	91	28	77	31
Employee stock purchase plan	5	—	4	—
Weighted average common shares outstanding, diluted	17,549	17,378	17,446	17,384
Net income per share
Basic	$0.32	$0.11	$0.51	$0.29
Diluted	$0.31	$0.11	$0.50	$0.29

Antidilutive shares (in thousands)	53	267	264	267

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

For the three months ended June 30, 2018, our revenues were $61.1 million, an increase of 13% from the comparable period in 2017, and represented our 70th consecutive quarter of increased revenues.  Total operating expenses increased 5% for the same period in 2018 from 2017.  For the six months ended June 30, 2018, revenues increased 13% and operating expenses increased 9% compared to the same period in 2017.

Key Financial Terms and Metrics

We use several key financial terms and metrics to analyze our business, including annualized average recurring revenues per recurring revenue customer, which we also refer to as wallet share.  During the three and six months ended June 30, 2018, there were no changes in the definitions of our key financial terms and metrics, which are discussed in more detail under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on February 26, 2018.

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

During the three and six months ended June 30, 2018, there were no changes in our significant accounting policies or estimates, except for the adoptions of ASU No. 2014-09 and ASU No. 2018-05 as detailed in Note A.  See Note A to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on February 26, 2018, for additional information regarding our accounting policies.

Results of Operations

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

The following table presents our results of operations for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2018		2017		Change
		% of revenue		% of revenue	$	%
Revenues	$61,091	100.0%	$54,092	100.0%	$6,999	12.9%
Cost of revenues	20,402	33.4	18,191	33.6	2,211	12.2
Gross profit	40,689	66.6	35,901	66.4	4,788	13.3
Operating expenses
Sales and marketing	18,424	30.1	18,320	33.9	104	0.6
Research and development	5,293	8.7	5,369	9.9	(76)	(1.4)
General and administrative	9,974	16.3	8,139	15.0	1,835	22.5
Amortization of intangible assets	1,033	1.7	1,117	2.1	(84)	(7.5)
Total operating expenses	34,724	56.8	32,945	60.9	1,779	5.4
Income from operations	5,965	9.8	2,956	5.5	3,009	101.8
Other income (expense)
Interest income, net	547	0.9	242	0.4	305	126.0
Other income (expense), net	(168)	(0.3)	(102)	(0.2)	(66)	(64.7)
Total other income, net	379	0.6	140	0.2	239	170.7
Income before income taxes	6,344	10.4	3,096	5.7	3,248	104.9
Income tax expense	928	1.5	1,128	2.1	(200)	(17.7)
Net income	$5,416	8.9%	$1,968	3.6%	$3,448	175.2%

Revenues.  Revenues for the three months ended June 30, 2018 increased $7.0 million, or 13%, to $61.1 million from $54.1 million for the same period in 2017.  The increase in revenues resulted from two primary factors: an increase in recurring revenue customers and an increase in annualized average recurring revenues per recurring revenue customer, which we also refer to as wallet share.

•	The number of recurring revenue customers increased 4% to 26,212 at June 30, 2018 from 25,153 at June 30, 2017.
•

Annualized average recurring revenues per recurring revenue customer, or wallet share, increased 8% to $8,665 for the three months ended June 30, 2018 from $7,993 for the same period in 2017.  This increase in wallet share was primarily attributable to increased usage of our solutions by our recurring revenue customers.

Recurring revenues from recurring revenue customers accounted for 92% of our total revenues for the three months ended June 30, 2018, decreasing from 93% for the same period in 2017, due to an increase in one-time revenues.  We anticipate that the number of recurring revenue customers and wallet share will continue to increase as we increase the number of solutions we offer and increase the penetration of those solutions across our customer base.

Cost of Revenues.  Cost of revenues for the three months ended June 30, 2018 increased $2.2 million, or 12%, to $20.4 million from $18.2 million for the same period in 2017.  The increase in cost of revenues for the three months ended June 30, 2018 was primarily due to an increase in personnel-related costs of approximately $2.1 million, driven by increased salaries and benefits due to business growth and by increased contractor labor, and an increase in depreciation expense of $0.4 million, driven by continued investment in the infrastructure supporting our platform.  As a percentage of revenues, cost of revenues was 33% and 34% for the three months ended June 30, 2018 and 2017, respectively.

Sales and Marketing Expenses.  Sales and marketing expenses for the three months ended June 30, 2018 increased $0.1 million, or 1%, to $18.4 million from $18.3 million for the same period in 2017.  The increase in sales and marketing expenses for the three months ended June 30, 2018 compared to the same period in 2017 was primarily due to an increase of $0.5 million in variable compensation earned by sales personnel and referral partners, as a result of new business, offset by a $0.5 million decrease in promotional expenses.  As a percentage of revenues, sales and marketing expenses were 30% and 34% for the three months ended June 30, 2018 and 2017, respectively.

Research and Development Expenses.  Research and development expenses for the three months ended June 30, 2018 decreased $0.1 million, or 1%, to $5.3 million from $5.4 million for the same period in 2017.  The decrease in research and development expenses for the three months ended June 30, 2018 was primarily due to a $0.3 million decrease in personnel-related costs, due to an increase in internally developed capitalized software, which reduces personnel expenses, offset by increases in salaries and benefits due to business growth. Additionally, there was $0.2 million increase in software subscriptions, due to continued growth in the business.  As a percentage of revenues, research and development expenses were 9% and 10% for the three months ended June 30, 2018 and 2017, respectively.

General and Administrative Expenses.  General and administrative expenses for the three months ended June 30, 2018 increased $1.8 million, or 23%, to $10.0 million from $8.1 million for the same period in 2017.  The increase in general and administrative expenses for the three months ended June 30, 2018 was primarily due to an increase of $0.7 million in stock-based compensation expense, as a result of stock grants made to retirement-eligible employees which result in immediate expensing, an increase of $0.6 million in personnel-related costs, as a result of continued business growth, and an increase of $0.5 million in other general and administrative expenses, as a result of continued growth in the business. As a percentage of revenues, general and administrative expenses were 16% and 15% for the three months ended June 30, 2018 and 2017, respectively.

Other Income (Expense), net.  Other income (expense), net, for the three months ended June 30, 2018 increased $0.2 million over the same period in 2017 primarily due to a $0.3 million increase of interest income from investments, as a result of additional cash being invested.

Income Tax Expense.  We recorded income tax expense of $0.9 million for the three months ended June 30, 2018 compared to income tax expense of $1.1 million for the same period in 2017.  The decrease in income tax expense for the three months ended June 30, 2018 was primarily due to a reduction in overall effective tax rate in 2018, as a result of the Tax Act, partially offset by increased pre-tax income.  In addition, discrete tax benefits increased $0.7 million, of which $0.5 million relates to research and development tax credits and $0.2 million relates to stock activity.  Under ASU 2016-09, excess tax benefits generated upon the settlement or exercise of stock awards are no longer recognized as additional paid-in capital but are instead recognized as a reduction to income tax expense.  As a result of recording these excess tax benefits in income tax expense, we expect that our annual effective income tax rate will be more volatile than it has been historically.

Adjusted EBITDA.  Adjusted EBITDA, which is a non-GAAP measure of financial performance, consists of net income adjusted for depreciation and amortization, interest expense, interest income, income tax expense and stock-based compensation expense.  The following table provides a reconciliation of net income to Adjusted EBITDA (in thousands):

	Three Months Ended
	June 30,
	2018	2017
Net income	$5,416	$1,968
Depreciation and amortization of property and equipment	2,093	1,740
Amortization of intangible assets	1,033	1,117
Interest income, net	(547)	(242)
Income tax expense	928	1,128
Stock-based compensation expense	3,179	2,186
Adjusted EBITDA	$12,102	$7,897

Non-GAAP Income per Share.  Non-GAAP income per share, which is also a non-GAAP measure of financial performance, consists of net income plus stock-based compensation expense, amortization expense related to intangible assets and income tax effects of adjustments divided by the weighted average number of shares of common stock outstanding during each period.  The following table provides a reconciliation of net income to Non-GAAP income per share (in thousands, except per share amounts):

	Three Months Ended
	June 30,
	2018	2017
Net income	$5,416	$1,968
Stock-based compensation expense	3,179	2,186
Amortization of intangible assets	1,033	1,117
Income tax effects of adjustments	(1,027)	(1,213)
Non-GAAP income	$8,601	$4,058
Shares used to compute Non-GAAP income per share
Basic	17,163	17,198
Diluted	17,549	17,378
Non-GAAP income per share
Basic	$0.50	$0.24
Diluted	$0.49	$0.23

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

The following table presents our results of operations for the periods indicated (dollars in thousands):

	Six Months Ended June 30,
	2018		2017		Change
		% of revenue		% of revenue	$	%
Revenues	$120,183	100.0%	$105,971	100.0%	$14,212	13.4%
Cost of revenues	40,160	33.4	35,521	33.5	4,639	13.1
Gross profit	80,023	66.6	70,450	66.5	9,573	13.6
Operating expenses
Sales and marketing	37,071	30.8	35,343	33.4	1,728	4.9
Research and development	10,425	8.7	10,474	9.8	(49)	(0.5)
General and administrative	20,104	16.7	15,966	15.1	4,138	25.9
Amortization of intangible assets	2,158	1.8	2,332	2.2	(174)	(7.5)
Total operating expenses	69,758	58.0	64,115	60.5	5,643	8.8
Income from operations	10,265	8.6	6,335	6.0	3,930	62.0
Other income (expense)
Interest income, net	961	0.8	433	0.4	528	121.9
Other income (expense), net	(322)	(0.3)	(162)	(0.1)	(160)	(98.8)
Total other income, net	639	0.5	271	0.3	368	135.8
Income before income taxes	10,904	9.1	6,606	6.3	4,298	65.1
Income tax expense	2,234	1.9	1,653	1.6	581	35.1
Net income	$8,670	7.2%	$4,953	4.7%	$3,717	75.0%

Revenues.  Revenues for the six months ended June 30, 2018 increased $14.2 million, or 13%, to $120.2 million from $106.0 million for the same period in 2017.  The increase in revenues resulted from two primary factors: the increase in recurring revenue customers and the increase in annualized average recurring revenues per recurring revenue customer, which we also refer to as wallet share.

•	The number of recurring revenue customers increased 4% to 26,212 at June 30, 2018 from 25,153 at June 30, 2017.
•

Annualized average recurring revenues per recurring revenue customer, or wallet share, increased 9% to $8,567 for the six months ended June 30, 2018 from $7,852 for the same period in 2017.  This increase in wallet share was primarily attributable to increased usage of our solutions by our recurring revenue customers.

Recurring revenues from recurring revenue customers accounted for 93% of our total revenues for the six months ended June 30, 2018, consistent with the same period in 2017.  We anticipate that the number of recurring revenue customers and wallet share will continue to increase as we increase the number of solutions we offer and increase the penetration of those solutions across our customer base.

Cost of Revenues.  Cost of revenues for the six months ended June 30, 2018 increased $4.6 million, or 13%, to $40.2 million from $35.5 million for the same period in 2017.  The increase in cost of revenues for the six months ended June 30, 2018 was primarily due to an increase of $4.0 million in personnel-related costs, driven by continued business growth and by an increase in contractor labor. As we continued to invest in the infrastructure supporting our platform, depreciation expense increased by $0.7 million compared to the same period in 2017.  As a percentage of revenues, cost of revenues was 33% and 34% for the six months ended June 30, 2018 and 2017, respectively.

Sales and Marketing Expenses.  Sales and marketing expenses for the six months ended June 30, 2018 increased $1.7 million, or 5%, to $37.1 million from $35.3 million for the same period in 2017.  The increase in sales and marketing expenses for the six months ended June 30, 2018 was due to an increase of $1.0 million of personnel-related costs, as a result of overall business growth, an increase of $1.1 million in variable compensation earned by sales personnel and referral partners, as a result of new business, partially offset by an $0.8 million decrease in promotional expenses.  As a percentage of revenues, sales and marketing expenses were 31% and 33% for the six months ended June 30, 2018 and 2017, respectively.

Research and Development Expenses.  Research and development expenses for the six months ended June 30, 2018 were consistent with the same period in 2017.  Increases in software subscriptions of $0.4 million and stock-based compensation of $0.2 million were consistent with business growth and were offset by decreases in personnel-related costs of $0.5 million, primarily due to an increase in internally developed capitalized software which reduces personnel expenses. As a percentage of revenues, research and development expenses were 9% and 10% for the six months ended June 30, 2018 and 2017, respectively.

General and Administrative Expenses.  General and administrative expenses for the six months ended June 30, 2018 increased $4.1 million, or 26%, to $20.1 million from $16.0 million for the same period in 2017.  The increase in general and administrative expenses for the six months ended June 30, 2018 was primarily due to headcount growth, which resulted in an increase of $1.2 million in personnel-related costs and an increase of $1.6 million in stock-based compensation.  Additionally, legal, audit and tax fees increased by $0.4 million and other expenses increased by $0.8 million, primarily driven by increased costs of software subscriptions, credit card fees and bad debt expense.  As a percentage of revenues, general and administrative expenses were 17% and 15% for the six months ended June 30, 2018 and 2017, respectively.

Other Income (Expense), net.  Other income (expense), net, for the six months ended June 30, 2018 increased $0.4 million over the same period in 2017 primarily due to a $0.5 million increase in interest income from investments.

Income Tax Expense.  We recorded income tax expense of $2.2 million for the six months ended June 30, 2018 compared to income tax expense of $1.7 million for the same period in 2017.  The increase in income tax expense for the six months ended June 30, 2018 was primarily due to increased pre-tax income, partially offset by a reduction in overall effective tax rate in 2018 as compared to 2017 due to the Tax Act.  In addition, discrete tax benefits decreased $0.2 million for the six months ended June 30, 2018 compared to the same period in 2017.  The decrease is primarily due to a $0.7 million decrease from discrete tax benefits from stock activity offset by a $0.5 million increase in research and development tax credits. Under ASU 2016-09, excess tax benefits generated upon the settlement or exercise of stock awards are no longer recognized as additional paid-in capital but are instead recognized as a reduction to income tax expense.  As a result of recording these excess tax benefits in income tax expense, we expect that our annual effective income tax rate will be more volatile than it has been historically.

Adjusted EBITDA.  Adjusted EBITDA, which is a non-GAAP measure of financial performance, consists of net income adjusted for depreciation and amortization, interest expense, interest income, income tax expense and stock-based compensation expense.  The following table provides a reconciliation of net income to Adjusted EBITDA (in thousands):

	Six Months Ended
	June 30,
	2018	2017
Net income	$8,670	$4,953
Depreciation and amortization of property and equipment	4,176	3,431
Amortization of intangible assets	2,158	2,332
Interest income, net	(961)	(433)
Income tax expense	2,234	1,653
Stock-based compensation expense	6,712	4,486
Adjusted EBITDA	$22,989	$16,422

Non-GAAP Income per Share.  Non-GAAP income per share, which is also a non-GAAP measure of financial performance, consists of net income plus stock-based compensation expense, amortization expense related to intangible assets and income tax effects of adjustments divided by the weighted average number of shares of common stock outstanding during each period.  The following table provides a reconciliation of net income to Non-GAAP income per share (in thousands, except per share amounts):

	Six Months Ended
	June 30,
	2018	2017
Net income	$8,670	$4,953
Stock-based compensation expense	6,712	4,486
Amortization of intangible assets	2,158	2,332
Income tax effects of adjustments	(2,180)	(3,355)
Non-GAAP income	$15,360	$8,416
Shares used to compute Non-GAAP income per share
Basic	17,140	17,176
Diluted	17,446	17,384
Non-GAAP income per share
Basic	$0.90	$0.49
Diluted	$0.88	$0.48

Liquidity and Capital Resources

At June 30, 2018, our principal sources of liquidity were cash, cash equivalents, certificates of deposit and marketable securities of $177.7 million and accounts receivable, net of allowance for doubtful accounts, of $28.2 million.  Certificates of deposit and marketable securities are invested in accordance with our investment policy, with a goal of maintaining liquidity and capital preservation.  Our cash equivalents and marketable securities are held in highly liquid money market funds, commercial paper, federal agency securities and corporate debt securities.

Net Cash Flows from Operating Activities

Net cash provided by operating activities was $22.2 million and $17.9 million for the six months ended June 30, 2018 and 2017, respectively.  The increase in operating cash flows as compared to the same period in 2017 was primarily due to increases in net income, stock-based compensation and deferred rent offset by decreases in accounts receivable.

Net Cash Flows from Investing Activities

Net cash used in investing activities was $14.0 million and $5.2 million for the six months ended June 30, 2018 and 2017, respectively.  The increase in net cash used in investing activities compared to the same period in 2017 was primarily due to purchases of marketable securities, net of maturities of $5.7 million and purchases of capital expenditures of $3.1 million.  Our capital expenditures are for supporting our business growth and existing customer base, as well as for our internal use such as equipment for our employees.

Net Cash Flows from Financing Activities

Net financing activities resulted in cash used of $5.9 million and cash provided of $2.3 million for the six months ended June 30, 2018 and 2017, respectively.  The decrease was primarily due to $11.9 million of common stock repurchases offset by $3.7 million of proceeds from stock-based compensation plans.

Effect of Foreign Currency Exchange Rate Changes

Our results of operations and cash flows were not materially affected by fluctuations in foreign currency exchange rates.  We maintain approximately 8% of our total cash and cash equivalents outside of the U.S. in foreign currencies, primarily in Australian and Canadian dollars.  We believe that a significant change in foreign currency exchange rates or an inability to access these funds would not affect our ability to meet our operational needs.

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

Inflation and changing prices did not have a material effect on our business during the six months ended June 30, 2018 and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt.  Additionally, we are not a party to any derivative contracts or synthetic leases.

Contractual and Commercial Commitment Summary

Our contractual obligations and commercial commitments as of June 30, 2018 are summarized below:

	Payments Due By Period (in thousands)
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$26,833	$2,055	$7,726	$8,381	$8,671

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

We did not have any outstanding debt as of June 30, 2018.  Therefore, we do not have any material risk to interest rate fluctuations.

Foreign Currency Exchange Risk

We have revenue, expenses, assets and liabilities that are denominated in currencies other than the U.S. dollar, primarily the Australian dollar and Canadian dollar.  As of June 30, 2018, we maintained approximately 8% of our total cash and cash equivalents outside of the U.S. in foreign currencies.  We believe that a significant change in foreign currency exchange rates or an inability to access these funds would not affect our ability to meet our operational needs.  As we expand internationally, our results of operations and cash flows may be impacted by changes in foreign currency exchange rates, and would be adversely impacted when the U.S. dollar appreciates relative to other foreign currencies.  We have not used any forward contracts or currency borrowings to hedge our exposure to foreign currency exchange risk, although we may do so in the future.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(c) Share Repurchases

The following table presents the total number of shares of our common stock that we purchased during the second quarter of 2018, the average price paid per share, the number of shares that we purchased as part of our publicly announced repurchase program and the approximate dollar value of shares that still could be repurchased at the end of the applicable period.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
April 1 - 30, 2018	—	$—	—	$38,312,000
May 1 - 31, 2018	—	—	—	38,312,000
June 1 - 30, 2018	79,410	75.51	79,410	32,316,000
Total second quarter 2018	79,410	$75.51	79,410	$32,316,000

(1)

Pursuant to a $50.0 million share repurchase program that was authorized by our board of directors on November 2, 2017. There is no expiration date governing the period over which we can repurchase shares under the November 2017 share repurchase program.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

Number	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-3 (File No. 333-182097) filed with the SEC on September 13, 2012).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 001-34702) filed with the SEC on October 12, 2017).

10.1	Non-Employee Director Compensation Policy (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T (filed herewith).

**	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 27, 2018	SPS COMMERCE, INC.

/s/ KIMBERLY K. NELSON
Kimberly K. Nelson
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)