Form 10-Q
period 2018-09-30
SPS COMMERCE INC
filed 2018-10-26
CIK 1092699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding at October 19, 2018 was 17,664,624 shares.

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

PART I. – FINANCIAL INFORMATION

Item 1.	Financial Statements

SPS COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except shares and per share amounts)

	September 30,	December 31,
	2018	2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$144,748	$123,127
Short-term investments	44,654	40,192
Accounts receivable, less allowance for doubtful accounts of $1,199 and $763, respectively	27,289	24,897
Deferred costs	33,134	29,966
Other current assets	6,613	6,149
Total current assets	256,438	224,331
PROPERTY AND EQUIPMENT, net	19,368	16,856
GOODWILL	50,502	51,613
INTANGIBLE ASSETS, net	13,491	16,529
INVESTMENTS	4,921	5,206
OTHER ASSETS
Deferred costs	10,597	9,967
Deferred income tax asset	11,433	13,697
Other assets	1,710	1,539
Total assets	$368,460	$339,738
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,853	$4,463
Accrued compensation	15,498	15,228
Accrued expenses	3,976	4,712
Deferred revenue	24,948	17,863
Deferred rent	1,399	1,679
Total current liabilities	49,674	43,945
OTHER LIABILITIES
Deferred revenue	2,685	2,731
Deferred rent	3,979	3,064
Deferred income tax liability	1,551	1,887
Total liabilities	57,889	51,627
COMMITMENTS and CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 55,000,000 shares authorized; 17,644,364 and 17,249,153 shares issued; and 17,302,572 and 17,127,006 outstanding, respectively	18	17
Treasury stock, at cost; 341,792 and 122,147 shares, respectively	(19,682)	(5,815)
Additional paid-in capital	323,539	301,863
Retained earnings (accumulated deficit)	8,120	(8,611)
Accumulated other comprehensive (loss) income	(1,424)	657
Total stockholders’ equity	310,571	288,111
Total liabilities and stockholders’ equity	$368,460	$339,738

See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues	$62,868	$56,057	$183,051	$162,028
Cost of revenues	20,411	18,645	60,571	54,166
Gross profit	42,457	37,412	122,480	107,862
Operating expenses
Sales and marketing	16,952	17,638	54,023	52,981
Research and development	5,146	6,549	15,571	17,023
General and administrative	11,174	8,743	31,278	24,709
Amortization of intangible assets	928	1,128	3,086	3,460
Total operating expenses	34,200	34,058	103,958	98,173
Income from operations	8,257	3,354	18,522	9,689
Other income (expense)
Interest income, net	628	272	1,589	704
Other expense, net	(219)	(195)	(541)	(356)
Total other income, net	409	77	1,048	348
Income before income taxes	8,666	3,431	19,570	10,037
Income tax expense	605	1,255	2,839	2,908
Net income	$8,061	$2,176	$16,731	$7,129

Net income per share
Basic	$0.47	$0.13	$0.97	$0.42
Diluted	$0.45	$0.13	$0.95	$0.41

Weighted average common shares used to compute net income per share
Basic	17,219	17,223	17,167	17,192
Diluted	17,741	17,410	17,557	17,394

Other comprehensive income
Foreign currency translation adjustments	76	1,779	(2,155)	4,291
Unrealized gain on investments, net of tax of $41, $10, $88 and $0	123	17	264	—
Reclassification of unrealized (gain) loss on investments into earnings, net of tax of ($11), $44, ($64) and $29	(33)	72	(191)	48
Comprehensive income	$8,227	$4,044	$14,649	$11,468

See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities
Net income	$16,731	$7,129
Reconciliation of net income to net cash provided by operating activities
Deferred income taxes	1,934	2,240
Depreciation and amortization of property and equipment	6,308	5,261
Amortization of intangible assets	3,086	3,460
Provision for doubtful accounts	1,780	1,365
Stock-based compensation	9,978	6,833
Other, net	(255)	(19)
Changes in assets and liabilities
Accounts receivable	(4,279)	(4,476)
Deferred costs	(3,813)	(5,188)
Other current and non-current assets	(681)	1,135
Accounts payable	382	632
Accrued compensation	(592)	(1,517)
Accrued expenses	(718)	469
Deferred revenue	7,039	5,270
Deferred rent	647	(622)
Net cash provided by operating activities	37,547	21,972
Cash flows from investing activities
Purchases of property and equipment	(9,875)	(5,242)
Purchases of investments	(64,434)	(29,819)
Maturities of investments	60,000	23,029
Acquisitions of businesses and intangible assets, net of cash acquired	(381)	(500)
Net cash used in investing activities	(14,690)	(12,532)
Cash flows from financing activities
Repurchases of common stock	(13,867)	—
Net proceeds from exercise of options to purchase common stock	11,800	1,307
Net proceeds from employee stock purchase plan	836	1,011
Net cash (used in) provided by financing activities	(1,231)	2,318
Effect of foreign currency exchange rate changes	(5)	1,349
Net increase in cash and cash equivalents	21,621	13,107
Cash and cash equivalents at beginning of period	123,127	115,877
Cash and cash equivalents at end of period	$144,748	$128,984

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

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09 which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This guidance replaced most existing revenue recognition guidance in GAAP.  Topic 606 also includes Subtopic 340-40, Other Assets and Deferred Costs – Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer.  Collectively, we refer to Topic 606 and Subtopic 340-40 as the “new standard.”  These requirements are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods.

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

Selected condensed consolidated balance sheet line items, which reflect the adoption of ASU 2014-09 are as follows (in thousands):

	December 31, 2017
	As previously
	reported	Adjustments	As adjusted
ASSETS
Deferred costs	$25,091	$4,875	$29,966
Deferred costs, non-current	6,770	3,197	9,967
Deferred income tax asset	17,551	(3,854)	13,697
LIABILITIES
Accrued compensation	15,886	(658)	15,228
Deferred revenue	16,407	1,456	17,863
Deferred revenue, non-current	10,602	(7,871)	2,731
STOCKHOLDERS’ EQUITY
Accumulated deficit	(19,902)	11,291	(8,611)

Selected unaudited condensed consolidated statement of operations line items, which reflect the adoption of ASU 2014-09 are as follows (in thousands):

	For the three months ended September 30, 2017
	As previously
	reported	Adjustments	As adjusted
Revenues	56,150	(93)	56,057
Operating expenses
Sales and marketing	18,239	(601)	17,638
Income from operations	2,846	508	3,354
Income tax expense	1,058	197	1,255
Net income	$1,865	$311	$2,176
Net income per share
Basic	$0.11	$0.02	$0.13
Diluted	$0.11	$0.02	$0.13

	For the nine months ended September 30, 2017
	As previously
	reported	Adjustments	As adjusted
Revenues	162,366	(338)	162,028
Operating expenses
Sales and marketing	54,059	(1,078)	52,981
Income from operations	8,949	740	9,689
Income tax expense	2,636	272	2,908
Net income	$6,661	$468	$7,129
Net income per share
Basic	$0.39	$0.03	$0.42
Diluted	$0.38	$0.03	$0.41

Selected unaudited condensed consolidated statement of cash flows line items, which reflect the adoption of ASU 2014-09 are as follows (in thousands):

	For the nine months ended September 30, 2017
	As previously
	reported	Adjustments	As adjusted
Cash flows from operating activities
Net income	$6,661	$468	$7,129
Reconciliation of net income to net cash provided by operating activities
Deferred income taxes	1,968	272	2,240
Changes in assets and liabilities
Deferred costs	(4,487)	(701)	(5,188)
Accrued compensation	(1,140)	(377)	(1,517)
Deferred revenue	4,932	338	5,270
Net cash provided by operating activities	21,972	—	21,972

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

We will adopt the new standard on January 1, 2019 and use the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The new standard provides several optional practical expedients in transition. We expect to elect the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We do not expect to elect the use-of hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us.  The new standard also provides practical expedients for an entity’s ongoing accounting. We currently expect to elect the short-term lease recognition exemption for all leases that qualify which means we will not recognize right-of-use (“ROU”) assets or lease liabilities for these leases, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also currently expect to elect the practical expedient to not separate lease and non-lease components for all leases.

We expect that this standard will have a material effect on our financial statements. While we continue to assess all of the effects of adoption, we currently believe the most significant effects relate to the recognition of new ROU assets and lease liabilities on our balance sheet for our existing operating leases.  We are in the process of determining the financial statement impact and are currently unable to estimate the extent of the impact on our consolidated financial statements.

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

Significant Accounting Policies

Except for the accounting policies for revenue recognition and deferred commissions that were updated as a result of adopting ASU 2014-09, there were no material changes in our significant accounting policies during the nine months ended September 30, 2018. See Note A to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on February 26, 2018, for additional information regarding our significant accounting policies.

Revenue Recognition

We derive our revenues primarily from the following revenue streams (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Recurring revenues:
Fulfillment	$48,482	$41,962	$140,326	$120,754
Analytics	8,750	8,679	25,639	25,517
Other	1,412	1,257	3,969	3,721
Recurring Revenues	58,644	51,898	169,934	149,992
One-time revenues	4,224	4,159	13,117	12,036
	$62,868	$56,057	$183,051	$162,028

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

The table below presents the activity of the portion of the deferred revenue liability relating to set-up fees (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Balances, at beginning of period	$9,886	$10,280	$10,031	$9,995
Invoiced set-up fees	2,697	2,450	7,807	8,063
Amortized set-up fees	(2,596)	(2,634)	(7,851)	(7,962)
Balances, at end of period	$9,987	$10,096	$9,987	$10,096

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

The table below presents the activity of deferred costs and amortization of set-up fees (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Balances, at beginning of period	$42,544	$35,332	$39,933	$32,117
Incurred deferred costs	12,391	11,294	36,807	32,142
Amortized deferred costs	(11,204)	(9,316)	(33,009)	(26,949)
Balances, at end of period	$43,731	$37,310	$43,731	$37,310

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

Cash equivalents and short- and long-term investments consisted of the following (in thousands):

	September 30, 2018
	Amortized	Unrealized	Fair
	Cost	Gains (Losses)	Value
Cash equivalents:
Money market funds	$121,594	$—	$121,594
Certificate of deposit	7,224	—	7,224
Marketable securities:
Corporate bonds	12,642	51	12,693
Commercial paper	17,323	57	17,380
U.S. treasury securities	12,300	(22)	12,278
	$171,083	$86	$171,169
Due within one year			$166,248
Due within two years			4,921
Total			$171,169

	December 31, 2017
	Amortized	Unrealized	Fair
	Cost	Gains (Losses)	Value
Cash equivalents:
Money market funds	$104,544	$—	$104,544
Certificate of deposit	7,814	—	7,814
Marketable securities:
Corporate bonds	17,758	(57)	17,701
Commercial paper	7,456	20	7,476
U.S. treasury securities	12,381	26	12,407
	$149,953	$(11)	$149,942
Due within one year			$144,736
Due within two years			5,206
Total			$149,942

We do not believe any of the unrealized losses represent an other-than-temporary impairment based on our valuation of available evidence as of September 30, 2018.  We expect to receive the full principal and interest on all of these cash equivalents, certificate of deposit and marketable securities.

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

The following table presents information about our financial assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

	September 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$121,594	$—	$—	$121,594
Certificate of deposit	7,224	—	—	7,224
Marketable securities:
Corporate bonds	—	12,693	—	12,693
Commercial paper	—	17,380	—	17,380
U.S. treasury securities	—	12,278	—	12,278
Total	$128,818	$42,351	$—	$171,169

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$104,544	$—	$—	$104,544
Certificate of deposit	7,814	—	—	7,814
Marketable securities:
Corporate bonds	—	17,700	—	17,700
Commercial paper	—	7,477	—	7,477
U.S. treasury securities	—	12,407	—	12,407
Total	$112,358	$37,584	$—	$149,942

NOTE C – Goodwill and Intangible Assets, net

The changes in the net carrying amount of goodwill for the nine months ended September 30, 2018 are as follows (in thousands):

2018
Balances, January 1	$51,613
Goodwill acquired during the period	—
Foreign currency translation adjustments	(1,111)
Balances, September 30	$50,502

Intangible assets subject to amortization primarily include subscriber relationships, non-competition agreements and acquired technology and are amortized over their respective useful lives (ranging from 1 to 9 years).  Intangible assets, net of amortization, included the following (in thousands):

	September 30, 2018
			Foreign
	Carrying	Accumulated	Currency
	Amount	Amortization	Translation	Net
Subscriber relationships	$35,512	$(22,710)	$(64)	$12,738
Non-competition agreements	2,560	(2,204)	$(13)	343
Technology and other	2,289	(1,859)	$(20)	410
	$40,361	$(26,773)	$(97)	$13,491

	December 31, 2017
			Foreign
	Carrying	Accumulated	Currency
	Amount	Amortization	Translation	Net
Subscriber relationships	$34,350	$(19,592)	$614	$15,372
Non-competition agreements	2,499	(2,058)	45	486
Technology and other	2,130	(1,518)	59	671
	$38,979	$(23,168)	$718	$16,529

Total amortization expense for intangible assets during the three months ended September 30, 2018 and 2017 was $0.9 million and $1.1 million, respectively.  Total amortization expense for intangible assets during the nine months ended September 30, 2018 and 2017 was $3.1 million and $3.5 million, respectively. The estimated annual amortization expense related to intangible assets subject to amortization for the next five years is as follows (in thousands):

Remainder of 2018	$930
2019	3,716
2020	3,361
2021	2,521
2022	1,449
Thereafter	1,514
$13,491

NOTE D – Commitments and Contingencies

Operating Leases

At September 30, 2018, our future minimum payments under operating leases were as follows (in thousands):

Remainder of 2018	$1,012
2019	4,146
2020	3,476
2021	4,345
2022	4,035
Thereafter	8,671
$25,685

NOTE E – Stock-Based Compensation

Our equity compensation plans provide for the grant of incentive and nonqualified stock options, restricted stock awards, restricted stock units and performance stock units to employees, non-employee directors and other consultants who provide services to us.  We also provide an employee stock purchase plan and 401(k) stock match.

Restricted stock awards result in the issuance of new shares when granted.  For other stock-based awards, new shares are issued when the award is exercised, vested or released according to the terms of the agreement.  In January 2018, 1,027,620 additional shares were reserved for future issuance under our 2010 Equity Incentive Plan.  At September 30, 2018, there were approximately 5.3 million shares available for grant under approved equity compensation plans.

We recognize stock-based compensation expense on a straight-line basis over the vesting period, except for expense relating to retirement-eligible employees, which is recognized immediately upon the employee becoming retirement-eligible.

We recorded stock-based compensation expense of $3.3 million and $10.0 million for the three and nine months ended September 30, 2018 and $2.3 million and $6.8 million for the three and nine months ended September 30, 2017, respectively.  This expense was allocated in the condensed consolidated statements of comprehensive income as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Cost of revenues	$535	$494	$1,587	$1,414
Operating expenses
Sales and marketing	691	565	2,054	1,656
Research and development	287	241	973	698
General and administrative	1,753	1,047	5,364	3,065
Total stock-based compensation expense	$3,266	$2,347	$9,978	$6,833

Stock-based compensation expense by plan type was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Stock options	$677	$943	$2,670	$2,817
Performance share units	74	—	960	—
Restricted stock units	1,976	1,173	4,727	3,334
Restricted stock awards	137	79	352	238
Employee stock purchase plan	109	152	332	444
401(k) stock match	293	—	937	—
Total stock-based compensation expense	$3,266	$2,347	$9,978	$6,833

As of September 30, 2018, there was approximately $14.3 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a straight-line basis over a weighted average period of 2.6 years.

Stock Options

Stock options generally vest over four years and have a contractual term of seven to ten years from the date of grant.  Our stock option activity was as follows:

		Weighted Average
	Options	Exercise Price
	(#)	($/share)
Outstanding at December 31, 2017	1,097,331	$47.60
Granted	181,472	59.88
Exercised	(286,237)	41.23
Forfeited	(60,270)	56.71
Outstanding at September 30, 2018	932,296	51.35

Of the total outstanding options at September 30, 2018, 594,300 were exercisable with a weighted average exercise price of $48.92 per share. The total outstanding options had a weighted average remaining contractual life of 3.3 years.

The weighted average grant date fair value of options granted during the first nine months of 2018 was $19.48.  This was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

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

Activity for our performance share units and restricted stock units was as follows:

	Performance Share and	Weighted Average
	Restricted Stock Units	Grant Date Fair Value
	(#)	($/share)
Outstanding at December 31, 2017	321,912	$55.16
Granted	156,933	63.09
Vested and common stock issued	(81,427)	56.32
Forfeited	(34,318)	54.91
Outstanding at September 30, 2018	363,100	58.35

The number of restricted stock units outstanding at September 30, 2018 included 38,321 units that have vested, but for which shares of common stock have not yet been issued pursuant to the terms of the agreement.

With restricted stock awards, shares of our common stock are issued when the award is granted and the restrictions lapse over one year. Our restricted stock awards activity was as follows:

	Restricted Stock	Weighted Average Grant
	Awards (#)	Date Fair Value ($/share)
Outstanding at December 31, 2017	1,368	$58.29
Restricted common stock issued	7,304	74.43
Restrictions lapsed	(5,016)	70.03
Forfeited	—	—
Outstanding at September 30, 2018	3,656	74.43

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

For the offering period that began on January 1, 2018 and ended on June 30, 2018, we withheld $0.8 million from employees participating in the plan which were used to purchase 20,243 shares.  For the offering period that began on July 1, 2018 and will end on December 31, 2018, we have withheld $0.5 million as of September 30, 2018 from employees participating in the plan.

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

As of September 30, 2018 we do not have any unrecognized tax benefits nor any accrued interest or tax penalties.

Tax Act

The Tax Act, which was enacted on December 22, 2017, included broad and complex changes to the U.S tax code.  The Tax Act reduced the corporate federal income tax rate to 21.0% effective January 1, 2018 and established a mandatory tax on previously untaxed foreign earnings and profits (“E&P”).  The Tax Act expanded the deduction limits on executive compensation under Section 162(m) and included transition rules for previously awarded compensation.

We have completed our evaluation of the impact of the Tax Act on previously untaxed foreign E&P and the deferred tax liability for withholding taxes on dividends. We have also completed our evaluation of the impact of the expanded Section 162(m) limitations and related transition rules on our deferred tax assets related to stock compensation. As a result of our evaluation, there was no material adjustment to our previously calculated discrete income tax expense relating to the Tax Act.

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

The following table presents the components of the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Numerator
Net income	$8,061	$2,176	$16,731	$7,129
Denominator
Weighted average common shares outstanding, basic	17,219	17,223	17,167	17,192
Options to purchase common stock	395	152	293	169
Restricted stock units	127	35	97	33
Weighted average common shares outstanding, diluted	17,741	17,410	17,557	17,394
Net income per share
Basic	$0.47	$0.13	$0.97	$0.42
Diluted	$0.45	$0.13	$0.95	$0.41

Antidilutive shares (in thousands)	—	267	27	267

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

For the three months ended September 30, 2018, our revenues were $62.9 million, an increase of 12% from the comparable period in 2017, and represented our 71st consecutive quarter of increased revenues.  Total operating expenses increased less than 1% for the same period in 2018 from 2017.  For the nine months ended September 30, 2018, revenues increased 13% and operating expenses increased 6% compared to the same period in 2017.

Key Financial Terms and Metrics

We use several key financial terms and metrics to analyze our business, including annualized average recurring revenues per recurring revenue customer, which we also refer to as wallet share.  During the three and nine months ended September 30, 2018, there were no changes in the definitions of our key financial terms and metrics, which are discussed in more detail under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on February 26, 2018.

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

During the three and nine months ended September 30, 2018, there were no changes in our significant accounting policies or estimates, except for the adoptions of ASU No. 2014-09 and ASU No. 2018-05 as detailed in Note A.  See Note A to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on February 26, 2018, for additional information regarding our accounting policies.

Results of Operations

Three months ended September 30, 2018 Compared to Three months ended September 30, 2017

The following table presents our results of operations for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2018		2017		Change
		% of revenue		% of revenue	$	%
Revenues	$62,868	100.0%	$56,057	100.0%	$6,811	12.2%
Cost of revenues	20,411	32.5	18,645	33.3	1,766	9.5
Gross profit	42,457	67.5	37,412	66.7	5,045	13.5
Operating expenses
Sales and marketing	16,952	26.9	17,638	31.5	(686)	(3.9)
Research and development	5,146	8.2	6,549	11.7	(1,403)	(21.4)
General and administrative	11,174	17.8	8,743	15.6	2,431	27.8
Amortization of intangible assets	928	1.5	1,128	2.0	(200)	(17.7)
Total operating expenses	34,200	54.4	34,058	60.8	142	0.4
Income from operations	8,257	13.1	3,354	5.9	4,903	146.2
Other income (expense)
Interest income, net	628	1.0	272	0.5	356	130.9
Other income (expense), net	(219)	(0.3)	(195)	(0.3)	(24)	(12.3)
Total other income, net	409	0.7	77	0.2	332	431.2
Income before income taxes	8,666	13.8	3,431	6.1	5,235	152.6
Income tax expense	605	1.0	1,255	2.2	(650)	(51.8)
Net income	$8,061	12.8%	$2,176	3.9%	$5,885	270.5%

Revenues.  Revenues for the three months ended September 30, 2018 increased $6.8 million, or 12%, to $62.9 million from $56.1 million for the same period in 2017.  The increase in revenues resulted from two primary factors: an increase in recurring revenue customers and an increase in annualized average recurring revenues per recurring revenue customer, which we also refer to as wallet share.

•	The number of recurring revenue customers increased 6% to 26,869 at September 30, 2018 from 25,359 at September 30, 2017.
•

Wallet share increased 8% to $8,838 for the three months ended September 30, 2018 from $8,219 for the same period in 2017.  This increase was primarily attributable to increased usage of our solutions by our recurring revenue customers.

Recurring revenues from recurring revenue customers accounted for 93% of our total revenues for the three months ended September 30, 2018 and 2017.  We anticipate that the number of recurring revenue customers and wallet share will continue to increase as we increase the number of solutions we offer and increase the penetration of those solutions across our customer base.

Cost of Revenues.  Cost of revenues for the three months ended September 30, 2018 increased $1.8 million, or 10%, to $20.4 million from $18.6 million for the same period in 2017.  The increase was primarily due to an increase in personnel-related costs of approximately $1.2 million, driven by increased salaries and benefits due to business growth and by increased contract labor, and due to an increase in depreciation expense of $0.3 million driven by continued investment in the infrastructure supporting our platform.  As a percentage of revenues, cost of revenues was 33% for the three months ended September 30, 2018 and 2017.

Sales and Marketing Expenses.  Sales and marketing expenses for the three months ended September 30, 2018 decreased $0.7 million, or 4%, to $16.9 million from $17.6 million for the same period in 2017.  The decrease was primarily driven by a $1.5 million decrease in personnel-related costs, due to decreased headcount which reduced salaries and benefits, offset by an increase of $0.5 million in variable compensation earned by sales personnel and referral partners as a result of new business, and by a $0.3 million increase in promotional expenses.  As a percentage of revenues, sales and marketing expenses were 27% and 32% for the three months ended September 30, 2018 and 2017, respectively.

Research and Development Expenses.  Research and development expenses for the three months ended September 30, 2018 decreased $1.4 million, or 21%, to $5.1 million from $6.5 million for the same period in 2017.  The decrease was primarily due to a $1.4 million decrease in personnel-related costs, due to an increase of internally developed capitalized software, which reduces personnel expenses, and by decreases in salaries and benefits, due to decreases in headcount. As a percentage of revenues, research and development expenses were 8% and 12% for the three months ended September 30, 2018 and 2017, respectively.

General and Administrative Expenses.  General and administrative expenses for the three months ended September 30, 2018 increased $2.4 million, or 28%, to $11.2 million from $8.8 million for the same period in 2017. This increase was primarily driven by an increase of $1.1 million in personnel-related costs due to headcount growth and an increase of $0.7 million in stock-based compensation expense due to headcount growth and stock grants made to retirement-eligible employees which results in immediate expensing. Additionally, there was an increase of $0.6 million in other general and administrative expenses, as a result of continued growth in the business. As a percentage of revenues, general and administrative expenses were 18% and 16% for the three months ended September 30, 2018 and 2017, respectively.

Other Income (Expense), net.  Other income (expense), net, for the three months ended September 30, 2018 increased $0.3 million over the same period in 2017 primarily due to an increase of interest income from investments, as a result of additional cash being invested.

Income Tax Expense.  We recorded income tax expense of $0.6 million for the three months ended September 30, 2018 compared to income tax expense of $1.3 million for the same period in 2017.  The decrease was primarily due to a reduction in the overall effective tax rate in 2018, as a result of the Tax Act and due to discrete tax benefits.  The decreases were partially offset by increased pre-tax income.  Discrete tax benefits increased $1.8 million, primarily due to excess tax deductions on stock activity.  Under ASU 2016-09, excess tax benefits generated upon the settlement or exercise of stock awards are no longer recognized as additional paid-in capital but are instead recognized as a reduction to income tax expense.  As a result of recording these excess tax benefits in income tax expense, we expect that our annual effective income tax rate will be more volatile than it has been historically.

Adjusted EBITDA.  Adjusted EBITDA, which is a non-GAAP measure of financial performance, consists of net income adjusted for depreciation and amortization, interest expense, interest income, income tax expense and stock-based compensation expense.  The following table provides a reconciliation of net income to Adjusted EBITDA (in thousands):

	Three Months Ended
	September 30,
	2018	2017
Net income	$8,061	$2,176
Depreciation and amortization of property and equipment	2,132	1,830
Amortization of intangible assets	928	1,128
Interest income, net	(628)	(272)
Income tax expense	605	1,255
Stock-based compensation expense	3,266	2,347
Adjusted EBITDA	$14,364	$8,464

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

	Three Months Ended
	September 30,
	2018	2017
Net income	$8,061	$2,176
Stock-based compensation expense	3,266	2,347
Amortization of intangible assets	928	1,128
Income tax effects of adjustments	(3,008)	(1,254)
Non-GAAP income	$9,247	$4,397
Shares used to compute Non-GAAP income per share
Basic	17,219	17,223
Diluted	17,741	17,410
Non-GAAP income per share
Basic	$0.54	$0.26
Diluted	$0.52	$0.25

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

The following table presents our results of operations for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,
	2018		2017		Change
		% of revenue		% of revenue	$	%
Revenues	$183,051	100.0%	$162,028	100.0%	$21,023	13.0%
Cost of revenues	60,571	33.1	54,166	33.4	6,405	11.8
Gross profit	122,480	66.9	107,862	66.6	14,618	13.6
Operating expenses
Sales and marketing	54,023	29.5	52,981	32.7	1,042	2.0
Research and development	15,571	8.5	17,023	10.5	(1,452)	(8.5)
General and administrative	31,278	17.1	24,709	15.3	6,569	26.6
Amortization of intangible assets	3,086	1.7	3,460	2.1	(374)	(10.8)
Total operating expenses	103,958	56.8	98,173	60.6	5,785	5.9
Income from operations	18,522	10.1	9,689	6.0	8,833	91.2
Other income (expense)
Interest income, net	1,589	0.9	704	0.4	885	125.7
Other income (expense), net	(541)	(0.3)	(356)	(0.2)	(185)	(52.0)
Total other income, net	1,048	0.6	348	0.2	700	201.1
Income before income taxes	19,570	10.7	10,037	6.2	9,533	95.0
Income tax expense	2,839	1.6	2,908	1.8	(69)	(2.4)
Net income	$16,731	9.1%	$7,129	4.4%	$9,602	134.7%

Revenues.  Revenues for the nine months ended September 30, 2018 increased $21.0 million, or 13%, to $183.1 million from $162.0 million for the same period in 2017.  The increase in revenues resulted from two primary factors: the increase in recurring revenue customers and the increase in annualized average recurring revenues per recurring revenue customer, which we also refer to as wallet share.

•	The number of recurring revenue customers increased 6% to 26,869 at September 30, 2018 from 25,359 at September 30, 2017.
•

Wallet share increased 8% to $8,612 for the nine months ended September 30, 2018 from $7,973 for the same period in 2017.  This increase was primarily attributable to increased usage of our solutions by our recurring revenue customers.

Recurring revenues from recurring revenue customers accounted for 93% of our total revenues for the nine months ended September 30, 2018, consistent with the same period in 2017.  We anticipate that the number of recurring revenue customers and wallet share will continue to increase as we increase the number of solutions we offer and increase the penetration of those solutions across our customer base.

Cost of Revenues.  Cost of revenues for the nine months ended September 30, 2018 increased $6.4 million, or 12%, to $60.6 million from $54.2 million for the same period in 2017. The increase was primarily due to an increase in personnel-related costs of approximately $5.2 million, driven by increased salaries and benefits due to continued business growth and by increased contract labor, and due to an increase in depreciation expense of $1.1 million, driven by continued investment in infrastructure supporting our platform. As a percentage of revenues, cost of revenues was 33% for the nine months ended September 30, 2018 and 2017.

Sales and Marketing Expenses.  Sales and marketing expenses for the nine months ended September 30, 2018 increased $1.0 million, or 2%, to $54.0 million from $53.0 million for the same period in 2017.  The increase was due to an increase of $1.6 million in variable compensation earned by sales personnel and referral partners, as a result of new business, partially offset by an $0.6 million decrease in personnel expenses, due to decreased headcount which reduced salaries and benefits.  As a percentage of revenues, sales and marketing expenses were 30% and 33% for the nine months ended September 30, 2018 and 2017, respectively.

Research and Development Expenses.  Research and development expenses for the nine months ended September 30, 2018 decreased $1.4 million, or 8%, to $15.6 million from $17.0 million for the same period in 2017.  The decrease was primarily due to decreases in personnel-related costs of $1.9 million, due to an increase of internally developed capitalized software which reduces personnel expenses.  These decreases were offset by increases in software subscriptions of $0.3 million and stock-based compensation of $0.3 million, both of which were consistent with business growth. As a percentage of revenues, research and development expenses were 9% and 10% for the nine months ended September 30, 2018 and 2017, respectively.

General and Administrative Expenses.  General and administrative expenses for the nine months ended September 30, 2018 increased $6.6 million, or 27%, to $31.3 million from $24.7 million for the same period in 2017.  The increase was primarily due to an increase of $2.3 million in personnel-related costs due to headcount growth and an increase of $2.3 million in stock-based compensation due to headcount growth and stock grants made to retirement-eligible employees which results in immediate expensing.  Additionally, other expenses increased by $2.0 million, primarily driven by business growth which resulted in increased costs of software subscriptions, credit card fees and bad debt expense.  As a percentage of revenues, general and administrative expenses were 17% and 15% for the nine months ended September 30, 2018 and 2017 respectively.

Other Income (Expense), net.  Other income (expense), net, for the nine months ended September 30, 2018 increased $0.7 million over the same period in 2017 primarily due to an increase in interest income from investments.

Income Tax Expense.  We recorded income tax expense of $2.8 million for the nine months ended September 30, 2018 compared to income tax expense of $2.9 million for the same period in 2017.  The decrease was primarily due to a reduction in overall effective tax rate in 2018 as compared to 2017 due to the Tax Act, offset by increased pre-tax income.  In addition, discrete tax benefits increased $1.6 million for the nine months ended September 30, 2018 compared to the same period in 2017.  The increase is primarily due to a $1.0 million increase from stock activity and due to a $0.6 million increase in research and development tax credits. Under ASU 2016-09, excess tax benefits generated upon the settlement or exercise of stock awards are no longer recognized as additional paid-in capital but are instead recognized as a reduction to income tax expense.  As a result of recording these excess tax benefits in income tax expense, we expect that our annual effective income tax rate will be more volatile than it has been historically.

Adjusted EBITDA.  Adjusted EBITDA, which is a non-GAAP measure of financial performance, consists of net income adjusted for depreciation and amortization, interest expense, interest income, income tax expense and stock-based compensation expense.  The following table provides a reconciliation of net income to Adjusted EBITDA (in thousands):

	Nine Months Ended
	September 30,
	2018	2017
Net income	$16,731	$7,129
Depreciation and amortization of property and equipment	6,308	5,261
Amortization of intangible assets	3,086	3,460
Interest income, net	(1,589)	(705)
Income tax expense	2,839	2,908
Stock-based compensation expense	9,978	6,833
Adjusted EBITDA	$37,353	$24,886

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

	Nine Months Ended
	September 30,
	2018	2017
Net income	$16,731	$7,129
Stock-based compensation expense	9,978	6,833
Amortization of intangible assets	3,086	3,460
Income tax effects of adjustments	(5,188)	(4,609)
Non-GAAP income	$24,607	$12,813
Shares used to compute Non-GAAP income per share
Basic	17,167	17,192
Diluted	17,557	17,394
Non-GAAP income per share
Basic	$1.43	$0.75
Diluted	$1.40	$0.74

Liquidity and Capital Resources

At September 30, 2018, our principal sources of liquidity were cash, cash equivalents, certificates of deposit and marketable securities of $194.3 million and accounts receivable, net of allowance for doubtful accounts, of $27.3 million.  Certificates of deposit and marketable securities are invested in accordance with our investment policy, with a goal of maintaining liquidity and capital preservation.  Our cash equivalents and marketable securities are held in highly liquid money market funds, commercial paper, federal agency securities and corporate debt securities.

Net Cash Flows from Operating Activities

Net cash provided by operating activities was $37.6 million and $22.0 million for the nine months ended September 30, 2018 and 2017, respectively.  The increase was primarily due to increased net income as a result of continued revenue growth and reduction in operating expenses, primarily from personnel-related expenses.

Net Cash Flows from Investing Activities

Net cash used in investing activities was $14.7 million and $12.5 million for the nine months ended September 30, 2018 and 2017, respectively.  The increase was primarily due to increased capital expenditures, offset by net maturities of investments compared to net purchases of investments for the same period in 2017.  Our capital expenditures are for supporting our business growth and existing customer base, as well as for our internal use, such as equipment for our employees.

Net Cash Flows from Financing Activities

Net financing activities resulted in cash used of $1.2 million and cash provided of $2.3 million for the nine months ended September 30, 2018 and 2017, respectively.  The decrease was primarily due to $13.9 million of common stock repurchases offset by $11.8 million of proceeds from stock-based compensation plans for the nine months ended September 30, 2018 compared to $2.3 million of proceeds from stock activity for the same period in 2017.

Effect of Foreign Currency Exchange Rate Changes

Our results of operations and cash flows were not materially affected by fluctuations in foreign currency exchange rates.  We maintain approximately 6% of our total cash and cash equivalents outside of the U.S. in foreign currencies, primarily in Australian and Canadian dollars.  We believe that a significant change in foreign currency exchange rates or an inability to access these funds would not affect our ability to meet our operational needs.

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

Inflation and changing prices did not have a material effect on our business during the nine months ended September 30, 2018 and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt.  Additionally, we are not a party to any derivative contracts or synthetic leases.

Contractual and Commercial Commitment Summary

Our contractual obligations and commercial commitments as of September 30, 2018 are summarized below:

	Payments Due By Period (in thousands)
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$25,685	$1,012	$7,622	$8,380	$8,671

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

We did not have any outstanding debt as of September 30, 2018.  Therefore, we do not have any material risk to interest rate fluctuations.

Foreign Currency Exchange Risk

We have revenue, expenses, assets and liabilities that are denominated in currencies other than the U.S. dollar, primarily the Australian dollar and Canadian dollar.  As of September 30, 2018, we maintained approximately 6% of our total cash and cash equivalents outside of the U.S. in foreign currencies.  We believe that a significant change in foreign currency exchange rates or an inability to access these funds would not affect our ability to meet our operational needs.  As we expand internationally, our results of operations and cash flows may be impacted by changes in foreign currency exchange rates, and would be adversely impacted when the U.S. dollar appreciates relative to other foreign currencies.  We have not used any forward contracts or currency borrowings to hedge our exposure to foreign currency exchange risk, although we may do so in the future.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(c) Share Repurchases

The following table presents the total number of shares of our common stock that we purchased during the third quarter of 2018, the average price paid per share, the number of shares that we purchased as part of our publicly announced repurchase program and the approximate dollar value of shares that still could be repurchased at the end of the applicable period.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (1)
July 1 -31, 2018	26,251	$76.11	26,251	$30,318,000
August 1 - 31, 2018	—	—	—	30,318,000
September 1 - 30, 2018	—	—	—	30,318,000
Total third quarter 2018	26,251	$76.11	26,251	$30,318,000

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

Dated: October 26, 2018	SPS COMMERCE, INC.

/s/ KIMBERLY K. NELSON
Kimberly K. Nelson
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)