Form 10-K
period 2018-12-31
SPS COMMERCE INC
filed 2019-02-22
CIK 1092699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of the registrant’s common stock held by non-affiliates of the registrant (based upon the closing sale price of $73.48 per share on the Nasdaq Global Market on such date) was approximately $1.3 billion.

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of February 8, 2019  was 17,760,003 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 2019 (the “2019 Proxy Statement”), which is expected to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III of this Annual Report on Form 10-K.

SPS COMMERCE, INC.

ANNUAL REPORT ON FORM 10-K

Unless the context otherwise requires, for purposes of the Annual Report on Form 10-K, the words “we,” “us,” “our,” the “Company,” and “SPS” refer to SPS Commerce, Inc.

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995.  Forward looking statements regarding us, our business prospects and our results of operations are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those described under the heading “Risk Factors” included in this Annual Report on    Form 10-K.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  In some cases, you can identify forward-looking statements by the following words: “anticipate,” “assumes,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words.  We expressly disclaim any intent or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission (“SEC”) that advise interested parties of the risks and factors that may affect our business.

PART I

Item 1.	Business

Overview

SPS Commerce is a leading provider of cloud-based supply chain management services that make it easier for retailers, suppliers, grocers, distributors and logistics firms to orchestrate the management of item data, order fulfillment, inventory control and sales analytics across all channels. Implementing and maintaining a suite of supply chain management capabilities is resource intensive and is not a core competency for most businesses. The services offered by SPS Commerce eliminate the need for on-premise software and support staff by taking on that capability on the customer’s behalf.  The services SPS Commerce provides allow our customers to increase their supply cycle agility, optimize their inventory levels and sell-through, reduce operational costs and gain increased visibility into customer orders, ensuring that suppliers, grocers, distributors, and logistics firms can satisfy exacting retailer requirements.

As of December 31, 2018, we had approximately 29,000 customers with contracts to pay us monthly fees, which we refer to as recurring revenue customers.  We have also generated revenues by providing our cloud-based supply chain management services to an additional 51,000 organizations that, together with our recurring revenue customers, we refer to as our customers.  Once connected to the SPS Commerce Platform, our customers often require integrations to new organizations that represent an expansion of our Platform and new sources of revenues for us.

For the years ended December 31, 2018, 2017 and 2016, we generated revenues of $248.2 million, $220.1 million and $193.2 million, respectively.  Our fiscal quarter ended December 31, 2018 represented our 72nd consecutive quarter of increased revenues.  Recurring revenues from recurring revenue customers accounted for 93%, 93% and 92% of our total revenues for the years ended December 31, 2018, 2017 and 2016, respectively.  Our revenues are not concentrated with any customer, as our largest customer represented less than 1% of total revenues for the years ended December 31, 2018, and 2017 and less than 2% of total revenues for the year ended December 31, 2016.

Our Solutions

SPS Commerce operates one of the largest retail trading partner networks through cloud-based services that improve the way retailers, suppliers, grocers, distributors and logistics firms manage and fulfill orders, administer sell-through performance and source new items. Today, approximately 80,000 customers across more than 60 countries are using SPS Commerce solutions to expand and optimize the performance of their trading relationships.

The SPS Commerce business model fundamentally changes how organizations use electronic communication to manage their omnichannel, supply chain, and other business requirements by replacing the collection of traditional, custom-built, point-to-point integrations with a model that facilitates a single automated connection to the entire SPS Commerce network of trading partners.

From that single connection, a member of our network can make use of the full suite of our services, from fulfillment automation, to the analysis and optimization of item sell-through performance, to sourcing new items, retailing relationships, logistics providers, or other services.  These cloud services deliver value as stand-alone offerings but can also provide greater value when used collectively. This represents a fundamental change to fulfillment automation and enables inherent adaptability and flexibility not possible with traditional supply chain management system architectures.

Our fulfillment service allows customers to comply with numerous rulebooks for retailers, grocers and distributors. Maintaining current connections with retailers, grocers, and distributors removes the need for their trading partners to continually stay up-to-date with their required rulebook change. The utilization of a cloud services model eliminates or greatly reduces the burden on trading partners to support and maintain an on-premise software application, thereby reducing ongoing operating costs. As the transaction hub for trading partners, we can provide increased performance visibility and data analytics capabilities across their supply chains, each of which is difficult to gain from traditional, point-to-point integration solutions.

The following services are enabled through the SPS Commerce cloud services Platform:

•

Trading Partner Community. The Community solution empowers retailers, grocers, and distributors to introduce changes to their supply chain requirements to their trading partner community, and onboard new vendors quickly to receive their first orders.

•

Trading Partner Fulfillment.  The Fulfillment solution provides fulfillment automation and replaces or augments an organization’s existing staff and trading partner electronic communication infrastructure by enabling easy compliance with retailers’ rulebooks, electronic exchange of information among numerous trading partners through various protocols, and greater visibility into the journey of an order.

•

Trading Partner Assortment. Today’s retail marketplace requires the management of tens and even hundreds of individual attributes associated with each item a retailer or supplier sells.  This information can include supply chain descriptions and measurements, store and shelf dimensions, warehouse dimensions, digital images/video, customer facing descriptions and measurements, and warehouse information.  The Assortment solution provides robust, extensible, management of this information, enabling accurate orders and rapid fulfillment.

•

Trading Partner Analytics.  The Analytics solution consists of data analytics applications that allow our customers to improve their visibility across, and analysis of, their supply chains.  When focused on point-of-sale data, for example, retailers and suppliers can ensure inventory is located where demand is highest.  Additionally, retailers improve their visibility into supplier performance and their understanding of product sell-through.

•

Trading Partner Sourcing. Through the Sourcing Solution, retailers can leverage our social network for the retail industry, and source providers of new items, suppliers can connect with new retailers, and the broader retailing community can make connections to expand their business networks and grow.

•

Other Trading Partner Solutions.  We provide a number of peripheral solutions such as barcode labeling, planogram services and our scan and pack application, which helps trading partners process information to streamline the picking and packaging process.

Our Customer and Sales Sources

As one of the largest providers of cloud services for retail supply chain management, the trading partner relationships that we enable among our retailer, supplier, grocer, distributor, and logistics customers naturally lead to new customer acquisition opportunities.

“Network Effect”

Once connected to our network, trading partners can exchange electronic supply chain information with each other. The value of our network increases with the number of trading partners connected to it. The addition of each new customer enables that new customer to communicate with our existing customers and permits our existing customers to do business with the new customer. Additionally, through our Sourcing service, our community now has a social network focused on facilitating connections and business interactions among retailers and suppliers.  This “network effect” of adding additional customers to our solutions infrastructure creates a significant opportunity for existing customers to realize incremental sales by working with our new trading partners and vice versa. As a result of this increased volume of activity among our network participants, we earn additional revenues from these participants.

Customer Acquisition Sources

Community.  As retailers and suppliers reshape how they do business in an omnichannel landscape, they need to bring new capabilities and services to their trading partner networks.  For instance, a supplier may wish to collaborate with their retailers around point-of-sale analytics data, or a retailer may decide to change the workflow or protocol by which it interacts with its suppliers.  In each case, the supplier and retailer may engage us to work with its trading partner base to enable the new capability.  Performing these programs on behalf of retailers and suppliers often generates supplier sales leads for us.

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

Our Sales Force

We also sell our solutions through a global sales force which is organized as follows:

•	Retailer Sales. We employ a team of sales representatives who focus on selling our cloud services suite to retailers and distributors.
•	Supplier Sales. We employ a team of supplier sales representatives focused on selling our cloud services suite to suppliers.
•	Logistic Sales. We employ a team of logistic sales representatives focused on selling our cloud services suite to logistic service providers.
•

Business Development Efforts. Our business development organization is tasked with finding new sources of revenue and development of new business opportunities through channel partners and other areas that present an opportunity for growth.

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

•

Increase Revenues from Our Customer Base. We believe our overall customer satisfaction is strong and will lead our customers to further expand their use of the solutions they have purchased, as well as purchase additional services to continue improving the performance of their trading partner relationships, generating additional revenues for us.  We also expect to introduce new solutions to sell to our customers.  We believe our position as the incumbent supply chain management solution provider to our customers, our integration into our recurring revenue customers’ business systems and the modular nature of our Platform are conducive to deploying additional solutions with customers.

•

Expand Our Distribution Channels. We intend to grow our business by expanding our sales capacity to gain new customers.  We also believe there are valuable opportunities to promote and sell our solutions through collaboration with other providers.

•

Expand Our International Presence. We believe our presence in the Asia Pacific, as well as in Europe, represents a significant competitive advantage.  We plan to increase our global sales efforts to obtain new customers around the world.  We intend to leverage our current global presence to increase the number of integrations we have with retailers in foreign markets to make our solutions more valuable to their trading partners based overseas.

•	Enhance and Expand Our Services. We intend to further improve and develop the functionality and features of our Platform, including, from time to time, developing new solutions and applications.
•

Selectively Pursue Strategic Acquisitions.  The fragmented nature of our market provides an opportunity for selective acquisitions. We plan to evaluate potential acquisitions based on the number of new customers, revenue, functionality, or geographic reach the acquisition would provide relative to the purchase price and our ability to integrate and operate the acquired business. In 2018, we acquired EDIAdmin, a leading provider of supply chain integration technology.  Also, in 2018, we acquired CovalentWorks, a provider of cloud-based EDI solutions to small- and medium-sized businesses.  These acquisitions further extended the power of our network.

Technology, Development and Operations

Technology

SPS Commerce was an early provider of cloud services to the retail supply chain management industry, launching the first version of what would become our current services in 1997.  We use commercially available hardware and cloud services with a combination of proprietary and commercially available software.

Our cloud service model treats all customers as logically separate tenants within a shared virtual infrastructure.  As a result, we spread the cost of delivering our solutions across our customer base.  Because we do not manage thousands of distinct applications with their own business logic and database schemes, we believe that we can scale our business faster than traditional software vendors, even those that modified their products to be accessible over the Internet.

Development

Our research and development efforts focus on maintaining, improving and enhancing our existing solutions, as well as developing new solutions and applications.  Our multi-tenant solutions serve all of our customers, which allows us to maintain relatively low research and development expenses and release software updates more frequently compared to traditional on-premise licensed software solutions that support multiple versions.  Our development efforts take place at our U.S. locations in Minnesota and New Jersey; as well as in Melbourne, Australia; Toronto, Canada; and Kiev, Ukraine.

Operations

We operate our infrastructure in third-party data centers located in Minnesota, New Jersey, and Melbourne, Australia, as well as provisioned services in public cloud providers. In all cases, infrastructure and services are managed by us.

We have internal and third-party monitoring software that continually checks our network and key underlying components for continuous availability and performance, ensuring the network is always available and providing adequate service levels. We have a technology operations team that provides system provisioning, management, maintenance, monitoring and back-up.

We operate a service architecture using industry best practices to ensure multiple points of redundancy, high availability and scale as needed.  Our databases are replicated between locations with a defined recovery point objective.

Our Customers

As of December 31, 2018, we had approximately 29,000 recurring revenue customers and approximately 80,000 total customers.  Our primary source of revenue is from small- to mid-sized suppliers.  We also generate revenues from other members of the supply chain ecosystem, including retailers, distributors, third-party logistics providers and other trading partners.  Our revenues are not concentrated with any customer, as our largest customer represented less than 1% of total revenues for both the years ended December 31, 2018 and 2017 and less than 2% of total revenues for the year ended December 31, 2016.

Competition

Vendors in the supply chain management industry offer solutions through three delivery methods: traditional on-premise software, cloud-based managed services and cloud-based full-service solutions.

The market for cloud-based supply chain management solutions is fragmented and rapidly evolving.  Cloud service vendors compete directly with each other based on the following:

•	the breadth of pre-built connections to retailers, third-party logistics providers, and other trading partners;
•	a history of establishing and maintaining reliable connections with trading partners;
•	a reputation of the cloud service vendor in the supply chain management industry;
•	price;
•	specialization in a customer market segment;
•	speed and quality with which the cloud service vendor can integrate its customers to their trading partners;
•	functionality of the cloud service solution, such as the ability to integrate the solution with a customer’s business systems;
•	breadth of complementary supply chain management solutions the cloud service vendor offers; and
•	training and customer support services provided during and after a customer’s initial integration.

We expect to encounter new and increased competition as this market segment consolidates and matures.  Consolidation among cloud service vendors could create a direct competitor that can compete with us more effectively than the numerous, smaller vendors currently offering cloud service supply chain management solutions.  Increased competition from cloud service vendors could reduce our market share, revenues, and operating margins or otherwise adversely affect our business.

Cloud service vendors also compete with traditional on-premise software companies.  Traditional on-premise software companies focused on supply chain integration management include IBM Sterling Commerce and OpenText-GXS.  These companies offer a “do-it-yourself” approach in which customers purchase, install, and manage specialized software, hardware and value-added networks for their supply chain integration needs.  This approach requires customers to invest in staff to operate and maintain the software.  Traditional on-premise software companies use a single-tenant approach in which information maps to retailers are built for and used by one supplier, as compared to cloud service solutions that allow multiple customers to share information maps with a retailer.

Managed service providers focused on the supply chain management market include IBM Sterling Commerce, OpenText GXS, TrueCommerce, DiCentral, B2B Gateway and many other small providers. These companies offer a cloud-based solution in which they develop and maintain the core technology, while the customer’s internal staff is responsible for the day-to-day customization, optimization, and operations of the technology.

In contrast, full-service providers, including SPS Commerce, offer cloud-based solutions and that customize, optimize and operate the technology. This approach offloads the time-intensive process of managing these solutions, which is not a core competency for most businesses.

Customers of traditional on-premise software providers must typically make significant upfront investments in the supply chain management solutions these competitors provide, which can decrease the customers’ willingness to abandon their investments in favor of a cloud service solution.  Cloud service vendors compete with these traditional software solutions based on total cost of ownership and flexibility.

Intellectual Property and Proprietary Content

SPS Commerce relies on a combination of copyright, trademark and trade secret laws as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand.  We enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties and control access to software, documentation and other proprietary information.  We have registered trademarks and pending trademark applications in the U.S. and certain foreign countries.

Depending on the jurisdiction, trademarks are generally valid as long as they are in use or their registrations are properly maintained and they have not been found to have become generic.  Registrations of trademarks can also generally be renewed indefinitely as long as the trademarks are in use.  We do not have any patents, but we have pending patent applications.  Our trade secrets consist primarily of the software we have developed for our SPS Commerce Network.  Our software is also protected under copyright law, but we do not have any registered copyrights.

Employees

As of December 31, 2018, we had 1,231 employees.  We also employ independent contractors to support our operations.  We believe that our continued success will depend on our ability to continue to attract and retain skilled technical and sales personnel.  We have never had a work stoppage, and none of our employees are represented by a labor union.  We believe our relationship with our employees is good.

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

SPS Commerce, Inc.

Attention: Investor Relations

333 South Seventh Street

Suite 1000

Minneapolis, MN 55402

Executive Officers

Set forth below are the names, ages and titles of the persons serving as our executive officers.

Name	Age	Position
Archie C. Black	56	Chief Executive Officer and President
Kimberly K. Nelson	51	Executive Vice President and Chief Financial Officer
James J. Frome	54	Executive Vice President and Chief Operating Officer

Archie C. Black has served as our President and Chief Executive Officer and a director since 2001.  Previously, Mr. Black served as our Senior Vice President and Chief Financial Officer from 1998 to 2001.  Prior to joining us, Mr. Black was a Senior Vice President and Chief Financial Officer at Investment Advisors, Inc. in Minneapolis, Minnesota and also spent three years at Price Waterhouse.

Kimberly K. Nelson has served as our Executive Vice President and Chief Financial Officer since 2007.  Prior to joining us, Ms. Nelson served as the Finance Director, Investor Relations for Amazon.com from 2005 through 2007 and as the Finance Director, Worldwide Application for Amazon.com’s Technology group from 2003 until 2005.  Ms. Nelson also served as Amazon.com’s Finance Director, Financial Planning and Analysis from 2000 until 2003.

James J. Frome has served as our Executive Vice President and Chief Operating Officer since 2012.  Previously, Mr. Frome served as our Executive Vice President and Chief Strategy Officer from 2001 to 2012 and as our Vice President of Marketing from 2000 to 2001.  Prior to joining us, Mr. Frome served as a Divisional Vice President of Marketing at Sterling Software, Inc. from 1999 to 2000 and as a Senior Product Manager and Director of Product Management at Information Advantage, Inc. from 1993 to 1999.

Item 1A.	Risk Factors

Set forth below and elsewhere in this Annual Report on Form 10-K, and in other documents we file with the SEC, are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this Annual Report on Form 10-K and in other written and oral communications from time to time.  You should carefully consider all of the following risks and the other information in this Report and our other filings with the SEC before you decide to invest in our Company or to maintain or increase your investment.  Our business could be harmed by any of these risks.  The trading price of our common stock could decline due to any of these risks.  In assessing these risks, you should also refer to the other information contained in this Annual Report on Form 10-K, including our financial statements and related notes.

The risks included in this section are not the only ones we face.   We operate in a very competitive and rapidly changing environment.  New risk factors emerge from time-to-time, and it is not possible for management to predict all such risk factors, nor can it assess the potential impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those in any forward-looking statements.  If any of the following risks actually occur, our business, results of operations, financial condition and future prospects would likely suffer.  In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

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

Our quarterly revenues and results of operations have varied in the past and may fluctuate as a result of a variety of factors, including our Trading Partner Analytics solution.  If our quarterly revenues or results of operations fluctuate, the price of our common stock could decline substantially.  Fluctuations in our results of operations may be due to a number of factors, including, but not limited to, those listed below and identified throughout this “Risk Factors” section:

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

•	regulatory compliance costs and unforeseen legal expenses, including litigation and settlement costs;
•	the timing, size, and integration success of potential future acquisitions;
•	changes in the payment terms for our solutions; and
•	system or service failures, security breaches or network downtime.

Due to the foregoing factors, and other risks including those discussed in this Annual Report on Form 10-K, comparing our operation results on a period-to-period basis may not be meaningful. You should not rely on these comparisons of our past results of operations as an indication of our future performance. It is possible that our operating results in one or more future quarters may fall below the expectations of securities analysts and investors or below any guidance we may provide to the market. If this occurs, the trading price of our common stock could decline significantly.

Interruptions or delays from third-party data centers or to the telecommunications infrastructure could impair the delivery of our solutions and our business could suffer.

We use third-party data centers, located in Minnesota, New Jersey and Australia, as well as provision services in public cloud providers, to conduct our operations.  In all cases, infrastructure and services on which our Platform runs is managed by us.  In addition, our ability to deliver our services depends on the development and maintenance of telecommunications infrastructure by third parties.  This includes maintenance of a reliable network backbone with the necessary speed, data capacity, bandwidth capacity, and security.  Our operations depend on the protection of the equipment and information we store in these third-party centers, or utilize from third-party telecommunications providers, against damage or service interruptions that may be caused by fire, flood, severe storm, power loss, telecommunications failures, natural disasters, war, criminal act, military action, terrorist attack, financial failure of the service provider, and other events beyond our control.  In addition, third party malfeasance, such as intentional misconduct by computer hackers, unauthorized intrusions, computer viruses or denial of service attacks, may also cause substantial service disruptions.  A prolonged service disruption affecting our solutions for any of the foregoing reasons could damage our reputation with current and potential customers, expose us to liability, cause us to lose recurring revenue customers or otherwise adversely affect our business.  We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the data centers we use.

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

Our industry is a prime target for those that seek to steal confidential information and computer malware, viruses, hacking, phishing attacks, spamming, and other cyber-threats could harm our business and cause us to lose the confidence of our users, which could significantly impact our business and results of operations.

As demonstrated by recent material and high-profile data security breaches within the retail industry, computer malware, viruses, computer hacking, phishing attacks, social engineering, and other electronic threats have become more prevalent in our industry, have occurred on our systems in the past, and may occur on our systems in the future.  While we continue to expand our focus on this issue and are taking measures to safeguard our solutions and services from cybersecurity threats and vulnerabilities, cyber-attacks and other security incidents continue to evolve in sophistication and frequency.  Furthermore, given the interconnected nature of the retail supply chain and our significant presence in the retail industry, we believe that we are a particularly attractive target for such attacks.  In addition, our connection to the retail industry could present the opportunity for an attack on our system to serve as a way to obtain access into our users’ systems, which could have a material adverse effect on our financial condition and growth prospectus.  Our security measures may also be breached due to employee or other error, intentional malfeasance and other third-party acts, and system errors or vulnerabilities, including vulnerabilities of our third party vendors, customers, or otherwise.  Businesses in our industry have experienced material sales declines after discovering data breaches, and our business could be similarly impacted.  The security costs to reduce the likelihood of an attack are high and may continue to increase. Furthermore, some US states and international jurisdictions have enacted laws requiring companies to notify consumers of data security breaches involving their personal data.  These mandatory disclosures regarding a security breach often lead to widespread negative publicity, which may cause our customers to lose confidence in the effectiveness of our data security measures. Reputational value is based in large part on perceptions of subjective qualities.  While reputations may take decades to build, any negative incidents can quickly erode trust and confidence, particularly if they result in adverse mainstream and social media publicity, governmental investigations or litigation.  Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security and availability of our products and technical infrastructure to the satisfaction of our users may harm our reputation, impair our ability to retain existing customers and attract new customers and expose us to legal claims and government action, each of which could have a material adverse impact on our financial condition, results of operations and growth prospects.

A failure to protect the integrity and security of our customers’ information and access to our customers’ information systems could expose us to litigation, materially damage our reputation and harm our business, or lead to service disruptions, and the costs of preventing such a failure could adversely affect our results of operations.

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

If any compromise of this information security were to occur, or if we fail to detect and appropriately respond to a significant data security breach, we could face service disruptions, be subject to legal claims and government action, experience an adverse effect on our reputation and need to incur significant additional costs to protect against similar information security breaches in the future, each of which could adversely impact our financial condition, results of operations and growth prospects.  Litigation resulting from such claims may be costly, time-consuming and distracting to management.  In addition, because of the critical nature of data security, any perceived breach of our security measures could cause existing or potential customers not to use our solutions and could harm our reputation.

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

The industry in which we compete is characterized by rapid technological change, frequent introductions of new products and evolving industry standards.  Existing products can become obsolete and unmarketable when vendors introduce products utilizing new technologies or new industry standards emerge, and as a result, it is difficult for us to estimate the life cycles of our products.  Our ability to attract new customers and increase revenues from customers will depend in significant part on our ability to anticipate industry standards and to continue to enhance existing solutions or introduce or acquire new solutions on a timely basis to keep pace with technological developments.  The success of any enhancement or new solution depends on several factors, including the timely completion, introduction and market acceptance of the enhancement or solution.  Any new solution we develop or acquire might not be introduced in a timely or cost-effective manner and might not achieve the broad market acceptance necessary to generate significant revenues.  If any of our competitors or new market entrants implement new technologies or upgrades to existing technologies before we are able to implement them, they may be able to provide more effective solutions than ours at lower prices.  Any delay or failure in the introduction of new or enhanced solutions could adversely affect our business, results of operations and financial condition. Moreover, the development of new technologies requires substantial investment and we have no assurance that such investments will achieve their expected benefits on a timely manner or at all, either of which could have a material adverse effect on our results of operations.

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

In addition, if we resort to legal proceedings to enforce our intellectual property rights or to determine the validity and scope of the intellectual property or other proprietary rights of others, the proceedings could be burdensome and expensive, even if we were to prevail.  Any litigation that is necessary in the future could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results or financial condition.

An assertion by a third party that we are infringing its intellectual property, whether or not correct, could subject us to costly and time-consuming litigation or expensive licenses and our business might be harmed.

The Internet supply chain management and technology industries are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by frequent litigation based on allegations of infringement or other violations of intellectual property rights.  As we seek to extend our solutions, we could be constrained by the intellectual property rights of others.

We might not prevail in any intellectual property infringement litigation given the complex technical issues and inherent uncertainties in such litigation.  Defending such claims, regardless of their merit, could be time-consuming and distracting to management, result in costly litigation or settlement, cause development delays, require us to enter into royalty or licensing agreements or require us to redesign our products to avoid infringement.  If our solutions violate any third-party proprietary rights, we could be required to withdraw those solutions from the market, re-develop those solutions or seek to obtain licenses from third parties, which might not be available on reasonable terms or at all.  Any efforts to re-develop our solutions, obtain licenses from third parties on favorable terms or license a substitute technology might not be successful and, in any case, might substantially increase our costs and harm our business, financial condition and operating results.  Withdrawal of any of our solutions from the market might harm our business, financial condition and operating results.  We face additional risk of infringement or misappropriation claims if we hire an employee who possess third party proprietary information who decides to use such information in connection with our solution, services, or business processes without such third party’s authorization.

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

Regulation related to the provision of services on the Internet is increasing, as federal, state and foreign governments continue to adopt new laws and regulations addressing data privacy and the collection, processing, storage and use of personal information.  In some cases, foreign data privacy laws and regulations, such as the European Union’s Data Protection Directive, and the country-specific regulations that implement that directive, also govern the processing of personal information.  Further, laws are increasingly aimed at the use of personal information for marketing purposes, such as the European Union’s e-Privacy Directive, and the country-specific regulations that implement that directive.  Such laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions.  These and other requirements could reduce demand for our solutions or restrict our ability to store and process data or, in some cases, impact our ability to offer our services and solutions in certain locations.

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

Furthermore, concerns regarding data privacy may cause our customers’ customers to resist providing the data necessary to allow our customers to use our service effectively.  Even the perception that the privacy of personal information is not satisfactorily protected or does not meet regulatory requirements could inhibit sales of our products or services and could limit adoption of our cloud-based solutions.

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

Fully integrating an acquired company or business into our operations may take a significant amount of time. In addition, we may only be able to conduct limited due diligence on an acquired company’s operations.  Following an acquisition, we may be subject to liabilities arising from an acquired company’s past or present operations, including liabilities related to data security, encryption and privacy of customer data, and these liabilities may be greater than the warranty and indemnity limitations that we negotiate. We cannot assure you that we will be successful in overcoming these risks or any other problems encountered with acquisitions.  To the extent we do not successfully avoid or overcome the risks or problems related to any acquisitions, our results of operations and financial condition could be adversely affected.  Future acquisitions also could impact our financial position and capital needs, and could cause substantial fluctuations in our quarterly and yearly results of operations.  Acquisitions could include significant goodwill and intangible assets, which may result in future impairment charges that would reduce our stated earnings.

Because our long-term success depends, in part, on our ability to expand the sales of our solutions to customers located outside of North America, our business will be susceptible to risks associated with international operations.

Our inexperience in operating our business outside of North America increases the risk that our current and any future international expansion efforts will not be successful.  Conducting international operations subjects us to new risks that, generally, we have not faced in the U.S., including:

•	misjudging the markets and competitive landscape of foreign jurisdictions;
•	fluctuations in currency exchange rates;
•	unexpected changes in foreign regulatory requirements;
•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;
•	difficulties in managing and staffing international operations;
•	differing technology standards;
•	potentially adverse tax consequences, including the complexities of foreign value added tax systems and restrictions on the repatriation of earnings;
•	localization of our solutions, including translation into foreign languages and associated expenses;
•	the burdens of complying with a wide variety of foreign laws and different legal standards, including laws and regulations related to privacy;
•	increased financial accounting and reporting burdens and complexities;
•	political, social and economic instability abroad, terrorist attacks and security concerns in general;
•	greater potential for corruption and bribery; and
•	reduced or varied protection for intellectual property rights in some countries.

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

In addition, we operate in parts of the world, such as Ukraine, that are recognized as having governmental corruption problems to some degree and where local customs and practices may not foster strict compliance with anti-corruption laws.  Our continued operation and potential expansion outside the U.S. could increase the risk of such violations in the future.  Despite our training and compliance programs, we cannot assure you that our internal control policies and procedures will protect us from unauthorized reckless or criminal acts committed by our employees or agents, including by third parties we utilize in foreign jurisdictions. In the event that we believe, or have reason to believe, that our employees or agents have or may have violated applicable anti-corruption laws, including the U.S. Foreign Corrupt Practices Act, we may be required to investigate or have outside counsel investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management.  Violations of these laws may result in severe criminal or civil sanctions, which could disrupt our business and result in a material adverse effect on our reputation, business, results of operations or financial condition.

The use of open source software in our products may expose us to additional risks and harm our intellectual property.

Some of our products use or incorporate software that is subject to one or more open source licenses.  Open source software is typically freely accessible, usable and modifiable.  Certain open source software licenses require a user who intends to distribute the open source software as a component of the user’s software to disclose publicly part or all of the source code to the user’s software.  In addition, certain open source software licenses require the user of such software to make any derivative works of the open source code available to others on unfavorable terms or at no cost.  This can subject previously proprietary software to open source license terms.  Furthermore, if we fail to comply with these licenses, we may be subject to certain unfavorable requirements. These requirements may include, but are not limited to, offering our services that incorporate the open source software for no cost, making available any of our modifications to the source code, making available any derivative works we create based upon, incorporating, or using the open source software, or licensing such modifications or derivative works under the terms of the particular open source license. If an author or third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our services that contained the open source software and required to comply with the foregoing conditions, which could disrupt the distribution and sale of some of our services.

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

We currently engage in software development activities in the Ukraine and have an office in Kiev.  We continue to monitor the situation closely.  Prolonged or expanded unrest, military activities, or broad-based sanctions, should they be implemented, could have a material adverse effect on our operations

We have incurred operating losses in the past and may incur operating losses in the future.

We began operating our supply chain management solution business in 1997.  Throughout most of our history, we have experienced net losses and negative cash flows from operations.  As of December 31, 2018, we had retained earnings of $15.3 million compared to an accumulated deficit of $8.6 million as of December 31, 2017.  We expect our operating expenses to continue to increase in the future as we expand our operations and increase our customer base due to expected increased sales and marketing expenses, operations costs, research and development costs and general and administration costs.  If our revenues do not continue to grow to offset these increased expenses, we may not be profitable.  We cannot assure you that we will be able to maintain profitability.  You should not consider recent revenue growth as indicative of our future performance.  In fact, in future periods, we may not have any revenue growth, or our revenues could decline.  In addition, our ability to achieve profitability is subject to a number of the risks and uncertainties, including those discussed herein, many of which are beyond our control.

Our ability to use our U.S. net operating loss carryforwards might be limited.

As of December 31, 2018, we had net operating loss carryforwards of $37.5 million for U.S. federal tax purposes.  We also had $3.2 million of various state net operating loss carryforwards.  The net operating loss carryforwards for federal tax purposes will expire between 2020 and 2038 if not utilized.  The net operating loss carryforwards for state tax purposes will expire between 2019 and 2031 if not utilized.  To the extent these net operating loss carryforwards are available, we intend to use them to reduce the corporate income tax liability associated with our operations.  Section 382 of the U.S. Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that might be used to offset taxable income when a corporation has undergone significant changes in stock ownership.  We have performed a Section 382 analysis for the time period from our inception through December 8, 2010.  During this time period, it was determined that we had six separate ownership changes under Section 382.  We have not updated the Section 382 analysis subsequent to December 8, 2010; however, we believe there have not been any events subsequent to that date that would materially impact the analysis.  We believe that approximately $17.6 million of federal losses will expire unused due to Section 382 limitations.  The maximum annual limitation of federal net operating losses under Section 382 is approximately $1.0 million.  This limitation could be further restricted if any ownership changes occur in future years.  To the extent our use of net operating loss carryforwards is significantly limited, our taxable income could be subject to corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could result in lower profits.

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our operating results and financial condition.

We are subject to income taxes in the U.S. and various foreign jurisdictions, and our domestic and international tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•	changes in the valuation of our deferred tax assets and liabilities ;
•	expected timing and amount of the release of tax valuation allowances ;
•	expiration of, or detrimental changes in, research and development tax credit laws;
•	tax effects of stock-based compensation;
•	costs related to intercompany restructurings;
•	changes in tax laws, regulations, accounting principles or interpretations thereof; and
•	future earnings being lower than anticipated in countries where we have lower statutory tax rates and higher than anticipated earnings in countries where we have higher statutory tax rates.

In addition, we may be subject to audits of our income and sales taxes by the Internal Revenue Service and other foreign and state tax authorities. Outcomes from these audits could have an adverse effect on our operating results and financial condition.

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

Our industry is highly fragmented, and we believe it is likely that our existing competitors will continue to consolidate or will be acquired.  In addition, some of our competitors may enter into new alliances with each other or may establish or strengthen cooperative relationships with systems integrators, third-party consulting firms or other parties.  New entrants not currently considered to be competitors may also enter the market through acquisitions, partnerships, or strategic relationships.  Any such consolidation, acquisition, alliance or cooperative relationship could lead to pricing pressure, loss of customers and our loss of market share and could result in a competitor with greater financial, technical, marketing, service and other resources, all of which could have a material adverse effect on our business, operating results and financial condition.

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

We have experienced a period of rapid growth in our headcount and operations.  To the extent that we are able to sustain such growth, it might place a significant strain on our management, administrative, operational and financial infrastructure.  Our success will depend in part upon the ability of our senior management to manage this growth effectively.  To do so, we must continue to hire, train and manage new employees as needed.  If our new hires perform poorly, if we are unsuccessful in hiring, training, managing and integrating these new employees, if we are not successful in retaining our existing employees, or if our culture is adversely affected by any of the foregoing, our business would be harmed.  To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures.  The additional headcount we are adding will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term.  If we fail to successfully manage our growth, we will be unable to execute our business plan.

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

Our failure to maintain adequate internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 or to prevent or detect material misstatements in our annual or interim financial statements in the future could result in inaccurate financial reporting, or could otherwise harm our business and stock price.

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

If open source, or other no-cost products and services, expand into enterprise application and supply chain software, our fee revenues may decline.

The open source community is comprised of many different formal and informal groups of software developers and individuals who have created a wide variety of software and have made that software available for use, distribution and modification, often free of charge.  Open source software, such as the Linux operating system, has been gaining in popularity among business users.  If developers contribute enterprise and supply chain application software to the open source community, or if competitors make such software available at no cost, and that software has competitive features and scale to support business users in our markets, we may need to change our product pricing and distribution strategy to compete successfully, and our fee revenues may decline as a result.

Our stock price may be volatile.

Shares of our common stock were sold in our April 2010 initial public offering at a price of $12.00 per share and through December 31, 2018, our common stock has traded as high as $100.68 per share and as low as $8.45 per share.  An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock.  Some of the factors that may cause the market price of our common stock to fluctuate include:

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

If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly.  The perception in the public market that our stockholders might sell shares of our common stock could also depress the market price of our common stock.  As of December 31, 2018, we had approximately 5.3 million shares of our common stock issuable under approved equity compensation plans which are covered by effective registration statements.

Our charter documents and Delaware law may delay, discourage, or inhibit a takeover that stockholders consider favorable.

Provisions of our certificate of incorporation and bylaws and applicable provisions of Delaware law may delay, discourage, or inhibit transactions involving an actual or potential change in our control or change in our management, including transactions in which stockholders might otherwise receive a premium for their shares, or transactions that our stockholders might otherwise deem to be in their best interests, and may ultimately result in the market price of our common stock being lower than it would be without these provisions.  These provisions:

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

Our corporate headquarters, including our principal administrative, marketing, sales, technical support and research and development facilities, are located in Minneapolis, Minnesota where we lease approximately 189,000 square feet under an agreement that expires on April 30, 2025.  We have agreed to expand our headquarters premises by approximately 25,000 square feet during 2020. Our lease agreement also includes a further expansion right and a right of first offer to lease certain additional space and two options to extend the term of the lease for five years at a market rate determined in accordance with the lease.

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

•

Houston, Texas, where we lease approximately 4,600 square feet under an agreement that expires on January 31, 2022. The lease includes a right of first offer to lease certain additional spaces and one option to extend the term of the lease for up to three years at a market rate determined in accordance with the lease.

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

Stockholders of Record.  As of February 8, 2019, we had 76 stockholders of record of our common stock, excluding holders whose stock is held either in nominee name and/or street name brokerage accounts.

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

The graph below compares the cumulative total stockholder return of our common stock with that of the Nasdaq US Benchmark TR Index and the Nasdaq US Benchmark Computer Services TR Index from December 31, 2013 through December 31, 2018, utilizing the last trading day of each respective year.  The graph assumes that $100 was invested in shares of our common stock, the Nasdaq US Benchmark TR Index and the Nasdaq US Benchmark Computer Services TR Index at the close of market on December 31, 2013, and that dividends, if any, were reinvested.  The comparisons in this graph are based on historical data and are not intended to forecast or be indicative of future performance of our common stock.

Comparison of Cumulative Total Returns of SPS Commerce, Inc., Nasdaq US Benchmark TR Index and

Nasdaq US Benchmark Computer Services TR Index

		Nasdaq US	Nasdaq US
		Benchmark	Benchmark Computer
	SPS Commerce	TR Index	Services TR Index
12/31/2013	100.0	100.0	100.0
12/31/2014	86.7	112.5	95.2
12/31/2015	107.5	113.0	93.2
12/30/2016	107.0	127.7	149.3
12/29/2017	74.4	155.0	120.9
12/31/2018	126.2	146.6	110.6

Recent Sales of Unregistered Securities; Use of Proceeds from Sales of Registered Securities

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On November 2, 2017, our board of directors authorized a program to repurchase up to $50.0 million of common stock.  Under the program, purchases may be made from time to time in the open market over two years.  We repurchased 289,745 shares at a cost of $19.9 million and 122,147 shares at a cost of $5.8 million for the years ended December 31, 2018 and 2017, respectively.  As of December 31, 2018, $24.3 million of the $50.0 million of the share repurchases authorized was available for future share repurchases.

The following table presents the total number of shares of our common stock that we purchased during the fourth quarter of 2018, the average price paid per share, the number of shares that we purchased as part of our publicly announced repurchase program and the approximate dollar value of shares that still could be repurchased at the end of the applicable period.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
October 1-31, 2018	70,100	$85.59	70,100	$24,300,000
November 1-30, 2018	—	—	—	24,300,000
December 1 - 31, 2018	—	—	—	24,300,000
Total fourth quarter 2018	70,100	$85.59	70,100	$24,300,000

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

The statements of income data for each of the years ended December 31, 2018, 2017 and 2016, the balance sheet data as of December 31, 2018 and 2017, and the operating data relating to Adjusted EBITDA and non-GAAP income per diluted share for each of the years ended December 31, 2018, 2017, and 2016 have been derived from our audited consolidated financial statements, which are included in this Annual Report on Form 10-K.

The statements of income data for the years ended December 31, 2015, and 2014, the balance sheet data as of December 31, 2016, 2015 and 2014, and the operating data relating to Adjusted EBITDA and non-GAAP income per diluted share for each of the years ended December 31, 2015 and 2014 have been derived from our audited consolidated financial statements which are not included in this Annual Report on Form 10-K, but which have been included in prior Annual Reports on Form 10-K filed with the SEC.  These statements do not reflect our adoption of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs – Contracts with Customers (Subtopic 340-40).

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

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except per share data)
Statements of Income Data
Revenues	$248,240	$220,085	$193,153	$158,518	$127,947
Cost of revenues (1)	81,748	$73,625	$64,346	50,043	39,991
Gross profit	166,492	146,460	128,807	108,475	87,956
Operating expenses
Sales and marketing (1)	71,719	71,261	66,876	55,374	46,990
Research and development (1)	22,087	23,183	21,981	17,954	13,494
General and administrative (1)	41,862	37,461	28,827	24,817	20,233
Amortization of intangible assets	4,093	4,574	4,738	3,307	2,856
Total operating expenses	139,761	136,479	122,422	101,452	83,573
Income from operations	26,731	9,981	6,385	7,023	4,383
Other income (expense)
Interest income, net	2,329	1,032	601	197	187
Other income (expense), net	(720)	(320)	732	(145)	(458)
Total other income (expense), net	1,609	712	1,333	52	(271)
Income before income taxes	28,340	10,693	7,718	7,075	4,112
Income tax expense	4,468	10,342	2,755	2,436	1,408
Net income	$23,872	$351	$4,963	$4,639	$2,704

Net income per share
Basic	$1.39	$0.02	$0.29	$0.28	$0.17
Diluted	$1.36	$0.02	$0.29	$0.27	$0.16
Weighted average common shares outstanding
Basic	17,196	17,183	16,947	16,565	16,236
Diluted	17,606	17,356	17,241	17,032	16,814

	As of December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$133,859	$123,127	$115,877	$121,538	$130,795
Working capital	193,093	180,386	156,359	142,552	137,634
Total assets	386,123	339,738	300,080	261,731	243,775
Long-term liabilities	10,627	7,682	8,721	15,312	14,124
Total stockholders' equity	318,974	288,111	257,767	222,185	205,091

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(Unaudited, adjusted EBITDA in thousands)
Operating Data
Adjusted EBITDA (2)	$51,301	$34,170	$25,370	$22,620	$18,160
Non-GAAP income per diluted share with tax adjustments (3)	$2.05	$1.02	$0.68	$0.63	$0.48
Recurring revenue customers (4)	29,308	25,751	24,805	23,410	21,983

________________

(1)	See stock-based compensation disclosures in Note L, expense was as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016	2015	2014
Cost of revenues	$2,168	$1,887	$1,309	$989	$614
Sales and marketing	2,675	2,197	2,412	1,978	1,933
Research and development	1,505	949	618	640	444
General and administrative	6,162	7,694	3,684	2,772	2,405
Total	$12,510	$12,727	$8,023	$6,379	$5,396
(2)

Adjusted EBITDA consists of net income adjusted for depreciation and amortization, interest expense, interest income, income tax expense, stock-based compensation expense, the discrete impact from tax law change and other adjustments as necessary for a fair presentation.  In 2017, the discrete impact from tax law change included $6.8 million of tax expense related to The Tax Cuts and Jobs Act (“Tax Act”) reduction in the corporate tax rate to 21.0% resulting in a decrease in our net deferred tax assets.  Other adjustments included the impact of the fair value adjustment for the EDIAdmin earn-out liability in 2018, the fair value adjustment for the Toolbox Solutions share-based earn-out liability in 2016, a one-time Australian stamp duty tax related to the Leadtec acquisition in 2014, as well as the impact of use tax refunds in 2015, and 2014 related to items previously expensed.  We use Adjusted EBITDA as a measure of operating performance because it assists us in comparing performance on a consistent basis, as it removes the impact of our capital structure from our operating results.  We believe Adjusted EBITDA is useful to an investor in evaluating our operating performance because it is widely used to measure a company’s operating performance without regard to items such as depreciation and amortization, which can vary depending upon accounting methods and the book value of assets, and to present a meaningful measure of corporate performance exclusive of our capital structure and the method by which assets were acquired.  The following table provides a reconciliation of net income to Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2018	2017	2016	2015	2014
Net income	$23,872	$351	$4,963	$4,639	$2,704
Depreciation and amortization	12,686	11,782	11,336	9,572	8,570
Interest income, net	(2,329)	(1,032)	(601)	(197)	(187)
Income tax expense	4,468	3,544	2,755	2,436	1,408
Discrete impact from tax law change	—	6,798	—	—	—
Stock-based compensation expense	12,510	12,727	8,023	6,379	5,396
Other	94	—	(1,106)	(209)	269
Adjusted EBITDA	$51,301	$34,170	$25,370	$22,620	$18,160
(3)

Non-GAAP income per share consists of net income plus stock-based compensation expense, amortization expense related to intangible assets, the discrete impact from tax law change and other adjustments as necessary for a fair presentation, divided by the weighted average number of shares of common stock outstanding during each period.  Other adjustments included the impact of the fair value adjustment for the EDIAdmin earn-out liability in 2018 and the fair value adjustment for the Toolbox Solutions share-based earn-out liability in 2016.

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

We believe non-GAAP income per share is useful to an investor because it is widely used to measure a company’s operating performance.  The following table provides a reconciliation of net income to non-GAAP income per share (in thousands, except per share amounts):

	Year Ended December 31,
	2018	2017	2016	2015	2014
Net income	$23,872	$351	$4,963	$4,639	$2,704
Stock-based compensation expense	12,510	12,727	8,023	6,379	5,396
Amortization of intangible assets	4,093	4,574	4,738	3,307	2,856
Discrete impact from tax law change	—	6,798	—	—	—
Other	94	—	(1,106)	—	—
Non-GAAP income as historically reported	N/A	N/A	$16,618	$14,325	$10,956
Income tax effects of adjustments	(4,468)	(6,775)	(4,870)	(3,566)	(2,891)
Non-GAAP income with tax adjustments	$36,101	$17,675	$11,748	$10,759	$8,065
Shares used to compute non-GAAP income per share
Basic	17,196	17,183	16,947	16,565	16,236
Diluted	17,606	17,356	17,241	17,032	16,814
Non-GAAP income per share with tax adjustments
Basic	$2.10	$1.03	$0.69	$0.65	$0.50
Diluted	$2.05	$1.02	$0.68	$0.63	$0.48
Non-GAAP income per share as historically reported
Basic	N/A	N/A	$0.98	$0.86	$0.67
Diluted	N/A	N/A	$0.96	$0.84	$0.65
(4)

This reflects the number of recurring revenue customers at the end of the period.  Recurring revenue customers are customers with monthly to annual contracts to pay for recurring monthly services.  A small portion of our recurring revenue customers consists of separate units within a larger organization.  We treat each of these units, which may include divisions, departments, affiliates and franchises, as distinct customers.  Our contracts with our recurring revenue customers typically allow the customer to cancel the contract for any reason with 30 to 90 days’ notice.

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

Overview

SPS Commerce is a leading provider of cloud-based solutions that make it easier for retailers, suppliers, grocers, distributors and logistics firms to orchestrate the management of item data, order fulfillment, inventory control and sales analytics across all channels. The solutions offered by SPS Commerce eliminate the need for on-premise software and support staff by taking on that capability on the customer’s behalf. We derive the majority of our revenues from numerous monthly recurring subscriptions from businesses that utilize our solutions.

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

For the years ended December 31, 2018, 2017 and 2016, we generated revenues of $248.2 million, $220.1 million and $193.2 million, respectively.  Our fiscal quarter ended December 31, 2018 represented our 72nd consecutive quarter of increased revenues.  Recurring revenues from recurring revenue customers accounted for 93%, 93% and 92% of our total revenues for the years ended December 31, 2018, 2017 and 2016, respectively.  Our revenues are not concentrated with any customer, as our largest customer represented less than 1% of total revenues for the year ended December 31, 2018 and 2017 and less than 2% of total revenues for the year ended December 31, 2016.

Key Financial Terms and Metrics

Sources of Revenues

Trading Partner Community. Our Community solution provides communication programs based on our best practices.  These programs enable organizations, from large and small retailers and suppliers to emerging providers of value-added products and services, to establish trading partner relationships with new trading partners to expand their businesses.

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

Trading Partner Assortment.  Today’s retail marketplace requires the management of numerous individual attributes associated with each item a retailer or supplier sells today.  This information can include digital images/video, customer facing descriptions and measurements, and warehouse information.  Our Assortment product provides robust, extensible management of this information, enabling accurate orders and rapid fulfillment.

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

Research and Development Expenses.  Research and development expenses consist primarily of personnel costs for development of new and maintenance of existing solutions, net of amounts capitalized as developed software.  Our research and development group is also responsible for enhancing existing solutions and applications, internal tools, and developing new information maps that integrate our customers to their trading partners in compliance with those trading partners’ requirements.

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

Other Metrics

Recurring Revenue Customers.  As of December 31, 2018, we had approximately 29,000 customers with contracts to pay us monthly fees, which we refer to as recurring revenue customers.  We report recurring revenue customers as of the end of a period.  A small portion of our recurring revenue customers consist of separate units within a larger organization.  We treat each of these units, which may include divisions, departments, affiliates and franchises, as distinct customers.

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

We believe that our significant accounting policies, which are described in the notes to our financial statements, involve a greater degree of judgment and complexity and are material to our financial statement presentation.  A critical accounting policy is one that is both material to the presentation of our financial statements and requires us to make difficult, subjective or complex judgments for uncertain matters that could have a material effect on our financial condition and results of operations.  Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Revenue Recognition

Revenues are recognized when our services are made available to our customers, in an amount that reflects the consideration we are contractually and legally entitled to in exchange for those services.  Our set-up fees from customers are one-time revenues that are specific for each connection a customer has with a trading partner and many of our customers have connections with numerous trading partners.  Set-up fees related to our cloud-based supply chain management solutions are nonrefundable upfront fees that are necessary for our customers to utilize our cloud-based services.  These set-up fees do not provide any standalone value to our customers.

Except for our Analytics solution, we have determined that the set-up fees represent a material renewal option right to our customers as they will not be incurred again upon renewal.  These set-up fees and related costs are deferred and recognized ratably over two years, which is the estimated period for which a material right is present for our customers.

For our Analytics solution, we have determined that the set-up fees do not represent a material customer renewal right and, as such, are deferred and recognized ratably over the estimated initial contract term, which is one year.

Business Combinations

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets.

Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users, acquired technology, and trade names from a market participant perspective, useful lives, and discount rates.  Significant estimates in valuing liabilities for contingent consideration include, but are not limited to, discount rates, projected financial results of the acquired businesses based on our most recent internal forecasts, and factors indicating the probability of achieving the forecasted results.

Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is not to exceed one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Results of Operations

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

The following table presents our results of operations for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2018		2017		Change
		% of revenue		% of revenue		%
Revenues	$248,240	100.0%	$220,085	100.0%	$28,155	12.8%
Cost of revenues	81,748	32.9	73,625	33.5	8,123	11.0
Gross profit	166,492	67.1	146,460	66.5	20,032	13.7
Operating expenses
Sales and marketing	71,719	28.9	71,261	32.4	458	0.6
Research and development	22,087	8.9	23,183	10.5	(1,096)	(4.7)
General and administrative	41,862	16.9	37,461	17.0	4,401	11.7
Amortization of intangible assets	4,093	1.6	4,574	2.1	(481)	(10.5)
Total operating expenses	139,761	56.3	136,479	62.0	3,282	2.4
Income from operations	26,731	10.8	9,981	4.5	16,750	167.8
Other income (expense)
Interest income, net	2,329	0.9	1,032	0.5	1,297	125.7
Other expense, net	(720)	(0.3)	(320)	(0.1)	(400)	(125.0)
Total other income, net	1,609	0.6	712	0.3	897	126.0
Income before income taxes	28,340	11.4	10,693	4.9	17,647	165.0
Income tax expense	4,468	1.8	10,342	4.7	(5,874)	(56.8)
Net income	$23,872	9.6%	$351	0.2%	$23,521	6,701.1%

Revenues.  The increase in revenues resulted from two primary factors: the increase in recurring revenue customers, which is driven by continued business growth and by business acquisitions, and the increase in average recurring revenues per recurring revenue customer, which we also refer to as wallet share.

•	The number of recurring revenue customers increased 14% to 29,308 at December 31, 2018 from 25,751 at December 31, 2017.
•	Wallet share increased 4% to $8,378 at December 31, 2018 from $8,067 at December 31, 2017. This was primarily attributable to increased usage of our solutions by our recurring revenue customers.

Recurring revenues from recurring revenue customers increased 13% in 2018, as compared to 2017 and accounted for 93% of our total revenues for 2018 and 2017. We anticipate that the number of recurring revenue customers and wallet share will continue to increase as we increase the number of solutions we offer and increase the penetration of those solutions across our customer base.

Cost of Revenues. The increase in cost of revenues was primarily due to a $6.6 million increase in personnel-related costs, driven by increased salaries and benefits due to business growth and by increased contract labor. Additionally, computer depreciation expense increased $1.4 million due to continued investment in the infrastructure supporting our platform.

Sales and Marketing Expenses. The slight increase in sales and marketing was primarily due to an increase of $2.0 million from commissions offset by a net $1.8 million decrease in personnel-related costs and stock-based compensation.  The increase in commissions was a result of new business and increased referral partnerships. The decrease in personnel-related costs was driven by decreased headcount which was partially offset by increased salaries, benefits, and stock-based compensation expense.

Research and Development Expenses. The decrease in research and development expenses was primarily due to a $4.3 million decrease in personnel-related costs related to an increase in internally developed capitalized software, driven by our continued investment in our technology.  The decrease was offset by a $3.0 million increase from other personnel-related expenses, driven by continued business growth which led to increased headcount and increases to expenses for consulting, salaries, benefits, and stock-based compensation.

General and Administrative Expenses.  The increase in general and administrative expenses was primarily due to continued business growth which drove a $2.8 million increase in personnel-related costs (headcount, salaries and benefits) and a $2.2 million increase in software subscriptions, credit card fees, and bad debt expense.  Additionally, charitable contributions increased $0.5 million and acquisition-related costs increased $0.3 million, due to the acquisitions of EDIAdmin and CovalentWorks.  These increases were offset by a $1.5 million decrease in stock-based compensation expenses, which normalized compared to the prior year increase which was driven by a modification to our Chief Executive Officer’s employment agreement resulting in immediate vesting, and expensing, of his outstanding stock-based compensation awards based on his retirement eligibility.

Amortization of Intangible Assets.  The decrease in amortization of intangible assets was driven by certain intangible assets being fully amortized in 2018, reducing the amortization expense in the current year, and was offset by a slight increase due to amortization of acquired intangible assets.

Other Income, net.  The increase in other income was primarily due to a $1.0 million increase in investment income, driven by an increase in the average amount invested throughout 2018 compared to 2017, offset by a $0.1 million decrease in income, net, due to the fair value earn-out adjustment in 2018 related to the EDIAdmin acquisition.

Income Tax Expense.  Our provisions for income taxes for 2018 and 2017 were $4.5 million and $10.3 million, respectively. The decrease in income tax expense was primarily due to a reduction in the corporate tax rate enacted in the Tax Act, and an increase in our federal research and development credit, partially offset by the increase in pre-tax net income. Further, the 2017 provision included a one-time discrete tax expense of $6.8 million from the Tax Act. Finally, the discrete tax benefit from stock-based compensation was $2.5 million in 2018 as compared to $0.9 million in 2017. See Note M to our consolidated financial statements, included in this Annual Report on Form 10-K, for additional information regarding our income taxes.

Adjusted EBITDA. Adjusted EBITDA, which is a non-GAAP measure of financial performance, consists of net income adjusted for depreciation and amortization, interest expense, interest income, income tax expense, stock-based compensation expense, the discrete impact from tax law change and other adjustments as necessary for a fair presentation.  Other adjustments included the impact of an earn-out adjustment related to the EDIAdmin acquisition in 2018.  The following table provides a reconciliation of net income to Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2018	2017
Net income	$23,872	$351
Depreciation and amortization	12,686	11,782
Interest income, net	(2,329)	(1,032)
Income tax expense	4,468	3,544
Discrete impact from tax law change	—	6,798
Stock-based compensation expense	12,510	12,727
Other	94	—
Adjusted EBITDA	$51,301	$34,170

Non-GAAP Income per Share.  Non-GAAP income per share, which is also a non-GAAP measure of financial performance, consists of net income plus stock-based compensation expense, amortization expense related to intangible assets, the discrete impact from tax law change and other adjustments as necessary for a fair presentation, divided by the weighted average number of shares of common stock outstanding during each period.  Other adjustments included the impact of the fair value adjustment for the EDIAdmin share-based earn-out liability in 2018.

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

The following table provides a reconciliation of net income to non-GAAP income per share (in thousands, except per share amounts):

	Year Ended December 31,
	2018	2017
Net income	$23,872	$351
Stock-based compensation expense	12,510	12,727
Amortization of intangible assets	4,093	4,574
Discrete impact from tax law change	—	6,798
Other	94	—
Income tax effects of adjustments	(4,468)	(6,775)
Non-GAAP income	$36,101	$17,675
Shares used to compute non-GAAP income per share
Basic	17,196	17,183
Diluted	17,606	17,356
Non-GAAP income per share
Basic	$2.10	$1.03
Diluted	$2.05	$1.02

Year Ended December 31, 2017  Compared to Year Ended December 31, 2016

The following table presents our results of operations for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2017		2016		Change
		% of revenue		% of revenue		%
Revenues	$220,085	100.0%	$193,153	100.0%	$26,932	13.9%
Cost of revenues	73,625	33.5	64,346	33.3	9,279	14%
Gross profit	146,460	66.5	128,807	66.7	17,653	14%
Operating expenses
Sales and marketing	71,261	32.4	66,876	34.6	4,385	7%
Research and development	23,183	10.5	21,981	11.4	1,202	5%
General and administrative	37,461	17.0	28,827	14.9	8,634	30%
Amortization of intangible assets	4,574	2.1	4,738	2.5	(164)	-3%
Total operating expenses	136,479	62.0	122,422	63.4	14,057	11%
Income from operations	9,981	4.5	6,385	3.3	3,596	56%
Other income (expense)
Interest income, net	1,032	0.5	601	0.3	431	72%
Other income (expense)	(320)	(0.1)	732	0.4	(1,052)	-144%
Total other income, net	712	0.3	1,333	0.7	(621)	-47%
Income before income taxes	10,693	4.9	7,718	4.0	2,975	39%
Income tax expense	10,342	4.7	2,755	1.4	7,587	275%
Net income	$351	0.2%	$4,963	2.6%	$(4,612)	(92.9)%

Revenues.  The increase in revenues resulted from two primary factors:  the increase in recurring revenue customers and the increase in average recurring revenues per recurring revenue customer, which we also refer to as wallet share.

•	The number of recurring revenue customers increased 4% to 25,751 at December 31, 2017 from 24,805 at December 31, 2016.
•

Wallet share increased 10% to $8,067 for 2017 from $7,344 for 2016.  This increase in wallet share was primarily attributable to increased fees resulting from increased usage of our solutions by our recurring revenue customers.

Recurring revenues from recurring revenue customers increased 15% in 2017, as compared to 2016, and accounted for 93% of our total revenues for 2017 and 92% for 2016.

Cost of Revenues.  The increase in cost of revenue was primarily due to increased personnel-related costs of approximately $7.3 million, driven by increased headcount. Compared to 2016, stock-based compensation expense increased $0.6 million and direct network costs decreased $0.2 million. We also incurred higher expense for software and cloud-based subscriptions of $0.9 million and depreciation expense of $0.7 million for continued investment in the infrastructure supporting our solutions.

Sales and Marketing Expenses.  The increase in sales and marketing expense was primarily due to increased headcount in 2017, which resulted in higher personnel-related costs of $3.0 million and increased commissions of approximately $1.4 million earned by sales personnel and referral partners from generating new business. We also incurred $0.4 million in increased promotional expenses, $0.2 million in software and cloud-based subscriptions, offset by lower expense of $0.3 for depreciation and $0.2 million in stock-based compensation expense as compared to 2016.

Research and Development Expenses.  The increase in research and development expenses was primarily due to higher expenses for software and cloud-based subscriptions of $0.7 million, higher personnel-related costs of $0.2 million and higher stock-based compensation of $0.3 million in 2017 compared to 2016.

General and Administrative Expenses.  The increase in general and administrative expenses was primarily due to a $4.0 million increase in stock-based compensation driven by the immediate expensing of $3.6 million of equity awards due to a modification to our Chief Executive Officer’s employment agreement in 2017 which resulted in immediate vesting, and expensing, of his outstanding stock-based compensation awards based on his retirement eligibility. Increased headcount in 2017 resulted in higher personnel-related costs of $3.3 million. These increases were offset by lower charitable contributions, hardware not capitalized, and hardware maintenance costs in 2017 as compared to 2016.

Amortization of Intangible Assets.  The decrease in amortization of intangible assets was due to certain intangible assets becoming fully amortized during 2017.

Other Income (Expense), net.  Other income (expense), net for 2016 included a $1.0 million adjustment to the fair value of the Toolbox Solutions share-based earn-out liability due to a change in our estimate of probability of attainment. There was no similar charge during 2017 as the contingent consideration arrangement had been resolved.

Income Tax Expense.  Our provisions for income taxes for 2017 and 2016 were $10.3 million and $2.8 million, respectively. The provision in 2017 included $6.8 million in income tax expense primarily driven by the reduction in the corporate income tax rate to 21% offset by $0.9 million of discrete tax benefits from the adoption of ASU 2016-09 relating to stock-based compensation. See Note M to our consolidated financial statements, included in this Annual Report on Form 10-K, for additional information regarding our income taxes.

Adjusted EBITDA.  Adjusted EBITDA, which is a non-GAAP measure of financial performance, consists of net income plus depreciation and amortization, interest expense, interest income, income tax expense, stock-based compensation expense and other adjustments as necessary for a fair presentation.  Other adjustments included the impact of an earn-out adjustment related to the Toolbox acquisition in 2016.  The following table provides a reconciliation of net income to Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2017	2016
Net income	$351	$4,963
Depreciation and amortization	11,782	11,336
Interest income, net	(1,032)	(601)
Income tax expense	10,342	2,755
Stock-based compensation expense	12,727	8,023
Other	—	(1,106)
Adjusted EBITDA	$34,170	$25,370

Non-GAAP Income per Share.  Non-GAAP income per share, which is also a non-GAAP measure of financial performance, consists of net income plus stock-based compensation expense and amortization expense related to intangible assets, the discrete impact from tax law change and other adjustments necessary for a fair presentation, divided by the weighted average number of shares of common stock outstanding during each period. Other adjustments included the impact of the fair value adjustment for the Toolbox Solutions share-based earn-out liability in 2016.

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

The following table provides a reconciliation of net income to non-GAAP income per share (in thousands, except per share amounts):

	Year Ended December 31,
	2017	2016
Net income	$351	$4,963
Stock-based compensation expense	12,727	8,023
Amortization of intangible assets	4,574	4,738
Discrete impact from tax law change	6,798	—
Other	—	(1,106)
Non-GAAP income as historically reported	N/A	$16,618
Income tax effects of adjustments	(6,775)	(4,870)
Non-GAAP income with tax adjustments	$17,675	$11,748
Shares used to compute non-GAAP income per share
Basic	17,183	16,947
Diluted	17,356	17,241
Non-GAAP income per share with tax adjustments
Basic	$1.03	$0.69
Diluted	$1.02	$0.68
Non-GAAP income per share as historically reported
Basic	N/A	$0.98
Diluted	N/A	$0.96

Liquidity and Capital Resources

At December 31, 2018, our principal sources of liquidity were cash and cash equivalents, certificates of deposit and marketable securities totaling $178.4 million and accounts receivable, net of allowance for doubtful accounts, of $27.5 million compared to cash and cash equivalents and marketable securities totaling $168.5 million and accounts receivable, net of allowance for doubtful accounts, of $24.9 million at December 31, 2017. Certificates of deposit and marketable securities are invested in accordance with our investment policy, with a goal of maintaining liquidity and capital preservation.  Our cash equivalents and marketable securities are held in highly liquid money market funds, commercial paper, federal agency securities and corporate debt securities.

Net Cash Flows from Operating Activities

Cash flows from operating activities was $55.0 million in 2018, compared to $31.1 million in 2017, an increase of $23.9 million. This is primarily driven by a $23.5 million increase in net income, with the remaining net increase of $0.4 million relating to increases due to continued business growth offset by a decrease to deferred income taxes.

Net cash provided by operating activities was $31.1 million for 2017 compared to $18.8 million for 2016.  The increase in operating cash flows as compared to 2016 was driven by a $19.1 million increase in non-cash expenses and a $1.3 million increase in changes in assets and liabilities, primarily due to increases in deferred revenues, accrued expenses and accounts payable, partially offset by increases in deferred costs and deferred rent.

Cash Flows from Investing Activities

Net cash used in investing activities was $40.5 million for 2018 compared to $22.6 million for 2017.  The increase was primarily due to $27.3 million used for acquisitions of business and intangible assets, driven by the acquisitions of EDIAdmin and CovalentWorks. Additionally, capital expenditures increased by $6.4 million, due to our business growth and continued investment in our technology.  These increases were offset by a $15.3 million decrease in cash used compared to 2017, driven by minimal change in investments in 2018 compared to significant increases in investments in 2017.

Net cash used in investing activities was $22.6 million for 2017 compared to $34.1 million for 2016.  The decrease in cash used was due to the 2016 acquisition of Toolbox Solutions for $18.0 million, partially offset by a $6.8 million increase in cash used for investments in 2017.

Net Cash Flows from Financing Activities

Net cash used in financing activities for 2018 was $3.8 million compared to $2.5 million in 2017, a $1.3 million increase. This increase is due to a $14 million increase in cash used for repurchases of common stock and offset by a $12.9 million increase in cash provided by proceeds from the exercise of options to purchase common stock, driven by the significant increase in the company’s stock price which increased option exercises.

Net cash provided by financing activities was $2.5 million for 2017, which consisted of $5.8 million of repurchases of our common stock, partially offset by $1.4 million and $1.9 million of proceeds from the exercise of stock options and the net proceeds from our employee stock purchase plan.

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

Contractual and Commercial Commitment Summary

Our contractual obligations and commercial commitments as of December 31, 2018 are summarized below:

	Payments Due By Period (in thousands)
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$24,878	$4,209	$7,956	$7,896	$4,817

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs – Contracts with Customers (Subtopic 340-40), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This guidance replaced most existing revenue recognition guidance in GAAP. Topic 606 also includes Subtopic 340-40, Other Assets and Deferred Costs – Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer. Collectively, we refer to Topic 606 and Subtopic 340-40 as the “new standard”. These requirements are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods.

We adopted the new standard effective January 1, 2018, on a retrospective basis.  The new standard did not impact our recognition of the recurring revenue received from customers for our cloud-based supply chain solutions; however, the adoption of the new standard impacted our accounting for certain upfront set-up fees, the periods over which the related revenues are recognized and the timing of revenue recognition for these set-up fees.  The adoption of the new standard also impacted our accounting for certain costs to obtain our contracts, specifically related to the periods over which commissions are recognized.  Additional information regarding the adoption of this standard is contained in Note A and Note C.

In January 2018, we adopted FASB ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as business acquisitions or as an asset acquisition.  The new standard specifies the required inputs and processes that are necessary to be a business. The adoption of this standard impacted our accounting for business combinations.  See Note B for additional information regarding business combinations.

In March 2018, we adopted FASB ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which updates the income tax accounting in U.S. GAAP to reflect the SEC interpretive guidance released on December 22, 2017, when the Tax Act was signed into law. Additional information regarding the adoption of this standard is contained in Note M.

In October 2018, we early adopted FASB ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for interim and annual reporting periods beginning after December 15, 2019 and can be applied either prospectively to implementation costs incurred after the date of adoption or retrospectively to all arrangements, with early adoption permitted. Additional information regarding the adoption of this standard is contained in Note I.

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

We adopted the new standard on January 1, 2019 and used the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

The new standard provides several optional practical expedients in transition. For the fiscal period beginning January 1, 2019, we have made the following elections.  We elected the “package of practical expedients,” which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We did not elect the use-of hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us.  The new standard also provided practical expedients for an entity’s ongoing accounting. We elected the short-term lease recognition exemption for all leases that qualify, which means we have not recognized right-of-use (“ROU”) assets or lease liabilities for these leases, and this included not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also elected the practical expedient to not separate lease and non-lease components for all leases.

This standard has a material effect on our financial statements beginning January 1, 2019. The most significant effects relate to the recognition of approximately $15.0 million in ROU assets and $15.0 million additional lease liabilities on our balance sheet for our existing operating leases.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendment in this update replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses on instruments within its scope, including trade receivables. This update is intended to provide financial statement users with more decision-useful information about the expected credit losses. This ASU is effective for annual periods and interim periods for those annual periods beginning after December 15, 2019. Entities may early adopt beginning after December 15, 2018. We are currently evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements.

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

We did not have any outstanding debt as of December 31, 2018 and 2017.  We therefore do not have any material risk to interest rate fluctuations.

Foreign Currency Exchange Risk.  We have revenue, expenses, assets and liabilities that are denominated in currencies other than the U.S. dollar, primarily the Australian dollar and Canadian dollar.  As of December 31, 2018, we maintained approximately 6% of our total cash and cash equivalents outside of the U.S. in foreign currencies, primarily in Australian and Canadian dollars.  We believe that a significant change in foreign currency exchange rates or an inability to access these funds would not affect our ability to meet our operational needs.  As we expand internationally, our results of operations and cash flows may be impacted by changes in foreign currency exchange rates, and would be adversely impacted when the U.S. dollar appreciates relative to other foreign currencies.  We have not used any forward contracts or currency borrowings to hedge our exposure to foreign currency exchange risk, although we may do so in the future.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
SPS Commerce, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of SPS Commerce, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle

As discussed in Note A to the financial statements, the Company has changed its method of accounting for revenue on January 1, 2018 due to the full retrospective adoption of FASB Accounting Standards Update No. 2014-09 (Topic 606), Revenue from Contracts with Customers.

Basis for Opinions

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

SPS Commerce, Inc. acquired the net assets of EDIAdmin and the net assets of CovalentWorks during the fourth quarter of 2018, and management excluded from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2018, EDIAdmin’s and CovalentWorks’ internal control over financial reporting associated with approximately two and six percent of total assets, respectively, and each represents less than one percent of total revenues, in the consolidated financial statements of SPS Commerce, Inc. as of and for the year ended December 31, 2018. Our audit of internal control over financial reporting of SPS Commerce, Inc. also excluded an evaluation of the internal control over financial reporting of EDIAdmin and CovalentWorks.

/s/ KPMG LLP

We have served as the Company’s auditor since 2013.

Minneapolis, Minnesota
February 22, 2019

SPS COMMERCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)

	December 31,
	2018	2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$133,859	$123,127
Short-term investments	44,537	40,192
Accounts receivable, net	27,488	24,897
Deferred costs	34,502	29,966
Other current assets	9,229	6,149
Total current assets	249,615	224,331
PROPERTY AND EQUIPMENT, net	20,957	16,856
GOODWILL	69,658	51,613
INTANGIBLE ASSETS, net	22,741	16,529
INVESTMENTS	—	5,206
OTHER ASSETS
Deferred costs	10,973	9,967
Deferred income tax asset	10,456	13,697
Other assets	1,723	1,539
Total assets	$386,123	$339,738
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$4,440	$4,463
Accrued compensation	20,415	15,228
Accrued expenses	4,558	4,712
Deferred revenue	25,328	17,863
Deferred rent	1,781	1,679
Total current liabilities	56,522	43,945
OTHER LIABILITIES
Deferred revenue	2,512	2,731
Deferred rent	5,371	3,064
Deferred income tax liability	1,376	1,887
Other non-current liabilities	1,368	—
Total liabilities	67,149	51,627
COMMITMENTS and CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 55,000,000 shares authorized; 17,757,628 and 17,249,153 shares issued; and 17,345,736 and 17,127,006 outstanding, respectively	18	17
Treasury stock, at cost; 411,892 and 122,147 shares, respectively	(25,679)	(5,815)
Additional paid-in capital	332,592	301,863
Retained earnings (accumulated deficit)	15,261	(8,611)
Accumulated other comprehensive (loss) income	(3,218)	657
Total stockholders’ equity	318,974	288,111
Total liabilities and stockholders’ equity	$386,123	$339,738

See accompanying notes to these consolidated financial statements.

SPS COMMERCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenues	$248,240	$220,085	$193,153
Cost of revenues	81,748	73,625	64,346
Gross profit	166,492	146,460	128,807
Operating expenses
Sales and marketing	71,719	71,261	66,876
Research and development	22,087	23,183	21,981
General and administrative	41,862	37,461	28,827
Amortization of intangible assets	4,093	4,574	4,738
Total operating expenses	139,761	136,479	122,422
Income from operations	26,731	9,981	6,385
Other income (expense)
Interest income, net	2,329	1,032	601
Other income (expense), net	(720)	(320)	732
Total other income, net	1,609	712	1,333
Income before income taxes	28,340	10,693	7,718
Income tax expense	4,468	10,342	2,755
Net income	$23,872	$351	$4,963
Net income per share
Basic	$1.39	$0.02	$0.29
Diluted	$1.36	$0.02	$0.29
Weighted average common shares used to compute net income per share
Basic	17,196	17,183	16,947
Diluted	17,606	17,356	17,241
Other comprehensive income
Foreign currency translation adjustments	(3,999)	3,944	336
Unrealized gain (loss) on investments, net of tax of $132, $0 and ($5)	397	-	(9)
Reclassification of unrealized (gain) loss on investments into earnings, net of tax of ($91), $24 and $0	(273)	39	-
Comprehensive income	$19,997	$4,334	$5,290

See accompanying notes to these consolidated financial statements.

SPS COMMERCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except shares)

						Retained	Accumulated
					Additional	Earnings	Other	Total
	Common Stock		Treasury Stock		Paid-in	(Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	Equity
Balances, December 31, 2015	16,723,994	17	—	—	265,265	(30,202)	(3,648)	231,432
Stock-based compensation	—	—	—	—	8,023	—	—	8,023
Exercise of stock options and issuance of restricted stock	279,841	—	—	—	4,303	—	—	4,303
Excess tax benefit of stock options exercised	—	—	—	—	4,070	—	—	4,070
Employee stock purchase plan	33,357	—	—	—	1,732	—	—	1,732
Stock issued for acquisition	43,953	—	—	—	2,922	—	—	2,922
Net income	—	—	—	—	—	4,963	—	4,963
Foreign currency translation adjustments	—	—	—	—	—	—	336	336
Reclassification of loss on investments into earnings	—	—	—	—	—	—	18	18
Unrealized loss on investments	—	—	—	—	—	—	(32)	(32)
Balances, December 31, 2016	17,081,145	17	—	—	286,315	(25,239)	(3,326)	257,767
Stock-based compensation	—	—	—	—	12,728	—	—	12,728
Exercise of stock options and issuance of restricted stock	135,906	—	—	—	1,410	—	—	1,410
Cumulative-effect adjustment for previously unrecognized excess tax benefits	—	—	—	—	—	16,277	—	16,277
Employee stock purchase plan	40,968	—	—	—	1,933	—	—	1,933
Retirement of escrow shares	(8,866)	—	—	—	(523)	—	—	(523)
Repurchases of common stock	(122,147)	—	122,147	(5,815)	—	—	—	(5,815)
Net income	—	—	—	—	—	351	—	351
Foreign currency translation adjustments	—	—	—	—	—	—	3,944	3,944
Reclassification of loss on investments into earnings	—	—	—	—	—	—	39	39
Balances, December 31, 2017	17,127,006	17	122,147	(5,815)	301,863	(8,611)	657	288,111
Stock-based compensation	—	—	—	—	11,270	—	—	11,270
Exercise of stock options and issuance of restricted stock	433,199	1	—	—	14,343	—	—	14,344
Employee stock purchase plan	34,798	—	—	—	1,745	—	—	1,745
Repurchases of common stock	(289,745)	—	289,745	(19,864)	—	—	—	(19,864)
Stock issued for acquisition	40,478	—	—	—	3,371	—	—	3,371
Net income	—	—	—	—	—	23,872	—	23,872
Foreign currency translation adjustments	—	—	—	—	—	—	(3,999)	(3,999)
Reclassification of gain on investments into earnings	—	—	—	—	—	—	(273)	(273)
Unrealized gain on investments, net of tax	—	—	—	—	—	—	397	397
Balances, December 31, 2018	17,345,736	$18	411,892	$(25,679)	$332,592	$15,261	$(3,218)	$318,974

See accompanying notes to these consolidated financial statements.

SPS COMMERCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net income	$23,872	$351	$4,963
Reconciliation of net income to net cash provided by operating activities
Deferred income taxes	2,798	9,616	(2,083)
Earn-out liability	94	—	(1,103)
Depreciation and amortization of property and equipment	8,593	7,208	6,598
Amortization of intangible assets	4,093	4,574	4,738
Provision for doubtful accounts	2,592	1,705	1,375
Stock-based compensation	12,510	12,728	8,023
Other, net	(364)	(15)	—
Changes in assets and liabilities, net of effects of acquisition
Accounts receivable	(4,569)	(5,586)	(3,735)
Deferred costs	(5,564)	(7,813)	(4,085)
Other current and non-current assets	(3,333)	393	(1,911)
Accounts payable	937	832	(382)
Accrued compensation	3,957	1,304	2,291
Accrued expenses	(135)	1,192	990
Deferred revenue	7,094	5,588	2,852
Deferred rent	2,440	(1,027)	234
Net cash provided by operating activities	55,015	31,050	18,765
Cash flows from investing activities
Purchases of property and equipment	(13,750)	(7,271)	(8,008)
Purchases of investments	(81,666)	(47,878)	(23,135)
Maturities of investments	82,224	33,029	15,018
Acquisition of business and intangible assets, net of cash acquired	(27,273)	(500)	(18,032)
Net cash used in investing activities	(40,465)	(22,620)	(34,157)
Cash flows from financing activities
Repurchases of common stock	(19,864)	(5,815)	—
Net proceeds from exercise of options to purchase common stock	14,344	1,410	4,303
Excess tax benefit from exercise of options to purchase common stock	—	—	4,070
Net proceeds from employee stock purchase plan	1,745	1,933	1,732
Net cash (used in) provided by financing activities	(3,775)	(2,472)	10,105
Effect of foreign currency exchange rate changes	(43)	1,292	(374)
Net increase (decrease) in cash and cash equivalents	10,732	7,250	(5,661)
Cash and cash equivalents at beginning of year	123,127	115,877	121,538
Cash and cash equivalents at end of year	$133,859	$123,127	$115,877
Supplemental disclosure of cash flow information
Cash paid for income taxes, net	$1,534	$1,068	$722
Non-cash financing activities:
Net purchases of property and equipment on account	$405	$1,335	$—
Common stock issued for business acquisitions	$3,371	$—	$2,922

See accompanying notes to these consolidated financial statements.

SPS COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – General

Business Description

SPS Commerce is a leading provider of cloud-based supply chain management solutions that make it easier for retailers, suppliers, distributors, and logistics firms to orchestrate the management of item data, order fulfillment, inventory control and sales analytics across all channels. Implementing and maintaining a suite of supply chain management capabilities is resource intensive and is not a core competency for most businesses. The solutions offered by SPS commerce eliminate the need for on-premise software and support staff by taking on that capability on the customer’s behalf. The solutions SPS Commerce provides allow our customers to increase their supply cycle agility, optimize their inventory levels and sell-through, reduce operational costs and gain increased visibility into customer orders, ensuring that suppliers, distributors, and logistics firms can satisfy exacting retailer requirements.

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

Business Combinations

We recognize the fair value of the assets acquired and the liabilities assumed at the acquisition date, separately from goodwill.  Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date amounts of the assets acquired and the liabilities assumed.

Assets acquired include tangible and intangible assets.  We use estimates and assumptions that we believe are reasonable as a part of the purchase price allocation, which includes the process to determine the value and useful lives of purchased intangible assets and the process to determine the value of any contingent consideration liabilities.  We recorded the acquisition-date fair value of any contingent liabilities, such as earn-out provisions, as part of the consideration transferred. The earn-out liability fair value is subsequently remeasured at each reporting date. The Company evaluates each contingent consideration to determine the valuation approach.  See Note B for valuation methods utilized in the fair value measurement as of the acquisition date and see Note E for valuation methods utilized in the fair value remeasurement as of the reporting date.

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

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents in financial institutions in excess of federally insured limits and trade accounts receivable.  Cash investments are held with financial institutions that we believe are subject to minimal risk.

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

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, which include cash, cash equivalents, accounts receivable, accounts payable and other accrued expenses, approximates fair value due to their short maturities.  Marketable securities are recorded at fair value as further described in Note E.

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

Computer equipment and software: 2 to 3 years

Office equipment and furniture: 5 to 7 years

Leasehold improvements: the shorter of the useful life of the asset or the remaining term of the lease

Significant additions or improvements extending asset lives beyond one year are capitalized, while repairs and maintenance are charged to expense as incurred.  We also capitalize and amortize eligible costs to acquire or develop external-use software that are incurred after technological feasibility has been established.  The assets and related accumulated depreciation and amortization are adjusted for asset retirements and disposals with the resulting gain or loss included in our consolidated statements of comprehensive income.

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

The purchased intangible assets are being amortized on a straight-line basis over their estimated useful lives, which are three to ten years for subscriber relationships, two to five years for non-competition agreements and one to ten years for technology and other.

Internal-use Software Implementation Assets

Internal-use software implementation costs are capitalized assets included in Other Assets and relate to costs incurred during the application development stage for various internal-use software from hosting arrangements.

Capitalized implementation costs are recognized on a straight-line basis beginning when the application is ready for its intended use and ending on the expected termination date of the hosting arrangement, including consideration of the noncancelable contractual term and reasonably certain renewals.

The terms are between four and five years for our current hosting arrangements.  Recognized expense is reported in general and administrative expense, which is where the hosting arrangement subscriptions are reported.

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

See Note C for further descriptions of our revenue recognition policy.

Deferred Costs

Deferred costs consist of costs to obtain customer contracts, such as commissions paid to sales personnel and to third-party partners for customer referrals, and costs to fulfill customer contracts, such as customer implementation costs.

Sales commissions relating to recurring revenues are considered incremental and recoverable costs of obtaining a contract with our customer.  These commissions are calculated based on estimated annual recurring revenue to be generated over the customer’s initial contract year.  These costs are deferred and amortized over the expected period of benefit which we have determined to be two years.  Amortization expense is included in sales and marketing expenses in the accompanying condensed consolidated statements of comprehensive income.

Stock-Based Compensation

We recognize the cost of all share-based payments to employees, including grants of employee stock options, in the financial statements based on the grant date fair value of those awards.  This cost is recognized over the period for which an employee is required to provide service in exchange for the award.

In valuing share-based awards, judgment is required in determining the expected volatility of common stock and the expected term individuals will hold their share-based awards prior to exercising.  The expected volatility of the options is based on the historical volatility of our common stock.  The expected term of the options is based on the simplified method which does not consider historical employee exercise behavior.  The valuation does not include a forfeiture estimate as we recognize forfeitures as they occur.

Income Taxes

We account for income taxes using the asset and liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in our judgement, there is a less than a 50% likelihood that the deferred tax asset will be utilized.

We assess our ability to realize our deferred tax assets at the end of each reporting period.  Realization of our deferred tax assets is contingent upon future taxable earnings.  Accordingly, this assessment requires estimates and judgment.  If the estimates of future taxable income vary from actual results, our assessment regarding the realization of these deferred tax assets could change.  Future changes in the estimated amount of deferred taxes expected to be realized will be reflected in our consolidated financial statements in the period the estimate is changed, with a corresponding adjustment to our operating results.

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

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs – Contracts with Customers (Subtopic 340-40), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This guidance replaced most existing revenue recognition guidance in GAAP. Topic 606 also includes Subtopic 340-40, Other Assets and Deferred Costs – Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer. Collectively, we refer to Topic 606 and Subtopic 340-40 as the “new standard”. These requirements are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods.

We adopted the new standard effective January 1, 2018, on a retrospective basis.  The new standard did not impact our recognition of the recurring revenue received from customers for our cloud-based supply chain solutions; however, the adoption of the new standard impacted our accounting for certain upfront set-up fees, the periods over which the related revenues are recognized and the timing of revenue recognition for these set-up fees.  The adoption of the new standard also impacted our accounting for certain costs to obtain our contracts, specifically related to the periods over which commissions are recognized.

Selected audited consolidated balance sheet line items, which reflect the adoption of ASU 2014-09 are as follows (in thousands):

	December 31, 2017
	As previously
	reported	Adjustments	As adjusted
ASSETS
Deferred costs	$25,091	$4,875	$29,966
Deferred costs, non-current	6,770	3,197	9,967
Deferred income tax asset	17,551	(3,854)	13,697
LIABILITIES
Accrued compensation	15,886	(658)	15,228
Deferred revenue	16,407	1,456	17,863
Deferred revenue, non-current	10,602	(7,871)	2,731
STOCKHOLDERS’ EQUITY
Accumulated deficit	(19,902)	11,291	(8,611)

Selected audited consolidated statement of operations line items, which reflect the adoption of ASU 2014-09 are as follows (in thousands):

	For the twelve months ended December 31, 2016
	As previously
	reported	Adjustments	As adjusted
Revenues	$193,295	$(142)	$193,153
Operating expenses
Sales and marketing	65,886	990	66,876
Income from operations	7,517	(1,132)	6,385
Income tax expense	3,140	(385)	2,755
Net income	$5,710	$(747)	$4,963
Net income per share
Basic	$0.34	(0.05)	$0.29
Diluted	$0.33	(0.04)	$0.29

	For the twelve months ended December 31, 2017
	As previously
	reported	Adjustments	As adjusted
Revenues	$220,566	$(481)	$220,085
Operating expenses
Sales and marketing	73,295	(2,034)	71,261
Income from operations	8,428	1,553	9,981
Income tax expense	11,580	(1,238)	10,342
Net income (loss)	$(2,440)	$2,791	$351
Net income (loss) per share
Basic	$(0.14)	0.16	$0.02
Diluted	$(0.14)	0.16	$0.02

Selected audited consolidated statement of cash flows line items, which reflect the adoption of ASU 2014-09 are as follows (in thousands):

	For the twelve months ended December 31, 2016
	As previously
	reported	Adjustments	As adjusted
Cash flows from operating activities
Net income	$5,710	$(747)	$4,963
Reconciliation of net income to net cash provided by operating activities
Deferred income taxes	(1,698)	(385)	(2,083)
Changes in assets and liabilities
Deferred costs	(4,964)	879	(4,085)
Accrued compensation	2,180	111	2,291
Deferred revenue	2,710	142	2,852
Net cash provided by operating activities	18,765	—	18,765

	For the twelve months ended December 31, 2017
	As previously
	reported	Adjustments	As adjusted
Cash flows from operating activities
Net income (loss)	$(2,440)	$2,791	$351
Reconciliation of net income to net cash provided by operating activities
Deferred income taxes	10,854	(1,238)	9,616
Changes in assets and liabilities
Deferred costs	(6,548)	(1,265)	(7,813)
Accrued compensation	2,073	(769)	1,304
Deferred revenue	5,107	481	5,588
Net cash provided by operating activities	31,050	—	31,050

In January 2018, we adopted FASB ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as business acquisitions or as an asset acquisition.  The new standard specifies the required inputs and processes that are necessary to be a business. The adoption of this standard impacted our accounting for business combinations.  See Note B for additional information regarding business combinations.

In March 2018, we adopted FASB ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which updates the income tax accounting in U.S. GAAP to reflect the SEC interpretive guidance released on December 22, 2017, when the Tax Act was signed into law. Additional information regarding the adoption of this standard is contained in Note M.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for interim and annual reporting periods beginning after December 15, 2019 and can be applied either prospectively to implementation costs incurred after the date of adoption or retrospectively to all arrangements, with early adoption permitted.

We early adopted ASU 2018-15 as of October 1, 2018, under the prospective method. Additional disclosure regarding capitalized implementation costs is included within Note I.

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

We adopted the new standard on January 1, 2019 and used the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

The new standard provides several optional practical expedients in transition. For the fiscal period beginning January 1, 2019, we have made the following elections.  We elected the “package of practical expedients,” which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We did not elect the use-of hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us.  The new standard also provided practical expedients for an entity’s ongoing accounting. We elected the short-term lease recognition exemption for all leases that qualify which means we have not recognized right-of-use (“ROU”) assets or lease liabilities for these leases, and this included not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also elected the practical expedient to not separate lease and non-lease components for all leases.

This standard has a material effect on our financial statements beginning January 1, 2019. The most significant effects relate to the recognition of approximately $15.0 million in ROU assets and $15.0 million additional lease liabilities on our balance sheet for our existing operating leases.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendment in this update replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses on instruments within its scope, including trade receivables. This update is intended to provide financial statement users with more decision-useful information about the expected credit losses. This ASU is effective for annual periods and interim periods for those annual periods beginning after December 15, 2019. Entities may early adopt beginning after December 15, 2018. We are currently evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements.

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

NOTE B – Business Acquisitions

EDIAdmin

On October 3, 2018, we completed our asset acquisition of EDIAdmin, a privately held company providing end-to-end integration solutions, featuring a dedicated Integration Platform as a Service (“iPaaS”) called Cloud Hybrid Integration Platform (“CHIP”) and collaborative managed services for leading systems and applications, both cloud and on-premise. Pursuant to the asset purchase agreement, we paid $7.5 million in cash to the owner of EDIAdmin.  The purchase agreement also allowed the seller to receive up to $1.7 million in cash, which becomes payable in first quarter 2020 and 2021 contingent upon the completion of certain revenue milestones at December 31, 2019 and December 31, 2020.  During the year ended December 31, 2018, we recognized other expense of $0.1 million in our consolidated statements of comprehensive income due to the remeasurement of the contingent liability.  See Note E for further disclosures on the remeasurement of the contingent liability.  The purchase accounting for the EDIAdmin acquisition is complete as of December 31, 2018.

Purchase Price Allocation

We accounted for the acquisition as a business combination.  We allocated the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date.  We engaged a third-party valuation firm to assist us in the determination of the value of the purchased intangible assets and of the earn-out liability.  The excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill.  Goodwill is attributed to a trained workforce and other buyer-specific value resulting from expected synergies, including long-term cost savings, which are not included in the fair values of identifiable assets.

The purchase price consisted of the following (in thousands):

Cash	$7,461
Fair value of earn-out liability	1,274
$8,735

The final purchase price is subject to a net working capital adjustment to be determined by the sellers and us, pursuant to the terms of the purchase agreement.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Current assets	$631
Goodwill	4,871
Intangible assets	3,400
Current liabilities	(57)
Deferred revenue	(110)
$8,735

Purchased Intangible Assets

The following table summarizes the estimated fair value of the purchased intangible assets and their estimated useful lives:

	Estimated	Estimated
	Fair Value	Life
Purchased Intangible Assets	(in thousands)	(in years)
Subscriber relationships	$600	10
Developed technology	2,800	10
Total	$3,400

The purchased intangible assets are being amortized on a straight-line basis over their estimated useful lives.  Amortization expense for the period from October 3, 2018 through December 31, 2018 was $0.1 million.

CovalentWorks

On December 18, 2018, we completed our asset acquisition of CovalentWorks, a privately held company providing cloud-based EDI solutions to small- and medium-sized businesses. Pursuant to the asset purchase agreement, we paid $19.4 million in cash and issued $3.4 million in common stock, or 40,478 shares, to the owners of CovalentWorks.  The purchase accounting for the CovalentWorks acquisition has not been finalized as of December 31, 2018.  Provisional amounts are primarily related to intangible assets.  We expect to finalize the allocation of purchase price within the one-year measurement-period following the acquisition.

Purchase Price Allocation

We accounted for the acquisition as a business combination.  We allocated the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date.  We engaged a third-party valuation firm to assist us in the determination of the value of the purchased intangible assets.  The excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill.  Goodwill is attributed to buyer-specific value resulting from expected synergies, including long-term cost savings, which are not included in the fair values of identifiable assets.

The purchase price consisted of the following (in thousands):

Cash	$19,431
SPS Commerce, Inc. common stock	3,371
$22,802

The final purchase price is subject to a net working capital adjustment to be determined by the sellers and us, pursuant to the terms of the purchase agreement.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Current assets	$244
Property and equipment	44
Goodwill	15,402
Intangible assets	7,210
Current liabilities	(56)
Deferred revenue	(42)
$22,802

Purchased Intangible Assets

The following table summarizes the estimated fair value of the purchased intangible assets and their estimated useful lives:

	Estimated	Estimated
	Fair Value	Life
Purchased Intangible Assets	(in thousands)	(in years)
Subscriber relationships	$7,100	7
Developed technology	100	3
Trade names	10	1
Total	$7,210

The purchased intangible assets are being amortized on a straight-line basis over their estimated useful lives.  Amortization expense for the period from December 18, 2018 through December 31, 2018 was not material.

NOTE C – Revenue

We derive our revenues primarily from the following revenue streams (in thousands):

	Year Ended December 31,
	2018	2017	2016
Recurring revenues:
Fulfillment	$190,783	$164,682	$139,645
Analytics	34,447	34,260	32,938
Other	5,424	4,978	4,474
Recurring Revenues	230,654	203,920	177,057
One-time revenues	17,586	16,165	16,096
	$248,240	$220,085	$193,153

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

Set-up fees are specific for each connection a customer has with a trading partner and many of our customers have connections with numerous trading partners.  Set-up fees related to our cloud-based supply chain management solutions are nonrefundable upfront fees that are necessary for our customers to utilize our cloud-based services.  These set-up fees do not provide any standalone value to our customers.  Except for our Analytics solution, we have determined that the set-up fees represent a material renewal option right to our customers as they will not be incurred again upon renewal.  These set-up fees and related costs are deferred and recognized ratably over two years, which is the estimated period for which a material right is present for our customers.  For our Analytics solution, we have determined that the set-up fees do not represent a material customer renewal right and, as such, are deferred and recognized ratably over the estimated initial contract term, which is one year.

The table below presents the activity of the portion of the deferred revenue liability relating to set-up fees (in thousands):

	Year Ended December 31,
	2018	2017
Balances, at beginning of period	$10,031	$9,995
Invoiced set-up fees	10,271	10,625
Amortized set-up fees	(10,445)	(10,589)
Balances, at end of period	$9,857	$10,031

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

NOTE D – Deferred Costs

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

The table below presents the activity of deferred costs and amortization of deferred costs (in thousands):

	Year Ended December 31,
	2018	2017
Balances, at beginning of period	$39,933	$32,117
Incurred deferred costs	49,583	44,628
Amortized deferred costs	(44,041)	(36,812)
Balances, at end of period	$45,475	$39,933

NOTE E – Financial Instruments

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

Cash equivalents and short- and long-term investments consisted of the following (in thousands):

	December 31,
	2018			2017
	Amortized	Unrealized	Fair	Amortized	Unrealized	Fair
	Cost	Gains (Losses)	Value	Cost	Gains (Losses)	Value
Cash equivalents:
Money market funds	$109,265	$—	$109,265	$104,544	$—	$104,544
Certificate of deposit	7,000	—	7,000	7,814	—	7,814
Marketable securities:
Corporate bonds	15,194	40	15,234	17,758	(57)	17,701
Commercial paper	9,889	76	9,965	7,456	20	7,476
U.S. treasury securities	12,300	38	12,338	12,381	26	12,407
	$153,648	$154	$153,802	$149,953	$(11)	$149,942
Due within one year			$153,802			$144,736
Due within two years			—			5,206
Total			$153,802			$149,942

We do not believe any of the unrealized losses represent an other-than-temporary impairment based on our assessment of available evidence as of December 31, 2018.  We expect to receive the full principal and interest on all of these cash equivalents and investments.

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

For the earn-out liability related to the EDIAdmin acquisition, the Company utilized the Monte Carlo simulation method to estimate the fair value of this contingent liability as of the reporting date.  Thousands of iterations of the simulation were performed using forecasted revenues to develop a distribution of future values of recurring revenue which, in turn, provide indicated earn-out payments.  The total estimated fair value equals the sum of the average present values of the indicated earn-out payments.  Changes in assumptions described above could have an impact on the payout of contingent consideration with a maximum payout being $1.7 million.  The earn-out liability has been measured as Level 3 given the unobservable inputs that are significant to the measurement of the liability.

The following table presents information about our financial assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

	Level 1	Level 2	Level 3	Total
Assets at December 31, 2018:
Cash equivalents:
Money market funds	$109,265	$—	$—	$109,265
Certificate of deposit	7,000	—	—	7,000
Marketable securities:
Corporate bonds	—	15,234	—	15,234
Commercial paper	—	9,965	—	9,965
U.S. treasury securities	—	12,338	—	12,338
	$116,265	$37,537	$—	$153,802

Liabilities at December 31, 2018:
Earn-out liability	$—	$—	$1,368	$1,368
	$—	$—	$1,368	$1,368

Assets at December 31, 2017:
Cash equivalents:
Money market funds	$104,544	$—	$—	$104,544
Certificate of deposit	7,814	—	—	7,814
Marketable securities:
Corporate bonds	—	17,701	—	17,701
Commercial paper	—	7,476	—	7,476
U.S. treasury securities	—	12,407	—	12,407
	$112,358	$37,584	$—	$149,942

NOTE F – Allowance for Doubtful Accounts

The allowance for doubtful accounts activity, included in accounts receivable, net, was as follows (in thousands):

	2018	2017	2016
Balances, January 1	$763	$515	$446
Provision for doubtful accounts	2,590	1,705	1,375
Write-offs, net of recoveries	(1,961)	(1,457)	(1,306)
Balances, December 31	$1,392	$763	$515

NOTE G – Property and Equipment, net

Property and equipment, net included the following (in thousands):

	December 31,
	2018	2017
Computer equipment and software	$44,781	$35,326
Office equipment and furniture	7,985	7,439
Leasehold improvements	9,366	8,042
	62,132	50,807
Less: accumulated depreciation and amortization	(41,175)	(33,951)
	$20,957	$16,856

At December 31, 2018 and 2017, property and equipment, net included approximately $1.7 million and $2.2 million, respectively, of assets held at subsidiary and office locations outside of the U.S.

NOTE H – Goodwill and Intangible Assets, net

The changes in the net carrying amount of goodwill for the years ended December 31, 2018 and 2017 are as follows (in thousands):

	2018	2017
Balances, January 1	$51,613	$49,777
Additions from business acquisitions	20,272	—
Foreign currency translation	(2,227)	1,836
Balances, December 31	$69,658	$51,613

Intangible assets, net included the following (in thousands):

	December 31, 2018
	Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net
Subscriber relationships	$43,212	$(23,284)	$(623)	$19,305
Non-competition agreements	2,560	(2,247)	(28)	285
Technology and other	5,199	(2,012)	(36)	3,151
	$50,971	$(27,543)	$(687)	$22,741

	December 31, 2017
	Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net
Subscriber relationships	$34,350	$(19,592)	$614	$15,372
Non-competition agreements	2,499	(2,058)	45	486
Technology and other	2,130	(1,518)	59	671
	$38,979	$(23,168)	$718	$16,529

Amortization expense was $4.1 million, $4.6 million and $4.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.  At December 31, 2018, future amortization expense for intangible assets was as follows (in thousands):

2019	$5,026
2020	4,679
2021	3,845
2022	2,742
2023	2,668
Thereafter	3,781
$22,741

NOTE I – Other Assets

TestThe changes in the net amount of capitalized implementation costs for internal-use software from hosting arrangements for the years ended December 31, 2018 and 2017 are as follows (in thousands):

	2018	2017
Balances, January 1	$—	$—
Capitalized implementation fees	455	—
Amortization of implementation fees	—	—
Balances, December 31	$455	$—

There were no impairment losses in relation to the capitalized implementation costs for the periods presented.

NOTE J – Commitments and Contingencies

Operating Leases

We are obligated under non-cancellable operating leases primarily for office space.  Rent expense for all operating leases, which includes minimum lease payments and other charges such as common area maintenance fees, charged to operations was $5.6 million, $4.9 million and $5.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

On December 20, 2017, we executed the fourth amendment to our lease agreement for our current headquarters located in Minneapolis, Minnesota where we lease approximately 189,000 square feet under an agreement that expires on April 30, 2025.  We have agreed to expand our headquarters premises by approximately 25,000 square feet during 2020. Our lease agreement also includes a further expansion right and a right of first offer to lease certain additional space and two options to extend the term of the lease for five years at a market rate determined in accordance with the lease.  We received $3.2 million in incentives upon execution of the amendment and we are owed an additional $2.1 million in incentives upon expansion of our square footage in 2018, both of which have been incorporated into our deferred rent calculation.

At December 31, 2018, our future minimum payments under operating leases were as follows (in thousands):

2019	$4,209
2020	3,542
2021	4,414
2022	4,042
2023	3,854
Thereafter	4,817
$24,878

Other Contingencies

We may be involved in various claims and legal actions in the normal course of business.  Our management believes that the outcome of any such claims and legal actions will not have a material effect on our financial position, results of operations or cash flows.

NOTE K – Stockholders’ Equity

Common Stock Issued

In connection with the acquisition of CovalentWorks (see Note B), we issued 40,478 shares of SPS common stock as calculated according to the terms of the purchase agreement. The fair value of the shares we issued of  approximately $3.4 million was determined using the closing price of our common stock on December 18, 2018, the closing date of the transaction.

Stock Repurchase Program

On November 2, 2017, our board of directors authorized a program to repurchase up to $50.0 million of common stock.  Under the program, purchases may be made from time to time in the open market over two years.  The number of shares to be purchased and the timing of purchases will be based on the price of our common stock, general business and market conditions and other investment considerations and factors.

The program does not obligate us to repurchase any specific number of shares and may be suspended or discontinued at any time without prior notice.  We intend to finance the share repurchase program with cash on hand.

We repurchased 289,745 shares at a cost of $19.9 million and 122,147 shares at a cost of $5.8 million for the years ended December 31, 2018 and December 31, 2017, respectively.  Of the $50.0 million share repurchases authorized, $24.3 million was available for future share repurchases at December 31, 2018.

NOTE L – Stock-Based Compensation

Our equity compensation plans provide for the grant of incentive and nonqualified stock options, as well as other stock-based awards including restricted stock and restricted stock units, to employees, non-employee directors and other consultants who provide services to us.  Restricted stock awards result in the issuance of new shares when granted.  For other stock-based awards, new shares are issued when the award is exercised, vested or released according to the terms of the agreement.  In January 2018 and February 2017, 1,027,620 and 1,024,868 additional shares, respectively, were reserved for future issuance under our 2010 Equity Incentive Plan.  At December 31, 2018, there were approximately 5.3 million shares available for grant under approved equity compensation plans.

We recorded stock-based compensation expense of $12.5 million, $12.7 million and $8.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.  During the year ended December 31, 2017, stock-based compensation expense included a one-time $3.6 million charge due to a modification to our Chief Executive Officer’s employment agreement which resulted in immediate vesting, and expensing, of his outstanding stock-based compensation awards based on his retirement eligibility.  Stock-based compensation expense was allocated as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Cost of revenues	$2,168	$1,887	$1,309
Operating expenses
Sales and marketing	2,675	2,197	2,412
Research and development	1,505	949	618
General and administrative	6,162	7,694	3,684
Total stock-based compensation expense	$12,510	$12,727	$8,023

Stock-based compensation expense by type was as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Stock Options	$3,355	$5,223	$3,777
Performance Share Units	1,034	—	—
Restricted Stock Units	5,930	6,526	3,386
Restricted Stock Awards	487	318	308
Employee Stock Purchase Plan	466	660	552
401K Stock Match	1,238	—	—
Total stock-based compensation expense	$12,510	$12,727	$8,023

As of December 31, 2018, there was approximately $13.6 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a straight-line basis over a weighted-average period of 2.3 years.

Stock Options

Stock options generally vest over four years and have a contractual term of seven to ten years from the date of grant.  Our stock option activity was as follows:

		Weighted Average
	Options	Exercise Price
	(#)	($/share)
Outstanding at December 31, 2015	943,103	$37.91
Granted	340,609	48.58
Exercised	(221,630)	19.42
Forfeited	(46,070)	55.58
Outstanding at December 31, 2016	1,016,012	44.72
Granted	172,697	55.87
Exercised	(65,502)	21.53
Forfeited	(25,876)	55.93
Outstanding at December 31, 2017	1,097,331	47.60
Granted	181,472	59.88
Exercised	(344,334)	41.66
Forfeited	(61,235)	56.67
Outstanding at December 31, 2018	873,234	51.86

Of the total outstanding options at December 31, 2018, 576,842 were exercisable with a weighted average exercise price of $50.10 per share.  The total outstanding options had a weighted average remaining contractual life of 4.0 years.

The fair value of options that vested during the years ended December 31, 2018, 2017 and 2016 was $3.7 million, $4.2 million and $3.4 million, respectively.

The intrinsic value of options exercised during the years ended December 31, 2018, 2017 and 2016 was $14.9 million, $2.8 million and $8.6 million, respectively.  The intrinsic value of outstanding options at December 31, 2018, 2017 and 2016 was $26.7 million, $7.3 million and $25.6 million, respectively.

The weighted-average fair values per share of options granted during the years ended December 31, 2018, 2017 and 2016 were $19.48, $18.85 and $16.13, respectively.  The fair values of the options granted were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2018	2017	2016
Volatility	35%	38%	38%
Dividend yield	—	—	—
Life (in years)	4.44	4.51	4.54
Risk-free interest rate	2.54%	1.85%	1.19%

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

Performance Share Units and Restricted Stock Units and Awards

In February 2018, our executive officers were granted performance share unit (“PSU”) awards with vesting contingent on the Company’s total shareholder return as compared to indexed total shareholder return over the course of a three-year performance period (fiscal years 2018 – 2020).  The grant date fair value was estimated using a Monte Carlo simulation that utilizes multiple input variables that determine the probability of satisfying the performance conditions stipulated in the award and calculates the fair market value for the performance stock units granted.  Expense is recognized on a straight-line basis over the vesting period, regardless of whether the market condition is satisfied as the likelihood of the market condition being met is included in the fair-value measurement of the award.

In February 2017, our executive officers were granted PSU awards with vesting contingent on successful attainment of pre-determined revenue targets over the course of a three-year performance period (fiscal 2017 – 2019).  The fair value is measured as the number of performance shares expected to be earned multiplied by the grant date fair value of our shares. The number of performance shares expected to vest during the current service period is estimated and the fair value of those shares is recognized over the remaining service period less any amounts already recognized.

Restricted stock units (“RSU”) vest over four years and, upon vesting, the holder is entitled to receive shares of our common stock.  With restricted stock awards (“RSA”), shares of our common stock are issued when the award is granted and the restrictions lapse over one year.

Our PSU and RSU activity was as follows:

		Weighted Average
	PSUs and RSUs	Grant Date Fair
	(#)	Value ($/share)
Outstanding at December 31, 2015	140,565	$56.88
Granted	115,896	48.32
Vested and common stock issued	(52,133)	48.19
Forfeited	(15,286)	55.48
Outstanding at December 31, 2016	189,042	54.14
Granted	211,168	55.62
Vested and common stock issued	(64,950)	53.64
Forfeited	(13,348)	55.39
Outstanding at December 31, 2017	321,912	55.16
Granted	172,795	66.03
Vested and common stock issued	(81,561)	56.32
Forfeited	(35,811)	55.04
Outstanding at December 31, 2018	377,335	59.90

The number of PSUs and RSUs outstanding at December 31, 2018 included 54,688 units that have vested, but the shares of common stock have not yet been issued pursuant to the terms of the agreement.

Our RSA activity was as follows:

		Weighted Average
	RSAs	Grant Date Fair
	(#)	Value ($/share)
Outstanding at December 31, 2015	1,032	$67.39
Restricted common stock issued	6,078	52.27
Restrictions lapsed	(5,586)	55.06
Outstanding at December 31, 2016	1,524	52.28
Restricted common stock issued	5,454	58.29
Restrictions lapsed	(5,610)	56.65
Outstanding at December 31, 2017	1,368	58.29
Restricted common stock issued	7,304	74.43
Restrictions lapsed	(6,840)	71.20
Outstanding at December 31, 2018	1,832	74.44

Employee Stock Purchase Plan

We have an employee stock purchase plan which allows participating employees to purchase shares of our common stock at a discount through payroll deductions.  The plan is available to all employees subject to certain eligibility requirements.  Participating employees may purchase common stock, on a voluntary after tax basis, at a price that is the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period.  The plan consists of two six-month offering periods, beginning on January 1 and July 1 of each calendar year.  A total of 1.0 million shares of common stock are remaining for issuance under the plan.

For the offering periods in the years ended December 31, 2018, 2017 and 2016, we withheld approximately $1.7 million, $1.9 million and $1.7 million, respectively, from employees participating in the plan and purchased 34,798 shares, 40,968 shares and 33,357 shares, respectively, on their behalf.

For the years ended December 31, 2018, 2017 and 2016, we recorded approximately $0.5 million, $0.7 million and $0.6 million, respectively, of stock-based compensation expense associated with the employee stock purchase plan.  The fair value was estimated based on the market price of our common stock at the beginning of each offering period and using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2018	2017	2016
Volatility	26%	32%	37%
Dividend yield	—	—	—
Life (in years)	0.50	0.50	0.50
Risk-free interest rate	1.77%	0.90%	0.42%

NOTE M – Income Taxes

Our provisions for income taxes included current federal, foreign and state income tax expense, as well as deferred tax expense as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current
Federal	$—	$(184)	$3,684
State	1,103	258	555
Foreign	540	652	599
Deferred
Federal	3,011	10,262	(1,337)
State	224	(291)	(169)
Foreign	(410)	(355)	(577)
	$4,468	$10,342	$2,755

The tax provision for the year ended December 31, 2017 includes a $0.4 million reclass of alternative minimum tax (“AMT”) credit carryforwards from the deferred federal provision to current federal provision. These unutilized AMT credit carryforwards become partially refundable in 2019, 2020 and 2021 and fully refundable in 2022.

A reconciliation of the expected federal income tax at the statutory rate to the provision for income taxes was as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Expected federal income tax at statutory rate	$5,951	$3,635	$2,662
State income taxes, net of federal tax effect	1,293	417	284
Tax impact of foreign activity	57	(105)	(115)
Nondeductible executive compensation	902	530	159
Nondeductible expenses	351	268	213
Change in valuation allowance	(4)	16	(35)
Change in state deferred rate	38	(134)	(67)
Research and development credit	(1,843)	(227)	(261)
Tax impact of Tax Cuts and Jobs Act	—	6,796	—
Tax impact of stock activity	(2,438)	(925)	—
Other	161	71	(85)
Total provision for income taxes	$4,468	$10,342	$2,755

The Tax Act, which was enacted on December 22, 2017, reduced the corporate federal income tax rate to 21.0% effective January 1, 2018, resulting in discrete tax expense of $6.8 million for the reduction of deferred tax assets. Also, the Tax Act expanded the deduction limits on executive compensation and included transition rules for previously awarded compensation.

Differences between our effective tax rate and statutory tax rates are primarily due to the federal research and development credit partially offset by permanently non-deductible expense.  Additionally, under ASU 2016-09, excess tax benefits generated upon settlement or exercise of stock awards are now recognized as a reduction to income tax expense as a discrete tax item in the period that the event occurs creating potentially significant fluctuation in tax expense by year.

The significant components of our deferred tax assets (liabilities) were as follows (in thousands):

	December 31,
	2018		2017
Deferred tax assets
Net operating loss and credit carryforwards	$8,356		$11,067
Stock-based compensation expense	3,647		4,273
Accounts receivable allowances	464		307
Accrued expenses	3,185		2,126
Other	180		182
Gross deferred tax asset		15,832		17,955
Less: valuation allowance	(797)		(602)
Total net deferred tax asset		15,035		17,353
Deferred tax liability
Deferred operations	(2,787)		(3,850)
Foreign operations	(135)		(133)
Depreciation and amortization	(2,943)		(1,536)
Other	(90)		(24)
Total deferred tax liability		(5,955)		(5,543)
Net deferred tax assets		$9,080		$11,810

As of December 31, 2018, we had net operating loss carryforwards of $37.5 million for U.S. federal tax purposes.  We also had $4.1 million of various state net operating loss carryforwards. The loss carryforwards for federal tax purposes will expire between 2020 and 2038 if not utilized.  The loss carryforwards for state tax purposes will expire between 2019 and 2031 if not utilized.

Section 382 of the U.S. Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that might be used to offset taxable income when a corporation has undergone significant changes in stock ownership.  We have performed a Section 382 analysis and we believe that approximately $17.6 million of federal losses will expire unused due to Section 382 limitations.  The maximum annual limitation of federal net operating losses under Section 382 is approximately $1.0 million.  This limitation could be further restricted if any ownership changes occur in future years.  Accordingly, our deferred tax assets are reported net of the Section 382 limitations.

As of December 31, 2018 we had federal research and development credit carryforwards, net of Section 383 limitations, of $3.0 million, which, if not utilized, will begin to expire in 2030.  We had state research and development credit carryforwards of $1.0 million which, if not utilized, will begin to expire in 2025.

As of December 31, 2018, we had a valuation allowance against our deferred tax assets of $0.8 million.  The valuation allowance is established for state credit carryforwards that we do not expect to utilize based on our current expectations of future state taxable income.

We are subject to income taxes for U.S. federal and various state and international jurisdictions.  We are generally subject to U.S. federal and state tax examinations for all prior tax years due to our net operating loss carryforwards and the utilization of the carryforwards in years still open under statute.

As of December 31, 2018, we do not have any unrecognized tax benefits.  It is our practice to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  We do not expect any material changes in our unrecognized tax positions over the next 12 months.

NOTE N – Net Income Per Share

The following table presents the components of the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Year Ended December 31,
	2018	2017	2016
Numerator
Net income	$23,872	$351	$4,963
Denominator
Weighted average common shares outstanding, basic	17,196	17,183	16,947
Options to purchase common stock	306	150	267
Restricted stock units	104	23	27
Weighted average common shares outstanding, diluted	17,606	17,356	17,241
Net income per share
Basic	$1.39	$0.02	$0.29
Diluted	$1.36	$0.02	$0.29

For the year ended December 31, 2018, 2017 and 2016, the effect of less than 1,000, approximately 283,000 and approximately 5,000 outstanding potential common shares, respectively, were excluded from the calculation of diluted net income per share as they were anti-dilutive.

NOTE O – Retirement Savings Plan

We sponsor a 401(k) retirement savings plan for our employees.  Employees can contribute up to 100% of their compensation, subject to the limits established by law.  In 2018, we increased our match to 50% of the employee’s contribution up to the first 6% of pre-tax annual compensation. A portion of our match is in company stock, which is purchased from the open market by our plan provider and immediately deposited into the employee’s 401(k) account, which resulted in $1.2 million of stock-based compensation expense in 2018. Additionally, we make statutory contributions to retirement plans as required by local foreign government regulations.  Our total contributions to the plan were $2.9 million, $1.6 million and $1.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

NOTE P – Related Party Transactions

SPS Commerce Foundation (the “Foundation”) is a Minnesota non-profit organization exempt from federal taxation under Section 501(c)(3) of the Internal Revenue Code.  The Foundation was formed in 2015 to engage in, advance, support, promote and administer charitable activities.  The directors of the Foundation are also our officers.  These officers receive no compensation from the Foundation for the management services performed for the Foundation.  The Foundation is not a subsidiary of ours and the financial results of the Foundation are not consolidated with our financial statements.  We made contributions of $0.7 million and $0.2 million to the Foundation for the years ended December 31, 2018 and 2017, respectively.  We have no current legal obligations for future commitments to the Foundation.

NOTE Q – Selected Quarterly Financial Data (Unaudited)

The following table presents our selected unaudited quarterly statements of comprehensive income data (in thousands, except per share amounts):

	For the Three Months Ended
2018	Mar 31	Jun 30	Sep 30	Dec 31
Revenues	$59,092	$61,091	$62,868	$65,189
Gross profit	39,334	40,689	42,457	44,012
Income from operations	4,300	5,965	8,257	8,209
Net income	3,254	5,416	8,061	7,141
Diluted earnings per share	$0.19	$0.31	$0.45	$0.40

	For the Three Months Ended
2017	Mar 31	Jun 30	Sep 30	Dec 31
Revenues	$51,879	$54,092	$56,057	$58,057
Gross profit	34,549	35,901	37,412	38,598
Income from operations	3,379	2,956	3,354	292
Net income (loss)	2,985	1,968	2,176	(6,778)
Diluted earnings per share	$0.17	$0.11	$0.13	$(0.39)

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018, the end of the period covered by this Annual Report on Form 10-K.  This evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).  Disclosure controls and procedures means controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  Disclosure controls and procedures include, without limitation, controls and procedures designed such that information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  Based on this evaluation, our CEO and CFO have concluded that as of December 31, 2018, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed our internal control over financial reporting as of December 31, 2018, based on criteria for effective internal control over financial reporting established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2018 based on the specified criteria.

In the fourth quarter of 2018, we acquired the assets of two separate entities, EDIAdmin and CovalentWorks. EDIAdmin and CovalentWorks represented approximately two percent and six percent of our total consolidated assets, respectively.  EDIAdmin and CovalentWorks each represented less than one percent of our consolidated revenues as of and for the year ended December 31, 2018. As these acquisitions occurred in 2018, the scope of our assessment of the effectiveness of internal control over financial reporting does not include EDIAdmin and CovalentWorks. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from the assessment of the effectiveness of internal control over financial reporting in the year of acquisition.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report, which is included under Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to executive officers is contained in Item 1 of this Annual Report on Form 10-K under the heading “Executive Officers” and with respect to other information relating to our directors and executive officers will be set forth in the 2019 Proxy Statement under the caption “Item 1 – Election of Directors,” which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference.

The information required by this item under Item 405 of Regulation S-K is incorporated herein by reference to the section titled “Section 16(a) Beneficial Ownership Reporting Compliance” of the 2019 Proxy Statement.

The information required by this item under Item 407(d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference to the section titled “Information Regarding the Board of Directors and Corporate Governance—Board Committees” of the 2019 Proxy Statement.

The information required by this item under Item 407(c)(3) of Regulation S-K is incorporated herein by reference to the section titled “Information Regarding the Board of Directors and Corporate Governance—Procedures for Selecting and Nominating Director Candidates” of the 2019 Proxy Statement.

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

The information required by this item is incorporated herein by reference to the sections titled “Executive Compensation,” “Information Regarding the Board of Directors and Corporate Governance—Director Compensation” and “Certain Relationships and Related Transactions—Compensation Committee Interlocks and Insider Participation” of the 2019 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information related to security ownership required by this item is incorporated herein by reference to the section titled “Security Ownership” of the 2019 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the sections titled “Certain Relationships and Related Transactions,” and “Information Regarding the Board of Directors and Corporate Governance—Director Independence” of the 2019 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the section titled “Audit Committee Report and Payment of Fees to Our Independent Auditor” of the 2019 Proxy Statement.

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

Item 16.	Form 10-K Summary

None.

EXHIBIT INDEX

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	S-3	333-182097	06/13/2012	4.1

3.2	Amended and Restated Bylaws	8-K	001-34702	10/17/2017	3.1

10.1	2001 Stock Option Plan**	S-1/A	333-163476	01/11/2010	10.3

10.2	Form of Incentive Stock Option Agreement under 2001 Stock Option Plan**	S-1/A	333-163476	01/11/2010	10.4

10.3	Form of Non-Statutory Stock Option Agreement (Director) under 2001 Stock Option Plan**	S-1/A	333-163476	01/11/2010	10.5

10.4	2010 Equity Incentive Plan, as amended effective October 29, 2014**	10-K	001-34702	02/20/2015	10.6

10.5	Form of Incentive Stock Option Agreement under 2010 Equity Incentive Plan**	8-K	001-34702	02/17/2012	10.2

10.6	Form of Non-Statutory Stock Option Agreement (Employee) under 2010 Equity Incentive Plan**	8-K	001-34702	02/17/2012	10.3

10.7	Form of Non-Statutory Stock Option Agreement (Director) under 2010 Equity Incentive Plan**	8-K	001-34702	02/17/2012	10.4

10.8	Form of Restricted Stock Unit Award Agreement under 2010 Equity Incentive Plan**	8-K	001-34702	02/15/2017	99.2

10.9	Form of Restricted Stock Award Agreement under 2010 Equity Incentive Plan**	10-Q	001-34702	05/08/2012	10.6

10.10	Form of Performance Stock Unit Agreement under 2010 Equity Incentive Plan**	8-K	001-34702	02/18/2018	10.1

10.11	Non-Employee Director Compensation Policy**	10-Q	001-34702	07/27/2018	10.1

10.12	Form of Indemnification Agreement for Independent Directors	S-1/A	333-163476	01/11/2010	10.18

10.13	Form of Indemnification Agreement for Archie C. Black**	S-1/A	333-163476	01/11/2010	10.19

10.14	Employment Agreement between the Company and Archie C. Black**	S-1/A	333-163476	03/05/2010	10.20

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

10.15	Form of Executive Severance and Change in Control Agreement**	S-K	001-34702	02/03/2016	10.1

10.16	Standard Form Office Lease, dated as of February 14, 2012, by and between the registrant and CSDV-MN Limited Partnership	8-K	001-34702	02/17/2012	10.1

10.17	Management Incentive Plan**	8-K	001-34702	02/03/2016	10.2

10.18	Executive Severance and Change in Control Agreement**	8-K	001-34702	11/17/2017	10.1

21.1	Subsidiaries of the registrant					X

23.1	Consent of KPMG LLP					X

24.1	Power of Attorney (included on signature page)					X

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T					X

**	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 22, 2019	SPS COMMERCE, INC.

	By:	/s/ ARCHIE C. BLACK
Archie C. Black
President and Chief Executive Officer

Each of the undersigned hereby appoints Archie C. Black and Kimberly K. Nelson, and each of them (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Exchange Act of 1934, any and all amendments and exhibits to this annual report on Form 10-K and any and all applications, instruments, and other documents to be filed with the Securities and Exchange Commission pertaining to this annual report on Form 10-K or any amendments thereto, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable.  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 22, 2019.

Name and Signature	Title

/s/ ARCHIE C. BLACK	Chief Executive Officer, President and Director
Archie C. Black	(principal executive officer)

/s/ KIMBERLY K. NELSON	Executive Vice President and Chief Financial Officer
Kimberly K. Nelson	(principal financial and accounting officer)

/s/ MELVIN L. KEATING	Director
Melvin L. Keating

/s/ MARTIN J. LEESTMA	Director
Martin J. Leestma

/s/ MICHAEL J. MCCONNELL	Director
Michael J. McConnell

/s/ JAMES B. RAMSEY	Director
James B. Ramsey

/s/ MARTY M. RÉAUME	Director
Marty M. Réaume

/s/ TAMI L. RELLER	Director
Tami L. Reller

/s/ PHILIP E. SORAN	Director
Philip E. Soran

/s/ SVEN A. WEHRWEIN	Director
Sven A. Wehrwein