Form 10-K/A
period 2018-12-31
SPS COMMERCE INC
filed 2019-03-15
CIK 1092699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the SPS Commerce, Inc. (the “Company”) Annual Report on Form 10-K for the fiscal year ending December 31, 2018, as filed with the Securities and Exchange Commission (“SEC”) on February 22, 2019 (the “Original Filing”).  We are filing this Amendment No. 1 for the sole purpose of correcting a typographical error in Item 6. Selected Financial Data and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Within the operating data table of Item 6, the table in footnote 3 of Item 6, and the reconciliation of net income to non-GAAP income per share table in Item 7, the Income tax effects of adjustments was inadvertently reported as $(4,468,000), with the corresponding Non-GAAP income with tax adjustments reported as $36,101,000 and the corresponding Non-GAAP income per share reported as $2.10 (basic) and $2.05 (diluted).  The correct numbers are:

•Income tax effects of adjustments: $(6,594,000)

•Non-GAAP income: $33,975,000

•Non-GAAP income per share:  $1.98 (basic) and $1.93 (diluted)

The correct numbers appeared in our press release dated February 12, 2019, which was filed as Exhibit 99 to our Current Report on Form 10-K.  This Form 10-K/A does not reflect events occurring after the Original Filing and does not modify or update in any way the disclosures contained in the Original Filing except as set forth above. Accordingly, this Amendment No. 1 should be read in conjunction with our filings with the SEC subsequent to the date of the Original Filing.  As required by Rule 12b-15 under the Securities Exchange Act of 1934, new certificates of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1 on Form 10-K/A.

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

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except per share data)
Statements of Income Data
Revenues	$248,240	$220,085	$193,153	$158,518	$127,947
Cost of revenues (1)	81,748	$73,625	$64,346	50,043	39,991
Gross profit	166,492	146,460	128,807	108,475	87,956
Operating expenses
Sales and marketing (1)	71,719	71,261	66,876	55,374	46,990
Research and development (1)	22,087	23,183	21,981	17,954	13,494
General and administrative (1)	41,862	37,461	28,827	24,817	20,233
Amortization of intangible assets	4,093	4,574	4,738	3,307	2,856
Total operating expenses	139,761	136,479	122,422	101,452	83,573
Income from operations	26,731	9,981	6,385	7,023	4,383
Other income (expense)
Interest income, net	2,329	1,032	601	197	187
Other income (expense), net	(720)	(320)	732	(145)	(458)
Total other income (expense), net	1,609	712	1,333	52	(271)
Income before income taxes	28,340	10,693	7,718	7,075	4,112
Income tax expense	4,468	10,342	2,755	2,436	1,408
Net income	$23,872	$351	$4,963	$4,639	$2,704

Net income per share
Basic	$1.39	$0.02	$0.29	$0.28	$0.17
Diluted	$1.36	$0.02	$0.29	$0.27	$0.16
Weighted average common shares outstanding
Basic	17,196	17,183	16,947	16,565	16,236
Diluted	17,606	17,356	17,241	17,032	16,814

	As of December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$133,859	$123,127	$115,877	$121,538	$130,795
Working capital	193,093	180,386	156,359	142,552	137,634
Total assets	386,123	339,738	300,080	261,731	243,775
Long-term liabilities	10,627	7,682	8,721	15,312	14,124
Total stockholders' equity	318,974	288,111	257,767	222,185	205,091

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(Unaudited, adjusted EBITDA in thousands)
Operating Data
Adjusted EBITDA (2)	$51,301	$34,170	$25,370	$22,620	$18,160
Non-GAAP income per diluted share with tax adjustments (3)	$1.93	$1.02	$0.68	$0.63	$0.48
Recurring revenue customers (4)	29,308	25,751	24,805	23,410	21,983

________________

(1)	See stock-based compensation disclosures in Note L, expense was as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016	2015	2014
Cost of revenues	$2,168	$1,887	$1,309	$989	$614
Sales and marketing	2,675	2,197	2,412	1,978	1,933
Research and development	1,505	949	618	640	444
General and administrative	6,162	7,694	3,684	2,772	2,405
Total	$12,510	$12,727	$8,023	$6,379	$5,396
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

We believe non-GAAP income per share is useful to an investor because it is widely used to measure a company’s operating performance.  The following table provides a reconciliation of net income to non-GAAP income per share (in thousands, except per share amounts):

	Year Ended December 31,
	2018	2017	2016	2015	2014
Net income	$23,872	$351	$4,963	$4,639	$2,704
Stock-based compensation expense	12,510	12,727	8,023	6,379	5,396
Amortization of intangible assets	4,093	4,574	4,738	3,307	2,856
Discrete impact from tax law change	—	6,798	—	—	—
Other	94	—	(1,106)	—	—
Non-GAAP income as historically reported	N/A	N/A	$16,618	$14,325	$10,956
Income tax effects of adjustments	(6,594)	(6,775)	(4,870)	(3,566)	(2,891)
Non-GAAP income with tax adjustments	$33,975	$17,675	$11,748	$10,759	$8,065
Shares used to compute non-GAAP income per share
Basic	17,196	17,183	16,947	16,565	16,236
Diluted	17,606	17,356	17,241	17,032	16,814
Non-GAAP income per share with tax adjustments
Basic	$1.98	$1.03	$0.69	$0.65	$0.50
Diluted	$1.93	$1.02	$0.68	$0.63	$0.48
Non-GAAP income per share as historically reported
Basic	N/A	N/A	$0.98	$0.86	$0.67
Diluted	N/A	N/A	$0.96	$0.84	$0.65
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

The following table provides a reconciliation of net income to non-GAAP income per share (in thousands, except per share amounts):

	Year Ended December 31,
	2018	2017
Net income	$23,872	$351
Stock-based compensation expense	12,510	12,727
Amortization of intangible assets	4,093	4,574
Discrete impact from tax law change	—	6,798
Other	94	—
Income tax effects of adjustments	(6,594)	(6,775)
Non-GAAP income	$33,975	$17,675
Shares used to compute non-GAAP income per share
Basic	17,196	17,183
Diluted	17,606	17,356
Non-GAAP income per share
Basic	$1.98	$1.03
Diluted	$1.93	$1.02

Year Ended December 31, 2017  Compared to Year Ended December 31, 2016

The following table presents our results of operations for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2017		2016		Change
		% of revenue		% of revenue		%
Revenues	$220,085	100.0%	$193,153	100.0%	$26,932	13.9%
Cost of revenues	73,625	33.5	64,346	33.3	9,279	14%
Gross profit	146,460	66.5	128,807	66.7	17,653	14%
Operating expenses
Sales and marketing	71,261	32.4	66,876	34.6	4,385	7%
Research and development	23,183	10.5	21,981	11.4	1,202	5%
General and administrative	37,461	17.0	28,827	14.9	8,634	30%
Amortization of intangible assets	4,574	2.1	4,738	2.5	(164)	-3%
Total operating expenses	136,479	62.0	122,422	63.4	14,057	11%
Income from operations	9,981	4.5	6,385	3.3	3,596	56%
Other income (expense)
Interest income, net	1,032	0.5	601	0.3	431	72%
Other income (expense)	(320)	(0.1)	732	0.4	(1,052)	-144%
Total other income, net	712	0.3	1,333	0.7	(621)	-47%
Income before income taxes	10,693	4.9	7,718	4.0	2,975	39%
Income tax expense	10,342	4.7	2,755	1.4	7,587	275%
Net income	$351	0.2%	$4,963	2.6%	$(4,612)	(92.9)%

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
$22,741

NOTE I – Other Assets

The changes in the net amount of capitalized implementation costs for internal-use software from hosting arrangements for the years ended December 31, 2018 and 2017 are as follows (in thousands):

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

Item 16.	Form 10-K Summary

None.

EXHIBIT INDEX

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	S-3	333-182097	06/13/2012	4.1

3.2	Amended and Restated Bylaws	8-K	001-34702	10/17/2017	3.1

10.1	2001 Stock Option Plan**	S-1/A	333-163476	01/11/2010	10.3

10.2	Form of Incentive Stock Option Agreement under 2001 Stock Option Plan**	S-1/A	333-163476	01/11/2010	10.4

10.3	Form of Non-Statutory Stock Option Agreement (Director) under 2001 Stock Option Plan**	S-1/A	333-163476	01/11/2010	10.5

10.4	2010 Equity Incentive Plan, as amended effective October 29, 2014**	10-K	001-34702	02/20/2015	10.6

10.5	Form of Incentive Stock Option Agreement under 2010 Equity Incentive Plan**	8-K	001-34702	02/17/2012	10.2

10.6	Form of Non-Statutory Stock Option Agreement (Employee) under 2010 Equity Incentive Plan**	8-K	001-34702	02/17/2012	10.3

10.7	Form of Non-Statutory Stock Option Agreement (Director) under 2010 Equity Incentive Plan**	8-K	001-34702	02/17/2012	10.4

10.8	Form of Restricted Stock Unit Award Agreement under 2010 Equity Incentive Plan**	8-K	001-34702	02/15/2017	99.2

10.9	Form of Restricted Stock Award Agreement under 2010 Equity Incentive Plan**	10-Q	001-34702	05/08/2012	10.6

10.10	Form of Performance Stock Unit Agreement under 2010 Equity Incentive Plan**	8-K	001-34702	02/18/2018	10.1

10.11	Non-Employee Director Compensation Policy**	10-Q	001-34702	07/27/2018	10.1

10.12	Form of Indemnification Agreement for Independent Directors	S-1/A	333-163476	01/11/2010	10.18

10.13	Form of Indemnification Agreement for Archie C. Black**	S-1/A	333-163476	01/11/2010	10.19

10.14	Employment Agreement between the Company and Archie C. Black**	S-1/A	333-163476	03/05/2010	10.20

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

10.15	Form of Executive Severance and Change in Control Agreement**	S-K	001-34702	02/03/2016	10.1

10.16	Standard Form Office Lease, dated as of February 14, 2012, by and between the registrant and CSDV-MN Limited Partnership	8-K	001-34702	02/17/2012	10.1

10.17	Management Incentive Plan**	8-K	001-34702	02/03/2016	10.2

10.18	Executive Severance and Change in Control Agreement**	8-K	001-34702	11/17/2017	10.1

21.1	Subsidiaries of the registrant	10-K	001-34702	02/22/2019	21.1

23.1	Consent of KPMG LLP	10-K	001-34702	02/22/2019	23.1

24.1	Power of Attorney (included on signature page)	10-K	001-34702	02/22/2019	24.1

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T					X

**	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2019	SPS COMMERCE, INC.

	By:	/s/ ARCHIE C. BLACK
Archie C. Black
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2019.

Name and Signature	Title

/s/ ARCHIE C. BLACK	Chief Executive Officer, President and Director
Archie C. Black	(principal executive officer)

/s/ KIMBERLY K. NELSON	Executive Vice President and Chief Financial Officer
Kimberly K. Nelson	(principal financial and accounting officer)

*	Director
Melvin L. Keating

*	Director
Martin J. Leestma

*	Director
Michael J. McConnell

*	Director
James B. Ramsey

*	Director
Marty M. Réaume

*	Director
Tami L. Reller

*	Director
Philip E. Soran

*	Director
Sven A. Wehrwein

*/s/ KIMBERLY K. NELSON
Kimberly K. Nelson, by Power of Attorney