Form 10-Q
period 2019-03-31
SPS COMMERCE INC
filed 2019-04-26
CIK 1092699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2019

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding at April 19, 2019 was 17,914,088 shares.

SPS COMMERCE, INC.

QUARTERLY REPORT ON FORM 10-Q

Unless the context otherwise requires, for purposes of the Quarterly Report on Form 10-Q, the words “we,” “us,” “our,” the “Company” and “SPS” refer to SPS Commerce, Inc.

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995.  Forward looking statements regarding us, our business prospects and our results of operations are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those described under the heading “Risk Factors” included in our Annual Report on Form 10-K/A for the year ended December 31, 2018 as filed with the Securities and Exchange Commission (“SEC”).  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  In some cases, you can identify forward-looking statements by the following words: “anticipate,” “assumes,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words.  We expressly disclaim any intent or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that advise interested parties of the risks and factors that may affect our business.

PART I. – FINANCIAL INFORMATION

Item 1.Financial Statements

SPS COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except share amounts)

	March 31,	December 31,
	2019	2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$143,715	$133,859
Short-term investments	41,683	44,537
Accounts receivable, less allowance for doubtful accounts of $1,478 and $1,392, respectively	28,301	27,488
Deferred costs	34,692	34,502
Other current assets	8,858	9,229
Total current assets	257,249	249,615
PROPERTY AND EQUIPMENT, less accumulated depreciation of $43,702 and $41,175, respectively	20,710	20,957
OPERATING LEASE RIGHT-OF-USE ASSETS	15,234	—
GOODWILL	70,075	69,658
INTANGIBLE ASSETS, net	21,572	22,741
OTHER ASSETS
Deferred costs	11,199	10,973
Deferred income tax asset	9,528	10,456
Other assets	1,630	1,723
Total assets	$407,197	$386,123
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$4,391	$4,440
Accrued compensation	11,974	20,415
Accrued expenses	4,619	4,558
Deferred revenue	28,889	25,328
Deferred rent	—	1,781
Operating lease liabilities	3,509	—
Total current liabilities	53,382	56,522
OTHER LIABILITIES
Deferred revenue	2,649	2,512
Deferred rent	—	5,371
Operating lease liabilities	17,723	—
Deferred income tax liability	1,315	1,376
Other non-current liabilities	1,424	1,368
Total liabilities	76,493	67,149
COMMITMENTS and CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 55,000,000 shares authorized; 17,913,306 and 17,757,628 shares issued; and 17,467,682 and 17,345,736 outstanding, respectively	18	18
Treasury stock, at cost; 445,624 and 411,892 shares, respectively	(28,645)	(25,679)
Additional paid-in capital	339,730	332,592
Retained earnings	22,074	15,261
Accumulated other comprehensive loss	(2,473)	(3,218)
Total stockholders’ equity	330,704	318,974
Total liabilities and stockholders’ equity	$407,197	$386,123

See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2019	2018
Revenues	$66,934	$59,092
Cost of revenues	21,367	19,758
Gross profit	45,567	39,334
Operating expenses
Sales and marketing	17,922	18,647
Research and development	6,192	5,132
General and administrative	12,770	10,130
Amortization of intangible assets	1,304	1,125
Total operating expenses	38,188	35,034
Income from operations	7,379	4,300
Other income (expense)
Interest income, net	577	414
Other expense, net	(47)	(154)
Change in earn-out liability	(56)	—
Total other income, net	474	260
Income before income taxes	7,853	4,560
Income tax expense	1,040	1,306
Net income	$6,813	$3,254
Other comprehensive income (expense)
Foreign currency translation adjustments	740	(1,055)
Unrealized gain on investments, net of tax of $30 and $13	90	39
Reclassification of unrealized gain on investments into earnings, net of tax of ($31) and ($8)	(93)	(24)
Total other comprehensive income (expense)	737	(1,040)
Comprehensive income	$7,550	$2,214

Net income per share
Basic	$0.39	$0.19
Diluted	$0.38	$0.19

Weighted average common shares used to compute net income per share
Basic	17,471	17,093
Diluted	17,992	17,307

See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited; in thousands, except per share amounts)

						Retained	Accumulated
					Additional	Earnings	Other	Total
	Common Stock		Treasury Stock		Paid-in	(Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	Equity
Balances, December 31, 2017	17,127,006	$17	122,147	$(5,815)	$301,863	$(8,611)	$657	$288,111
Stock-based compensation	—	—	—	—	3,181	—	—	3,181
Exercise of stock options and issuance of restricted stock	96,927	—	—	—	715	—	—	715
Repurchases of common stock	(113,984)	—	113,984	(5,871)	—	—	—	(5,871)
Net income	—	—	—	—	—	3,254	—	3,254
Foreign currency translation adjustments	—	—	—	—	—	—	(1,055)	(1,055)
Reclassification of gain on investments into earnings	—	—	—	—	—	—	39	39
Unrealized gain on investments, net of tax	—	—	—	—	—	—	(23)	(23)
Balances, March 31, 2018	17,109,949	17	236,131	$(11,686)	$305,759	$(5,357)	$(382)	$288,351

Balances, December 31, 2018	17,345,736	$18	411,892	$(25,679)	$332,592	$15,261	$(3,218)	$318,974
Stock-based compensation	—	—	—	—	4,966	—	—	4,966
Exercise of stock options and issuance of restricted stock	158,439	—	—	—	2,472	—	—	2,472
Repurchases of common stock	(33,732)	—	33,732	(2,966)	—	—	—	(2,966)
Settlement and subsequent return of shares	(2,761)	—	—	—	(300)	—	—	(300)
Net income	—	—	—	—	—	6,813	—	6,813
Foreign currency translation adjustments	—	—	—	—	—	—	740	740
Reclassification of gain on investments into earnings	—	—	—	—	—	—	90	90
Unrealized gain on investments, net of tax	—	—	—	—	—	—	(93)	(93)
Adoption of ASU 2018-02	—	—	—	—	—	—	8	8
Balances, March 31, 2019	17,467,682	$18	445,624	$(28,645)	$339,730	$22,074	$(2,473)	$330,704

See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities
Net income	$6,813	$3,254
Reconciliation of net income to net cash provided by operating activities
Deferred income taxes	838	1,020
Change in earn-out liability	56	—
Depreciation and amortization of property and equipment	2,637	2,083
Amortization of intangible assets	1,304	1,125
Provision for doubtful accounts	655	410
Stock-based compensation	5,294	3,533
Other, net	(240)	(32)
Changes in assets and liabilities
Accounts receivable	(1,328)	(1,520)
Deferred costs	(414)	(1,628)
Other current and non-current assets	(337)	367
Accounts payable	353	317
Accrued compensation	(8,843)	(3,939)
Accrued expenses	60	(592)
Deferred revenue	3,698	3,680
Deferred rent	—	1,271
Operating leases	(345)	—
Net cash provided by operating activities	10,201	9,349
Cash flows from investing activities
Purchases of property and equipment	(2,899)	(3,884)
Purchases of investments	(12,447)	(19,927)
Maturities of investments	15,225	17,500
Acquisitions of businesses and intangible assets, net of cash acquired	—	(381)
Net cash used in investing activities	(121)	(6,692)
Cash flows from financing activities
Repurchases of common stock	(2,966)	(5,871)
Net proceeds from exercise of options to purchase common stock	2,472	715
Net cash used in financing activities	(494)	(5,156)
Effect of foreign currency exchange rate changes	270	(81)
Net increase (decrease) in cash and cash equivalents	9,856	(2,580)
Cash and cash equivalents at beginning of period	133,859	123,127
Cash and cash equivalents at end of period	$143,715	$120,547

See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE A – General

Business Description

SPS Commerce is a leading provider of cloud-based supply chain management solutions that make it easier for retailers, suppliers, grocers, distributors and logistics firms to orchestrate the management of item data, order fulfillment, inventory control and sales analytics across all channels. The solutions offered by SPS Commerce eliminate the need for on-premise software and support staff by taking on that capability on the customer’s behalf.  The solutions SPS Commerce provides allow our customers to increase their supply cycle agility, optimize their inventory levels and sell-through, reduce operational costs and gain increased visibility into customer orders, ensuring that suppliers, grocers, distributors, and logistics firms can satisfy exacting retailer requirements.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of SPS Commerce, Inc. and its subsidiaries.  All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, these condensed consolidated financial statements do not include all of the information and notes required by GAAP.  We have included all normal recurring adjustments considered necessary to provide a fair presentation of our financial position, results of operations and cash flows for the interim periods shown.  Operating results for these interim periods are not necessarily indicative of the results to be expected for the full year.  For further information, refer to the consolidated financial statements and accompanying notes for the year ended December 31, 2018 included in our Annual Report on Form 10-K/A filed with the SEC.

Effective January 1, 2019, we adopted the requirements of Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), and used the effective date as our date of initial application. Consequently, financial information was not updated and the disclosures required under the new standard were not provided for dates and periods before January 1, 2019.  The new standard provides several optional practical expedients in transition. We elected the “package of practical expedients,” which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We did not elect the use-of hindsight or the practical expedient pertaining to land easements, the latter not being applicable to us.  The new standard also provides practical expedients for an entity’s ongoing accounting. We elected the short-term lease recognition exemption for all leases that qualify which means we will not recognize right-of-use (“ROU”) assets or lease liabilities for these leases. This includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also elected the practical expedient to not separate lease and non-lease components for all leases.

Use of Estimates

Preparing financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

Lease Policy

We determine if an arrangement is a lease at inception.  Operating leases are included in operating lease ROU assets, current lease liabilities, and long-term lease liabilities in our consolidated balance sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.  Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term.  We estimate the discount rate for a similar collateralized asset by reviewing quoted costs of borrowing.  We use the implicit interest rate when readily determinable.  The operating lease ROU asset also includes any lease payments made and lease incentives that have been incurred.  The options to extend our leases are not recognized as part of our right-of-use assets and lease liabilities unless it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. For all leases we combine non-lease components with the related lease components and account for it as a single lease component.  The ROU assets are subject to the same impairment process as our long-lived assets.  Additionally, we review our lease liabilities for remeasurement whenever there is a triggering event or when relevant facts and circumstances change.

Recently Adopted Accounting Pronouncements

Standard	Date of Issuance	Description	Date Adopted	Effect on the Financial Statements
ASU 2016-02, Leases and all related amendments	February 2016

Requires all leases with a term greater than 12 months to be recognized in the statements of financial position and eliminates current real estate-specific lease guidance, while maintaining substantially similar classification criteria for distinguishing between finance leases and operating leases.

January 2019

The adoption of this standard and related amendments resulted in the recognition of approximately $15.7 million in right-of-use assets and lease liabilities on our balance sheet as of January 1, 2019. Comparative periods will continue to be measured and presented under historical guidance, and only the period of adoption and future periods will be subject to this ASU. There was no cumulative effect on retained earnings or other components of equity at the adoption date.  For more information see Note H.

ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220)	February 2018

Allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act and requires certain disclosures regarding stranded tax effects in accumulated other comprehensive income.

			January 2019	The adoption of this standard did not have a material impact on our consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

Standard	Date of Issuance	Description	Date of Required Adoption	Effect on the Financial Statements
ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Statements	June 2016

The amendment in this update replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses on instruments within its scope, including trade receivables. This update is intended to provide financial statement users with more decision-useful information about the expected credit losses.

			January 2020	We are currently evaluating the impact of the adoption on our consolidated financial statements.

Significant Accounting Policies

Except for the accounting policy for leases that was updated as a result of adopting ASU 2016-02, there were no material changes in our significant accounting policies during the three months ended March 31, 2019. See Note A to the consolidated financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2018, as filed with the SEC, for additional information regarding our significant accounting policies.

NOTE B – Business Acquisitions

EDIAdmin

On October 3, 2018, we completed our asset acquisition of EDIAdmin, a privately held company providing end-to-end integration solutions, featuring a dedicated Integration Platform as a Service (“iPaaS”) called Cloud Hybrid Integration Platform (“CHIP”) and collaborative managed services for leading systems and applications, both cloud and on-premise. Pursuant to the asset purchase agreement, we paid $7.5 million in cash to the owner of EDIAdmin.  The purchase agreement also allowed the seller to receive up to $1.7 million in cash, which becomes payable in first quarter 2020 and 2021 contingent upon the completion of certain revenue milestones at December 31, 2019 and December 31, 2020.  The fair value of this contingent consideration was $1.3 million at the date of acquisition and $1.4 million at March 31, 2019.  During the quarter ended March 31, 2019, we recognized expense of $0.1 million in our consolidated statements of comprehensive income due to the remeasurement of the contingent liability.  See Note E for further disclosures on the remeasurement of the contingent liability.

We allocated the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date.  The excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill.  Goodwill is attributed to a trained workforce and other buyer-specific value resulting from expected synergies, including long-term cost savings, which are not included in the fair values of identifiable assets.  The purchase accounting for the EDIAdmin acquisition was complete as of December 31, 2018. The consolidated balance sheet as of December 31, 2018 reflects the final allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition.

CovalentWorks

On December 18, 2018, we completed our asset acquisition of CovalentWorks, a privately held company providing cloud-based EDI solutions to small- and medium-sized businesses. Pursuant to the asset purchase agreement, we paid $19.4 million in cash and issued $3.4 million in common stock, or 40,478 shares, to the owners of CovalentWorks.

We allocated the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date.  The excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill.  Goodwill is attributed to a trained workforce and other buyer-specific value resulting from expected synergies, including long-term cost savings, which are not included in the fair values of identifiable assets.  The purchase accounting for the CovalentWorks acquisition was finalized during the first quarter of 2019.  The purchase price allocation and net working capital adjustment were finalized during the first quarter of 2019. During the quarter ended March 31, 2019, there were no adjustments to the purchase price allocation.

NOTE C – Revenue

We derive our revenues primarily from the following revenue streams (in thousands):

	Three Months Ended March 31,
	2019	2018
Recurring revenues:
Fulfillment	$52,445	$45,364
Analytics	8,873	8,259
Other	1,428	1,237
Recurring Revenues	62,746	54,860
One-time revenues	4,188	4,232
	$66,934	$59,092

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

The table below presents the activity of the portion of the deferred revenue liability relating to set-up fees (in thousands):

	Three Months Ended March 31,
	2019	2018
Balances, at beginning of period	$9,857	$10,031
Invoiced set-up fees	2,537	2,581
Amortized set-up fees	(2,581)	(2,660)
Balances, at end of period	$9,813	$9,952

The entire balance of set-up fees will be recognized within two years and, as such, current amounts will be recognized in the next 1-12 months and long-term amounts will be recognized in the next 13-24 months.

Miscellaneous one-time fees consist of professional services and testing and certification. The deferred revenue liability for these one-time fees are for one year or less and recognized at the time service is provided. We have applied the optional exemption under Accounting Standards Codification (“ASC”) 606-10-50-14(a) and will not disclose information about the remaining performance obligations for contracts which have original durations of one year or less.

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

The table below presents the activity of deferred costs and amortization of deferred costs (in thousands):

	Three Months Ended March 31,
	2019	2018
Balances, at beginning of period	$45,475	$39,933
Incurred deferred costs	12,332	12,506
Amortized deferred costs	(11,916)	(10,882)
Balances, at end of period	$45,891	$41,557

NOTE E – Financial Instruments

We invest primarily in money market funds, certificates of deposit, highly liquid debt instruments of the U.S. government and U.S. corporate debt securities.  All investments with remaining maturities less than one year from the balance sheet date are classified as short-term investments.  Investments with remaining maturities of more than one year from the balance sheet date are classified as long-term investments. As of March 31, 2019 and December 31, 2018, all of our investments held were classified as short-term.

Our short-term marketable securities are classified as available-for-sale.  We intend to hold marketable securities until maturity; however, we may sell these securities at any time for use in current operations or for other purposes.

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

Cash equivalents and short-term investments consisted of the following (in thousands):

	March 31, 2019
	Amortized	Unrealized	Fair
	Cost	Gains (Losses)	Value
Cash equivalents:
Money market funds	$113,516	$—	$113,516
Certificate of deposit	6,804	—	6,804
Marketable securities:
Corporate bonds	12,502	7	12,509
Commercial paper	7,440	41	7,481
U.S. treasury securities	14,787	102	14,889
Total	$155,049	$150	$155,199

	December 31, 2018
	Amortized	Unrealized	Fair
	Cost	Gains (Losses)	Value
Cash equivalents:
Money market funds	$109,265	$—	$109,265
Certificate of deposit	7,000	—	7,000
Marketable securities:
Corporate bonds	15,194	40	15,234
Commercial paper	9,889	76	9,965
U.S. treasury securities	12,300	38	12,338
Total	$153,648	$154	$153,802

We do not believe any of the unrealized losses represent an other-than-temporary impairment based on our valuation of available evidence as of March 31, 2019.  We expect to receive the full principal and interest on all of these cash equivalents, certificate of deposit, and marketable securities.

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

The following table presents information about our financial assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

	March 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$113,516	$—	$—	$113,516
Certificate of deposit	6,804	—	—	6,804
Marketable securities:
Corporate bonds	—	12,509	—	12,509
Commercial paper	—	7,481	—	7,481
U.S. treasury securities	—	14,889	—	14,889
Total	$120,320	$34,879	$—	$155,199

Liabilities:
Earn-out liability	$—	$—	$1,424	$1,424
Total	$—	$—	$1,424	$1,424

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$109,265	$—	$—	$109,265
Certificate of deposit	7,000	—	—	7,000
Marketable securities:
Corporate bonds	—	15,234	—	15,234
Commercial paper	—	9,965	—	9,965
U.S. treasury securities	—	12,338	—	12,338
Total	$116,265	$37,537	$—	$153,802

Liabilities:
Earn-out liability	$—	$—	$1,368	$1,368
Total	$—	$—	$1,368	$1,368

NOTE F – Goodwill and Intangible Assets, net

The changes in the net carrying amount of goodwill for the three months ended March 31, 2019 are as follows (in thousands):

2019
Balances, January 1	$69,658
Goodwill acquired during the period	—
Foreign currency translation adjustments	417
Balances, March 31	$70,075

Intangible assets subject to amortization primarily include subscriber relationships, non-competition agreements and acquired technology and are amortized over their respective useful lives (ranging from 1 to 10 years). Intangible assets, net included the following (in thousands):

	March 31, 2019
			Foreign
	Carrying	Accumulated	Currency
	Amount	Amortization	Translation	Net
Subscriber relationships	$42,240	$(24,034)	$117	$18,323
Non-competition agreements	2,495	(2,251)	6	250
Technology and other	5,002	(2,010)	7	2,999
	$49,737	$(28,295)	$130	$21,572

	December 31, 2018
			Foreign
	Carrying	Accumulated	Currency
	Amount	Amortization	Translation	Net
Subscriber relationships	$43,212	$(23,284)	$(623)	$19,305
Non-competition agreements	2,560	(2,247)	(28)	285
Technology and other	5,199	(2,012)	(36)	3,151
	$50,971	$(27,543)	$(687)	$22,741

Total amortization expense for intangible assets during the three months ended March 31, 2019 and 2018 was $1.3 million and $1.1 million, respectively.  The estimated annual amortization expense related to intangible assets subject to amortization for the next five years is as follows (in thousands):

Remainder of 2019	$3,793
2020	4,706
2021	3,869
2022	2,766
2023	2,691
Thereafter	3,747
$21,572

NOTE G – Other Assets

The changes in the net amount of capitalized implementation costs for internal-use software from hosting arrangements for the period ended March 31, 2019 is as follows (in thousands):

2019
Balances, at beginning of period	$455
Capitalized implementation fees	255
Amortization of implementation fees	(10)
Balances, at end of period	$700

There were no impairment losses in relation to the capitalized implementation costs for the period presented.

NOTE H – Leases

We are obligated under non-cancellable operating leases, primarily for office space and certain equipment as follows (in thousands):

	March 31, 2019
	Remaining	Right-of-Use
	Term (years)	Asset
Minneapolis, MN lease	6	11,817
Little Falls, NJ lease	4	1,869
Other leases	1-3	1,548
		$15,234

Some of our leases may include options to extend the leases for up to 5 years.  The options to extend our leases are not recognized as part of our right-of-use assets and lease liabilities as it is not reasonably certain that we will exercise those options.  Additionally, our agreements do not include options to terminate the leases.

On December 20, 2017, we executed the fourth amendment to our lease agreement for our current headquarters located in Minneapolis, Minnesota where we lease approximately 189,000 square feet under an agreement that expires on April 30, 2025.  We have agreed to expand our headquarters premises by approximately 25,000 square feet during 2020. Our lease agreement also includes a further expansion right and a right of first offer to lease certain additional space and two options to extend the term of the lease for five years at a market rate determined in accordance with the lease.  Incentives of $6.4 million are included as a lease component.

On February 25, 2016, we executed the first amendment to our lease agreement for our Little Falls, New Jersey location where we lease approximately 26,000 square feet under an agreement that expires on June 30, 2023. The agreement includes an option to extend the term of the lease for five years at a market rate determined in accordance with the lease.  Incentives of $0.9 million are included as a lease component.

The components of lease expense were as follows (in thousands):

Three Months Ended
March 31,
2019
Operating lease cost	$686
Variable lease cost	804
$1,490

Operating lease cost for short-term leases was not material for the three months ended March 31, 2019.

Other information related to leases was as follows (in thousands, except lease term and discount rate):

Three Months Ended
March 31,
2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	1,033
Right-of-use assets obtained in exchange for operating lease liabilities	—
Weighted-average remaining lease term - operating leases	5.5 years
Weighted-average discount rate - operating leases	4.5%

The right-of-use assets obtained in exchange for operating lease liabilities excludes the transition amount of $15.7 million.

At March 31, 2019, our future minimum payments under operating leases were as follows (in thousands):

Remainder of 2019	$3,289
2020	3,647
2021	4,491
2022	4,042
2023	3,855
Thereafter	4,817
24,141
Less: imputed interest	(2,909)
$21,232

NOTE I – Stock-Based Compensation

Our equity compensation plans provide for the grant of incentive and nonqualified stock options, as well as other stock-based awards including restricted stock and restricted stock units (“RSU”), to employees, non-employee directors and other consultants who provide services to us.  For other stock-based awards, new shares are issued when the award is exercised, vested or released according to the terms of the agreement.

Restricted stock awards result in the issuance of new shares when granted.  For other stock-based awards, new shares are issued when the award is exercised, vested or released according to the terms of the agreement.  In February 2019, 1,040,744 additional shares were reserved for future issuance under our 2010 Equity Incentive Plan.  At March 31, 2019, there were approximately 6,195,941 million shares available for grant under approved equity compensation plans.

We recognize stock-based compensation expense on a straight-line basis over the vesting period, except for expense relating to retirement-eligible employees which is recognized immediately upon the employee becoming retirement-eligible.

Stock-based compensation expense was allocated in the condensed consolidated statements of comprehensive income as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Cost of revenues	$587	$548
Operating expenses
Sales and marketing	730	653
Research and development	523	329
General and administrative	3,454	2,003
Total stock-based compensation expense	$5,294	$3,533

Stock-based compensation expense by plan type was as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Stock options	$1,274	$1,254
Performance share units	923	812
Restricted stock units	2,443	922
Restricted stock awards	136	80
Employee stock purchase plan	190	113
401(k) stock match	328	352
Total stock-based compensation expense	$5,294	$3,533

As of March 31, 2019, there was approximately $18.8 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a straight-line basis over a weighted average period of 2.9 years.

Stock Options

Stock options generally vest over four years and have a contractual term of seven to ten years from the date of grant.  Our stock option activity was as follows:

		Weighted Average
	Options	Exercise Price
	(#)	($/share)
Outstanding at December 31, 2018	873,234	$51.86
Granted	69,943	109.07
Exercised	(68,339)	44.34
Forfeited	(7,158)	56.00
Outstanding at March 31, 2019	867,680

Of the total outstanding options at March 31, 2019, 579,772 were exercisable with a weighted average exercise price of $51.65 per share. The total outstanding options had a weighted average remaining contractual life of 3.4 years.

The weighted average grant date fair value of options granted during the first three months of 2019 was $34.80. This was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Volatility	33.1%
Dividend yield	0%
Life (in years)	4.6
Risk-free interest rate	2.47%

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

In February 2018 and 2019, our executive officers were granted PSU awards with vesting contingent on the Company’s total shareholder return as compared to indexed total shareholder return over the course of a three-year performance period (fiscal years 2018 – 2020 and fiscal years 2019 – 2021, respectively).  The grant date fair value was estimated using a Monte Carlo simulation that utilizes multiple input variables that determine the probability of satisfying the performance conditions stipulated in the award and calculates the fair market value for the performance stock units granted.  Expense is recognized on a straight-line basis over the vesting period, regardless of whether the market condition is satisfied.

Restricted stock units vest over four years and, upon vesting, the holder is entitled to receive shares of our common stock.  With restricted stock awards, shares of our common stock are issued when the award is granted and the restrictions lapse over one year.

Activity for our performance share units and restricted stock units was as follows:

	Performance Share and	Weighted Average
	Restricted Stock Units	Grant Date Fair Value
	(#)	($/share)
Outstanding at December 31, 2018	377,335	$59.90
Granted	69,581	115.56
Vested and common stock issued	(95,312)	57.53
Forfeited	(5,104)	58.28
Outstanding at March 31, 2019	346,500

The number of restricted stock units outstanding at March 31, 2019 included 6,924 units that have vested, but for which shares of common stock have not yet been issued pursuant to the terms of the agreement.

Our restricted stock awards activity was as follows:

	Restricted Stock	Weighted Average Grant
	Awards (#)	Date Fair Value ($/share)
Outstanding at December 31, 2018	1,832	$74.44
Restricted common stock issued	—	—
Restrictions lapsed	(1,832)	74.43
Forfeited	—	—
Outstanding at March 31, 2019	—

Employee Stock Purchase Plan

We have an employee stock purchase plan allows participating employees to purchase shares of our common stock at a discount through payroll deductions.  The plan is available to all employees subject to certain eligibility requirements.  Participating employees may purchase common stock, on a voluntary after tax basis, at a price that is the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period.  The plan consists of two six-month offering periods, beginning on January 1 and July 1 of each calendar year, respectively.  A total of 1.0 million shares of common stock are reserved for issuance under the plan.

For the offering periods that began on January 1, 2019 and January 1, 2018, we withheld approximately $0.6 million and $0.5 million from employees participating in the plan for the three months ending March 31, 2019 and March 31, 2018, respectively.

The fair value was estimated based on the market price of our common stock at the beginning of the offering period using the Black-Scholes option pricing model with the following assumptions:

Volatility	40%
Dividend yield	0%
Life (in years)	0.5
Risk-free interest rate	2.56%

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

NOTE J – Income Taxes

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

As of March 31, 2019 we do not have any unrecognized tax benefits nor any accrued interest or tax penalties.

NOTE K – Net Income Per Share

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

The following table presents the components of the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2019	2018
Numerator
Net income	$6,813	$3,254
Denominator
Weighted average common shares outstanding, basic	17,471	17,093
Options to purchase common stock	361	152
Restricted stock units	160	62
Weighted average common shares outstanding, diluted	17,992	17,307
Net income per share
Basic	$0.39	$0.19
Diluted	$0.38	$0.19
Antidilutive shares (in thousands)	69	275

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

SPS Commerce is a leading provider of cloud-based solutions that make it easier for retailers, suppliers, grocers, distributors and logistics firms to orchestrate the management of item data, order fulfillment, inventory control and sales analytics across all channels. The solutions offered by SPS Commerce eliminate the need for on-premise software and support staff by taking on that capability on the customer’s behalf.  We derive the majority of our revenues from numerous monthly recurring subscriptions from business that utilize our solutions.

We plan to continue to grow our business by further penetrating the supply chain management market, increasing revenues from our customers as their businesses grow, expanding our distribution channels, expanding our international presence and, from time to time, developing new solutions and applications. We also intend to selectively pursue acquisitions that will add customers, allow us to expand into new regions, or allow us to offer new functionalities.

For the three months ended March 31, 2019, our revenues were $66.9 million, an increase of 13% from the comparable period in 2018, and represented our 73rd consecutive quarter of increased revenues.  Total operating expenses increased 8% for the same period in 2019 from 2018.

Key Financial Terms and Metrics

We have several key financial terms and metrics, including annualized average recurring revenues per recurring revenue customer, which we also refer to as wallet share.  During the three months ended March 31, 2019, there were no changes in the definitions of our key financial terms and metrics, which are discussed in more detail under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K/A for the year ended December 31, 2018 as filed with the SEC.

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

During the three months ended March 31, 2019, there were no changes in our critical accounting policies or estimates, other than the adoption of ASU No. 2016-02.  See Note A to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K/A for the year ended December 31, 2018, as filed with the SEC, for additional information regarding our accounting policies.

Results of Operations

Three months ended March 31, 2019 compared to three months ended March 31, 2018

The following table presents our results of operations for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2019		2018		Change
		% of revenue		% of revenue	$	%
Revenues	$66,934	100.0%	$59,092	100.0%	$7,842	13.3%
Cost of revenues	21,367	31.9	19,758	33.4	1,609	8.1
Gross profit	45,567	68.1	39,334	66.6	6,233	15.8
Operating expenses
Sales and marketing	17,922	26.8	18,647	31.6	(725)	(3.9)
Research and development	6,192	9.3	5,132	8.7	1,060	20.7
General and administrative	12,770	19.1	10,130	17.1	2,640	26.1
Amortization of intangible assets	1,304	1.9	1,125	2.0	179	15.9
Total operating expenses	38,188	57.1	35,034	59.4	3,154	9.0
Income from operations	7,379	11.0	4,300	7.2	3,079	71.6
Other income (expense)
Interest income, net	577	0.9	414	0.7	163	39.4
Other expense, net	(47)	(0.1)	(154)	(0.3)	107	69.5
Change in earn-out liability	(56)	(0.1)	—	0.0	(56)	(100.0)
Total other income, net	474	0.7	260	0.4	214	82.3
Income before income taxes	7,853	11.7	4,560	7.6	3,293	72.2
Income tax expense	1,040	1.6	1,306	2.2	(266)	(20.4)
Net income	$6,813	10.1%	$3,254	5.4%	$3,559	109.4%

Revenues.  The increase in revenues resulted from two primary factors: the increase in recurring revenue customers and the increase in annualized average recurring revenues per recurring revenue customer, which we also refer to as wallet share.

•	The number of recurring revenue customers increased 14% to 29,466 at March 31, 2019 from 25,888 at March 31, 2018.
•

Annualized average recurring revenues per recurring revenue customer, or wallet share, stayed level at $8,541 for the three months ended March 31, 2019 from $8,499 for the same period in 2018. The consistent wallet share is due to the increase in recurring revenue customers.

Recurring revenues from recurring revenue customers accounted for 94% of our total revenues for the three months ended March 31, 2019, increasing from 93% for the same period in 2018. We anticipate that the number of recurring revenue customers and wallet share will continue to increase as we increase the number of solutions we offer and increase the penetration of those solutions across our customer base.

Cost of Revenues.  The increase in cost of revenues for the three months ended March 31, 2019 was primarily due to an increase in personnel-related costs of $1.0 million, driven by increased salaries and benefits due to business growth and by increased contract labor. As we continued to invest in the infrastructure supporting our platform, depreciation expense increased by $0.5 million compared to the same period in 2018.

Sales and Marketing Expenses.  The decrease in sales and marketing expenses for the three months ended March 31, 2019 was due to decreased headcount, which resulted in a decrease of $1.4 million in personnel-related costs, offset by an increase of $0.3 million in variable compensation earned by sales personnel and referral partners due to business growth, and by a $0.3 million increase in promotional expenses, compared to the same period in 2018.

Research and Development Expenses.  The increase in research and development expense for the three months ended March 31, 2019 was primarily due to increased headcount which resulted in an increase in personnel costs of $0.8 million and an increase in stock-based compensation expense of $0.2 million.

General and Administrative Expenses.  The increase in general and administrative expenses for the three months ended March 31, 2019 was primarily due to an increase of $1.5 million in stock-based compensation driven by the timing of the Chief Executive Officer’s 2019 RSU grants compared to his 2018 RSU grants, which resulted in immediate vesting, and expensing, based on retirement eligibility.  As a result of continued business growth, personnel-related costs increased $0.5 million, cloud-based and software subscriptions increased $0.3 million, and bad debt expense increased $0.2 million, compared to the same period in 2018.

Other Income (Expense).  Interest income, net, other expense, net, and change in earn-out liability for the three months ended March 31, 2019 increased over the same period in 2018 primarily due to other income of $0.3 million related to settlement and subsequent return of escrowed shares from the Toolbox acquisition partially offset by decreased interest income from investments and lower realized foreign currency exchange gains. Change in earn-out liability for the three months ended March 31, 2019 included $0.1 million expense driven by an adjustment to the fair value of the EDIAdmin due to estimated revenue at the earn-out measurement dates, December 31, 2019 and December 31, 2020.

Income Tax Expense.  We recorded income tax expense of $1.0 million for the three months ended March 31, 2019 compared to income tax expense of $1.3 million for three months ended March 31, 2018. The decrease in income tax expense for the three months ended March 31, 2019 was primarily due to discrete tax benefits from stock activity increasing $1.0 million for the three months ended March 31, 2019 compared to the same period in 2018, partially offset by an increase in pre-tax income. Under ASU 2016-09, excess tax benefits generated upon the settlement or exercise of stock awards are no longer recognized as additional paid-in capital but are instead recognized as a reduction to income tax expense.  As a result of recording these excess tax benefits in income tax expense, we expect that our annual effective income tax rate will be more volatile than it has been historically.

Adjusted EBITDA.  Adjusted EBITDA, which is a non-GAAP measure of financial performance, consists of net income adjusted for depreciation and amortization, interest expense, interest income, income tax expense, stock-based compensation expense, the discrete impact from tax law change, and other adjustments as necessary for a fair presentation.  Other adjustments included the impact of the fair value adjustment for the EDIAdmin earn-out liability, returned escrow shares related to the Toolbox acquisition, and an impairment of internally developed software.  The following table provides a reconciliation of net income to Adjusted EBITDA (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Net income	$6,813	$3,254
Depreciation and amortization of property and equipment	2,637	2,083
Amortization of intangible assets	1,304	1,125
Interest income, net	(577)	(414)
Income tax expense	1,040	1,306
Stock-based compensation expense	5,294	3,533
Other	(61)	—
Adjusted EBITDA	$16,450	$10,887

Non-GAAP Income per Share.  Non-GAAP income per share, which is also a non-GAAP measure of financial performance, consists of net income plus stock-based compensation expense, amortization expense related to intangible assets, the discrete impact from tax law change and other adjustments as necessary for a fair presentation, divided by the weighted average number of shares of common stock outstanding during each period.  Other adjustments included the impact of the fair value adjustment for the EDIAdmin earn-out liability, returned escrow shares related to the Toolbox acquisition, and an impairment of internally developed software. The following table provides a reconciliation of net income to non-GAAP income per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2019	2018
Net income	$6,813	$3,254
Stock-based compensation expense	5,294	3,533
Amortization of intangible assets	1,304	1,125
Income tax effects of adjustments	(2,643)	(1,153)
Other	(61)	—
Non-GAAP income	$10,707	$6,759
Shares used to compute non-GAAP income per share
Basic	17,471	17,093
Diluted	17,992	17,307
Non-GAAP income per share
Basic	$0.61	$0.40
Diluted	$0.60	$0.39

Liquidity and Capital Resources

At March 31, 2019, our principal sources of liquidity were cash, cash equivalents, certificates of deposit and marketable securities of $185 million and accounts receivable, net of allowance for doubtful accounts, of $28 million.  Certificates of deposit and marketable securities are invested in accordance with our investment policy, with a goal of maintaining liquidity and capital preservation.  Our cash equivalents and marketable securities are held in highly liquid money market funds, commercial paper, federal agency securities and corporate debt securities.

The below table summarizes the activity within the statement of cash flows:

	Three Months Ended
	March 31,
	2019	2018
Net cash provided by operating activities	10,201	9,349
Net cash used in investing activities	(121)	(6,692)
Net cash used in financing activities	(494)	(5,156)

Net Cash Flows from Operating Activities

The increase in operating cash flows as compared to the same period in 2018 was primarily due to increased net income, stock-based compensation, and deferred costs, offset by decreases in accrued compensation related to timing of payroll and deferred rent due to the adoption of ASC 842, Leases.

Net Cash Flows from Investing Activities

The change in net cash used in investing activities compared to the same period in 2018 was primarily due to capital expenditures and maturities of investments in excess of purchases in investments.  For the three months ended March 31, 2019, investments matured, net of purchases, of $2.8 million and capital expenditures of $2.9 million compared to net purchases of $2.4 million and capital expenditures of $3.9 million in the three months ended March 31, 2018.  Our capital expenditures are for supporting our business growth and existing customer base, as well as for our internal use such as equipment for our employees.

Net Cash Flows from Financing Activities

The change in net cash used in financing activities as compared to the same period in 2018 was primarily due to the increase in net proceeds from stock option exercises and decrease in cash used for share repurchases.

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

Historically, we have experienced increases in our expenditures consistent with the growth in our operations, and we anticipate that our expenditures will continue to increase as we expand our business.

We believe our cash, cash equivalents, certificates of deposit, marketable securities and our cash flows from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

Inflation and changing prices did not have a material effect on our business during the three months ended March 31, 2019 and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt.  Additionally, we are not a party to any derivative contracts or synthetic leases.

Contractual and Commercial Commitment Summary

Our contractual obligations and commercial commitments as of March 31, 2019 are summarized below:

	Payments Due By Period (in thousands)
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations, including imputed interest	$24,141	$3,289	$8,138	$7,897	$4,817

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

We did not have any outstanding debt as of March 31, 2019. Therefore, we do not have any material risk to interest rate fluctuations.

Foreign Currency Exchange Risk

We have revenue, expenses, assets and liabilities that are denominated in currencies other than the U.S. dollar, primarily the Australian dollar and Canadian dollar.  As of March 31, 2019, we maintained approximately 6% of our total cash and cash equivalents outside of the U.S. in foreign currencies.  We believe that a significant change in foreign currency exchange rates or an inability to access these funds would not affect our ability to meet our operational needs.  As we expand internationally, our results of operations and cash flows may be impacted by changes in foreign currency exchange rates, and would be adversely impacted when the U.S. dollar appreciates relative to other foreign currencies.  We have not used any forward contracts or currency borrowings to hedge our exposure to foreign currency exchange risk, although we may do so in the future.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes in our risk factors from those disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2018 as filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Share Repurchases

The following table presents the total number of shares of our common stock that we purchased during the first quarter of 2019, the average price paid per share, the number of shares that we purchased as part of our publicly announced repurchase program and the approximate dollar value of shares that still could be repurchased at the end of the applicable period.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (1)
January 1 - 31, 2019	29,257	$85.35	29,257	$21,824,000
February 1 - 28, 2019	-	-	-	21,824,000
March 1 - 31, 2019	4,475	104.80	4,475	21,355,000
Total first quarter 2019	33,732	$87.93	33,732	$21,355,000

(1)

Pursuant to a $50.0 million share repurchase program that was announced by our board of directors on November 2, 2017. Under the program, purchases may be made from time to time in the open market over two years.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

Number	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-3 (File No. 333-182097) filed with the Commission on September 13, 2012).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 001-34702) filed with the Commission on October 12, 2017).

10.1	Non-Employee Director Compensation Summary as of May 14, 2019 (filed herewith).**

10.2	Form of Deferred Stock Unit Agreement under 2010 Equity Incentive Plan (filed herewith).**

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T (filed herewith).

**	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 26, 2019	SPS COMMERCE, INC.

/s/ KIMBERLY K. NELSON
Kimberly K. Nelson
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)