Form 10-Q
period 2019-06-30
SPS COMMERCE INC
filed 2019-07-26
CIK 1092699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2019

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

(612) 435-9400

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, par value $0.001 per share	SPSC	The Nasdaq Stock Market LLC (Nasdaq Global Market)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding at July 19, 2019 was 17,441,603 shares.

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

PART I. – FINANCIAL INFORMATION

Item 1.Financial Statements

SPS COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except per share amounts)

	June 30,	December 31,
	2019	2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$147,023	$133,859
Short-term investments	51,651	44,537
Accounts receivable, less allowance for doubtful accounts of $1,435 and $1,392, respectively	30,747	27,488
Deferred costs	35,087	34,502
Other current assets	8,265	9,229
Total current assets	272,773	249,615
PROPERTY AND EQUIPMENT, less accumulated depreciation of $46,412 and $41,175, respectively	20,597	20,957
OPERATING LEASE RIGHT-OF-USE ASSETS	14,038	—
GOODWILL	70,300	69,658
INTANGIBLE ASSETS, net	20,379	22,741
OTHER ASSETS
Deferred costs	10,441	10,973
Deferred income tax asset	7,627	10,456
Other assets	2,452	1,723
Total assets	$418,607	$386,123
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,708	$4,440
Accrued compensation	15,883	20,415
Accrued expenses	4,964	4,558
Deferred revenue	30,376	25,328
Deferred rent	—	1,781
Operating lease liabilities	3,469	—
Total current liabilities	58,400	56,522
OTHER LIABILITIES
Deferred revenue	2,714	2,512
Deferred rent	—	5,371
Operating lease liabilities	16,890	—
Deferred income tax liability	1,246	1,376
Other non-current liabilities	1,024	1,368
Total liabilities	80,274	67,149
COMMITMENTS and CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 55,000,000 shares authorized; 17,971,845 and 17,757,628 shares issued; and 17,468,106 and 17,345,736 outstanding, respectively	18	18
Treasury stock, at cost; 503,739 and 411,892 shares, respectively	(34,645)	(25,679)
Additional paid-in capital	344,250	332,592
Retained earnings	30,870	15,261
Accumulated other comprehensive loss	(2,160)	(3,218)
Total stockholders’ equity	338,333	318,974
Total liabilities and stockholders’ equity	$418,607	$386,123

See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues	$68,529	$61,091	$135,463	$120,183
Cost of revenues	23,700	20,402	45,067	40,160
Gross profit	44,829	40,689	90,396	80,023
Operating expenses
Sales and marketing	17,545	18,424	35,467	37,071
Research and development	6,509	5,293	12,701	10,425
General and administrative	10,179	9,974	22,949	20,104
Amortization of intangible assets	1,266	1,033	2,570	2,158
Total operating expenses	35,499	34,724	73,687	69,758
Income from operations	9,330	5,965	16,709	10,265
Other income (expense)
Interest income, net	813	547	1,390	961
Other income (expense), net	240	(168)	193	(322)
Change in earn-out liability	400	—	344	—
Total other income, net	1,453	379	1,927	639
Income before income taxes	10,783	6,344	18,636	10,904
Income tax expense	1,987	928	3,027	2,234
Net income	$8,796	$5,416	$15,609	$8,670
Other comprehensive income (expense)
Foreign currency translation adjustments	291	(1,176)	$1,030	$(2,231)
Unrealized gain on investments, net of tax of $37, $34, $67, and $47, respectively	110	102	$200	$141
Reclassification of gain on investments into earnings, net of tax of ($29), ($45), ($60) and ($53), respectively	(88)	(134)	$(180)	$(158)
Total other comprehensive income (expense)	313	(1,208)	1,050	(2,248)
Comprehensive income	$9,109	$4,208	$16,659	$6,422

Net income per share
Basic	$0.50	$0.32	$0.89	$0.51
Diluted	$0.49	$0.31	$0.87	$0.50

Weighted average common shares used to compute net income per share
Basic	17,505	17,163	17,488	17,140
Diluted	18,010	17,549	18,003	17,446

See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited; in thousands, except share amounts)

						Retained	Accumulated
					Additional	Earnings	Other	Total
	Common Stock		Treasury Stock		Paid-in	(Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	Equity
Balances, March 31, 2018	17,109,949	$17	236,131	$(11,686)	$305,759	$(5,357)	$(383)	$288,350
Stock-based compensation	—	—	—	—	2,887	—	—	2,887
Exercise of stock options and issuance of restricted stock	109,037	—	—	—	4,405	—	—	4,405
Employee stock purchase plan	20,243	—	—	—	836	—	—	836
Repurchases of common stock	(79,410)	—	79,410	(5,998)	—	—	—	(5,998)
Net income	—	—	—	—	—	5,416	—	5,416
Foreign currency translation adjustments	—	—	—	—	—	—	(1,176)	(1,176)
Reclassification of gain on investments into earnings, net of tax	—	—	—	—	—	—	(134)	(134)
Unrealized gain on investments, net of tax	—	—	—	—	—	—	102	102
Balances, June 30, 2018	17,159,819	$17	315,541	(17,684)	313,887	59	(1,591)	294,688

Balances, March 31, 2019	17,467,682	$18	445,624	$(28,645)	$339,730	$22,074	$(2,473)	$330,704
Stock-based compensation	—	—	—	—	2,542	—	—	2,542
Exercise of stock options and issuance of restricted stock	43,132	—	—	—	899	—	—	899
Employee stock purchase plan	15,407	—	—	—	1,079	—	—	1,079
Repurchases of common stock	(58,115)	—	58,115	(6,000)	—	—	—	(6,000)
Net income	—	—	—	—	—	8,796	—	8,796
Foreign currency translation adjustments	—	—	—	—	—	—	291	291
Reclassification of gain on investments into earnings, net of tax	—	—	—	—	—	—	(88)	(88)
Unrealized gain on investments, net of tax	—	—	—	—	—	—	110	110
Balances, June 30, 2019	17,468,106	$18	503,739	$(34,645)	$344,250	$30,870	$(2,160)	$338,333

						Retained	Accumulated
					Additional	Earnings	Other	Total
	Common Stock		Treasury Stock		Paid-in	(Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	Equity
Balances, December 31, 2017	17,127,006	$17	122,147	$(5,815)	$301,863	$(8,611)	$657	$288,111
Stock-based compensation	—	—	—	—	6,068	—	—	6,068
Exercise of stock options and issuance of restricted stock	205,964	—	—	—	5,120	—	—	5,120
Employee stock purchase plan	20,243	—	—	—	836	—	—	836
Repurchases of common stock	(193,394)	—	193,394	(11,869)	—	—	—	(11,869)
Net income	—	—	—	—	—	8,670	—	8,670
Foreign currency translation adjustments	—	—	—	—	—	—	(2,231)	(2,231)
Reclassification of gain on investments into earnings, net of tax	—	—	—	—	—	—	(158)	(158)
Unrealized gain on investments, net of tax	—	—	—	—	—	—	141	141
Balances, June 30, 2018	17,159,819	$17	315,541	$(17,684)	$313,887	$59	$(1,591)	$294,688

Balances, December 31, 2018	17,345,736	$18	411,892	$(25,679)	$332,592	$15,261	$(3,218)	$318,974
Stock-based compensation	—	—	—	—	7,508	—	—	7,508
Exercise of stock options and issuance of restricted stock	201,571	—	—	—	3,371	—	—	3,371
Employee stock purchase plan	15,407	—	—	—	1,079	—	—	1,079
Repurchases of common stock	(91,847)	—	91,847	(8,966)	—	—	—	(8,966)
Settlement and subsequent return of shares	(2,761)	—	—	—	(300)	—	—	(300)
Net income	—	—	—	—	—	15,609	—	15,609
Foreign currency translation adjustments	—	—	—	—	—	—	1,030	1,030
Reclassification of gain on investments into earnings, net of tax	—	—	—	—	—	—	(180)	(180)
Unrealized gain on investments, net of tax	—	—	—	—	—	—	200	200
Adoption of ASU 2018-02	—	—	—	—	—	—	8	8
Balances, June 30, 2019	17,468,106	$18	503,739	$(34,645)	$344,250	$30,870	$(2,160)	$338,333

See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities
Net income	$15,609	$8,670
Reconciliation of net income to net cash provided by operating activities
Deferred income taxes	2,634	1,498
Change in earn-out liability	(344)	—
Depreciation and amortization of property and equipment	5,324	4,176
Amortization of intangible assets	2,570	2,158
Provision for doubtful accounts	1,504	985
Stock-based compensation	8,169	6,712
Other, net	(357)	(211)
Changes in assets and liabilities
Accounts receivable	(4,769)	(4,373)
Deferred costs	(56)	(2,621)
Other current and non-current assets	(549)	(710)
Accounts payable	(490)	189
Accrued compensation	(5,210)	(1,464)
Accrued expenses	404	62
Deferred revenue	5,250	6,237
Deferred rent	—	939
Operating leases	(27)	—
Net cash provided by operating activities	29,662	22,247
Cash flows from investing activities
Purchases of property and equipment	(5,351)	(6,481)
Purchases of investments	(44,548)	(52,116)
Maturities of investments	37,725	45,000
Acquisitions of businesses and intangible assets, net of cash acquired	—	(381)
Net cash used in investing activities	(12,174)	(13,978)
Cash flows from financing activities
Repurchases of common stock	(8,966)	(11,869)
Net proceeds from exercise of options to purchase common stock	3,371	5,120
Net proceeds from employee stock purchase plan	1,079	836
Net cash used in financing activities	(4,516)	(5,913)
Effect of foreign currency exchange rate changes	192	(98)
Net increase in cash and cash equivalents	13,164	2,258
Cash and cash equivalents at beginning of period	133,859	123,127
Cash and cash equivalents at end of period	$147,023	$125,385

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of SPS Commerce, Inc. and its subsidiaries.  All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, these condensed consolidated financial statements do not include all of the information and notes required by GAAP.  We have included all normal recurring adjustments considered necessary to provide a fair presentation of our financial position, results of operations, stockholders’ equity, and cash flows for the interim periods shown.  Operating results for these interim periods are not necessarily indicative of the results to be expected for the full year.  For further information, refer to the consolidated financial statements and accompanying notes for the year ended December 31, 2018 included in our Annual Report on Form 10-K/A filed with the SEC.

Effective January 1, 2019, we adopted the requirements of Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), and used the effective date as our date of initial application. Consequently, financial information was not updated and the disclosures required under the new standard were not provided for dates and periods before January 1, 2019.  The new standard provides several optional practical expedients in transition. We elected the “package of practical expedients,” which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We did not elect the use-of hindsight or the practical expedient pertaining to land easements, the latter not being applicable to us.  The new standard also provides practical expedients for an entity’s ongoing accounting. We elected the short-term lease recognition exemption for all leases that qualify, which means we will not recognize right-of-use (“ROU”) assets or lease liabilities for these leases. This includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also elected the practical expedient to not separate lease and non-lease components for all leases.

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

Allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 and requires certain disclosures regarding stranded tax effects in accumulated other comprehensive income.

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

Significant Accounting Policies

Except for the accounting policy for leases that was updated as a result of adopting ASU 2016-02, there were no material changes in our significant accounting policies during the six months ended June 30, 2019. See Note A to the consolidated financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2018, as filed with the SEC, for additional information regarding our significant accounting policies.

NOTE B – Business Acquisitions

EDIAdmin

On October 3, 2018, we completed our asset acquisition of EDIAdmin, a privately held company providing end-to-end integration solutions, featuring a dedicated Integration Platform as a Service (“iPaaS”) called Cloud Hybrid Integration Platform (“CHIP”) and collaborative managed services for leading systems and applications, both cloud-based and on-premise. Pursuant to the asset purchase agreement, we paid $7.5 million in cash to the owner of EDIAdmin.  The purchase agreement also allowed the seller to receive up to $1.7 million in cash, which becomes payable in first quarter 2020 and 2021 contingent upon the completion of certain revenue milestones at December 31, 2019 and December 31, 2020.  The fair value of this contingent consideration was $1.3 million at the date of acquisition and $1.0 million at June 30, 2019.  During the three and six months ended June 30, 2019, we recognized income of $0.4 million and $0.3 million, respectively, in our consolidated statements of comprehensive income due to the remeasurement of the contingent liability.  See Note E for further disclosures on the remeasurement of the contingent liability.

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

We allocated the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date.  The excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill.  Goodwill is attributed to a trained workforce and other buyer-specific value resulting from expected synergies, including long-term cost savings, which are not included in the fair values of identifiable assets.  The purchase accounting, purchase price allocation and net working capital adjustment for the CovalentWorks acquisition were finalized during the first quarter of 2019 and there have been no subsequent adjustments.

NOTE C – Revenue

We derive our revenues primarily from the following revenue streams (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Recurring revenues:
Fulfillment	$53,694	$46,480	$106,139	$91,844
Analytics	9,245	8,630	18,118	16,889
Other	1,417	1,320	2,845	2,557
Recurring Revenues	64,356	56,430	127,102	111,290
One-time revenues	4,173	4,661	8,361	8,893
	$68,529	$61,091	$135,463	$120,183

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

The table below presents the activity of the portion of the deferred revenue liability relating to set-up fees (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Balances, at beginning of period	$9,813	$9,952	$9,857	$10,031
Invoiced set-up fees	2,829	2,530	5,366	5,111
Amortized set-up fees	(2,579)	(2,596)	(5,160)	(5,256)
Balances, at end of period	$10,063	$9,886	$10,063	$9,886

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

Customer implementation costs are considered incremental and recoverable costs of obtaining a contract with our customer.  These costs are deferred and amortized over the expected period of benefit which we have determined to be two years.  Amortization expense is included in cost of revenues in the accompanying condensed consolidated statements of operations.

The table below presents the activity of deferred costs and amortization of deferred costs (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Balances, at beginning of period	$45,891	$41,557	$45,475	$39,933
Incurred deferred costs	11,880	11,910	24,212	24,416
Amortized deferred costs	(12,243)	(10,923)	(24,159)	(21,805)
Balances, at end of period	$45,528	$42,544	$45,528	$42,544

NOTE E – Financial Instruments

We invest primarily in money market funds, certificates of deposit, highly liquid debt instruments of the U.S. government and U.S. corporate debt securities.  All investments with remaining maturities less than one year from the balance sheet date are classified as short-term investments.  Investments with remaining maturities of more than one year from the balance sheet date are classified as long-term investments. As of June 30, 2019 and December 31, 2018, all of our investments held were classified as short-term.

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

Cash equivalents and short-term investments consisted of the following (in thousands):

	June 30, 2019
	Amortized	Unrealized	Fair
	Cost	Gains (Losses)	Value
Cash equivalents:
Money market funds	$119,686	$—	$119,686
Certificate of deposit	7,023	—	7,023
Marketable securities:
Corporate bonds	14,816	(8)	14,808
Commercial paper	14,905	25	14,930
U.S. treasury securities	14,727	163	14,890
Total	$171,157	$180	$171,337

	December 31, 2018
	Amortized	Unrealized	Fair
	Cost	Gains	Value
Cash equivalents:
Money market funds	$109,265	$—	$109,265
Certificate of deposit	7,000	—	7,000
Marketable securities:
Corporate bonds	15,194	40	15,234
Commercial paper	9,889	76	9,965
U.S. treasury securities	12,300	38	12,338
Total	$153,648	$154	$153,802

We do not believe any of the unrealized losses represent an other-than-temporary impairment based on our valuation of available evidence as of June 30, 2019.  We expect to receive the full principal and interest on all of these cash equivalents, certificate of deposit, and marketable securities.

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

The following table presents information about our financial assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

	June 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$119,686	$—	$—	$119,686
Certificate of deposit	7,023	—	—	7,023
Marketable securities:
Corporate bonds	—	14,808	—	14,808
Commercial paper	—	14,930	—	14,930
U.S. treasury securities	—	14,890	—	14,890
Total	$126,709	$44,628	$—	$171,337

Liabilities:
Earn-out liability	$—	$—	$1,024	$1,024
Total	$—	$—	$1,024	$1,024

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$109,265	$—	$—	$109,265
Certificate of deposit	7,000	—	—	7,000
Marketable securities:
Corporate bonds	—	15,234	—	15,234
Commercial paper	—	9,965	—	9,965
U.S. treasury securities	—	12,338	—	12,338
Total	$116,265	$37,537	$—	$153,802

Liabilities:
Earn-out liability	$—	$—	$1,368	$1,368
Total	$—	$—	$1,368	$1,368

NOTE F – Goodwill and Intangible Assets, net

The changes in the net carrying amount of goodwill for the six months ended June 30, 2019 are as follows (in thousands):

2019
Balances, January 1	$69,658
Goodwill acquired during the period	—
Foreign currency translation adjustments	642
Balances, June 30	$70,300

Intangible assets subject to amortization primarily include subscriber relationships, non-competition agreements and acquired technology and are amortized over their respective useful lives (ranging from 1 to 10 years). Intangible assets, net included the following (in thousands):

	June 30, 2019
			Foreign
	Carrying	Accumulated	Currency
	Amount	Amortization	Translation	Net
Subscriber relationships	$42,240	$(25,097)	$182	$17,325
Non-competition agreements	2,495	(2,292)	9	212
Technology and other	5,002	(2,169)	9	2,842
	$49,737	$(29,558)	$200	$20,379

	December 31, 2018
			Foreign
	Carrying	Accumulated	Currency
	Amount	Amortization	Translation	Net
Subscriber relationships	$43,212	$(23,284)	$(623)	$19,305
Non-competition agreements	2,560	(2,247)	(28)	285
Technology and other	5,199	(2,012)	(36)	3,151
	$50,971	$(27,543)	$(687)	$22,741

Total amortization expense for intangible assets was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Amortization expense	$1,266	$1,033	$2,570	$2,158
	$1,266	$1,033	$2,570	$2,158

The estimated annual amortization expense related to intangible assets subject to amortization for the next five years is as follows (in thousands):

Remainder of 2019	$2,540
2020	4,723
2021	3,883
2022	2,779
2023	2,706
Thereafter	3,748
$20,379

NOTE G – Other Assets

The changes in the net amount of capitalized implementation costs for internal-use software from hosting arrangements for the six months ended June 30, 2019 is as follows (in thousands):

2019
Balances, January 1	$455
Capitalized implementation fees	517
Amortization of implementation fees	(26)
Balances, June 30	$946

There were no impairment losses in relation to the capitalized implementation costs for the period presented.

NOTE H – Leases

We are obligated under non-cancellable operating leases, primarily for office space and certain equipment as follows (in thousands):

	June 30, 2019
	Remaining	Right-of-Use
	Term (years)	Asset
Minneapolis, MN lease	6	$10,936
Little Falls, NJ lease	4	1,772
Other leases	1-3	1,330
		$14,038

Some of our leases may include options to extend the leases for up to 5 years.  The options to extend our leases are not recognized as part of our ROU assets and lease liabilities as it is not reasonably certain that we will exercise those options.  Additionally, our agreements do not include options to terminate the leases.

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

The components of lease expense were as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2019	2019
Operating lease cost	$620	$1,306
Variable lease cost	835	1,639
	$1,455	$2,945

Operating lease cost for short-term leases was not material for the three and six months ended June 30, 2019.

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2019	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	1,104	2,137
ROU obtained in exchange for operating lease liabilities	—	—

The ROU assets obtained in exchange for operating lease liabilities excludes the transition amount of $15.7 million.

Supplemental balance sheet information related to leases was as follows:

June 30, 2019
Weighted-average remaining lease term - operating leases	5.3 years
Weighted-average discount rate - operating leases	4.5%

At June 30, 2019, our future minimum payments under operating leases were as follows (in thousands):

Remainder of 2019	$2,183
2020	3,648
2021	4,492
2022	4,042
2023	3,855
Thereafter	4,816
23,036
Less: imputed interest	(2,677)
$20,359

At December 31, 2018, our future minimum payments under operating leases were as follows (in thousands):

2019	$4,209
2020	3,542
2021	4,414
2022	4,042
2023	3,855
Thereafter	4,816
24,878

NOTE I – Stock-Based Compensation

Our equity compensation plans provide for the grant of incentive and nonqualified stock options, as well as other stock-based awards including restricted stock and restricted stock units (“RSU”), to employees, non-employee directors and other consultants who provide services to us.  We also provide an employee stock purchase plan and 401(k) stock match.

Restricted stock awards result in the issuance of new shares when granted.  For other stock-based awards, new shares are issued when the award is exercised, vested or released according to the terms of the agreement.  In February 2019, 1,040,744 additional shares were reserved for future issuance under our 2010 Equity Incentive Plan.  At June 30, 2019, there were approximately 6,162,889 million shares available for grant under approved equity compensation plans.

We recognize stock-based compensation expense on a straight-line basis over the vesting period, except for expense relating to retirement-eligible employees which is recognized immediately upon the employee becoming retirement-eligible.

Stock-based compensation expense was allocated in the condensed consolidated statements of comprehensive income as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Cost of revenues	$662	$504	$1,249	$1,052
Operating expenses
Sales and marketing	694	710	1,424	1,363
Research and development	602	357	1,125	686
General and administrative	917	1,608	4,371	3,611
Total stock-based compensation expense	$2,875	$3,179	$8,169	$6,712

Stock-based compensation expense by plan type was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Stock options	$655	$739	$1,929	$1,993
Performance share units	151	74	1,074	886
Restricted stock units	1,419	1,829	3,862	2,751
Restricted stock awards	145	135	281	215
Employee stock purchase plan	171	110	361	223
401(k) stock match	334	292	662	644
Total stock-based compensation expense	$2,875	$3,179	$8,169	$6,712

As of June 30, 2019, there was approximately $20.0 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a straight-line basis over a weighted average period of 2.8 years.

Stock Options

Stock options generally vest over four years and have a contractual term of seven to ten years from the date of grant.  Our stock option activity was as follows:

		Weighted Average
	Options	Exercise Price
	(#)	($/share)
Outstanding at December 31, 2018	873,234	$51.86
Granted	91,909	107.83
Exercised	(114,480)	41.66
Forfeited	(19,254)	60.25
Outstanding at June 30, 2019	831,409	59.26

Of the total outstanding options at June 30, 2019, 570,649 were exercisable with a weighted average exercise price of $53.30 per share. The total outstanding options had a weighted average remaining contractual life of 3.32 years.

The weighted average grant date fair value of options granted during the first six months of 2019 was $33.72. This was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Volatility	33.2%
Dividend yield	0%
Life (in years)	4.4
Risk-free interest rate	2.41%

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

In February 2018 and 2019, our executive officers were granted PSU awards with vesting contingent on the Company’s total shareholder return as compared to indexed total shareholder return over the course of a three-year performance period (fiscal years 2018 – 2020 and fiscal years 2019 – 2021, respectively).  The grant date fair value was estimated using a Monte Carlo simulation that utilizes multiple input variables that determine the probability of satisfying the performance conditions stipulated in the award and calculates the fair market value for the PSUs granted.  Expense is recognized on a straight-line basis over the vesting period, regardless of whether the market condition is satisfied.

RSUs vest over four years and, upon vesting, the holder is entitled to receive shares of our common stock.  With restricted stock awards, shares of our common stock are issued when the award is granted and the restrictions lapse over one year.

Activity for our PSUs and restricted stock units was as follows:

		Weighted Average
	PSUs and RSUs	Grant Date Fair Value
	(#)	($/share)
Outstanding at December 31, 2018	377,335	$59.90
Granted	98,203	112.46
Vested and common stock issued	(95,312)	57.53
Forfeited	(11,460)	61.41
Outstanding at June 30, 2019	368,766	74.46

The number of restricted stock units outstanding at June 30, 2019 included 25,617 units that have vested, but for which shares of common stock have not yet been issued pursuant to the terms of the agreement.

Our restricted stock awards activity was as follows:

	Restricted Stock	Weighted Average Grant
	Awards (#)	Date Fair Value ($/share)
Outstanding at December 31, 2018	1,832	$74.44
Restricted common stock issued	4,920	103.60
Restrictions lapsed	(3,062)	86.15
Forfeited	—	—
Outstanding at June 30, 2019	3,690	103.60

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

For the offering periods that began on January 1, 2019 and January 1, 2018, we withheld approximately $1.2 million and $0.8 million from employees participating in the plan for the six months ended June 30, 2019 and 2018, respectively.

The fair value was estimated based on the market price of our common stock at the beginning of the offering period using the Black-Scholes option pricing model with the following assumptions:

Volatility	40%
Dividend yield	0%
Life (in years)	0.5
Risk-free interest rate	2.56%

401(k) Stock Match

We sponsor a 401(k) retirement savings plan for our U.S. employees where employees can contribute up to 80% of their compensation, subject to the limits established by law.  We match 50% of the employee’s elective deferrals, up to the first 6% of the employee’s pre-tax compensation for each pay period.  A portion of our match is in company stock, which is purchased from the open market by our plan provider and immediately deposited into the employee’s 401(k) account.

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

As of June 30, 2019 we do not have any unrecognized tax benefits nor any accrued interest or tax penalties.

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

The following table presents the components of the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Numerator
Net income	$8,796	$5,416	$15,609	$8,670
Denominator
Weighted average common shares outstanding, basic	17,505	17,163	17,488	17,140
Options to purchase common stock	349	290	357	225
Restricted stock units	156	91	158	77
Employee stock purchase plan	—	5	—	4
Weighted average common shares outstanding, diluted	18,010	17,549	18,003	17,446
Net income per share
Basic	$0.50	$0.32	$0.89	$0.51
Diluted	$0.49	$0.31	$0.87	$0.50
Antidilutive shares (in thousands)	74	53	91	264

NOTE L – Subsequent Event

On July 25, 2019, the Company’s board of directors declared a two-for-one stock split of the Company’s common stock, which will be effected in the form of a 100 percent share dividend, and will be distributed August 22, 2019, to shareholders of record as of August 8, 2019. The stock split will increase the number of shares outstanding from approximately 18.1 million shares to approximately 36.2 million shares.

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

For the three months ended June 30, 2019, our revenues were $68.5 million, an increase of 12% from the comparable period in 2018, and represented our 74th consecutive quarter of increased revenues.  Total operating expenses increased 2% for the same period in 2019 from 2018.  For the six months ended June 30, 2019, revenues increased 13% and operating expenses increased 6% compared to the same period in 2018.

Key Financial Terms and Metrics

We have several key financial terms and metrics, including annualized average recurring revenues per recurring revenue customer, which we also refer to as wallet share.  During the three and six months ended June 30, 2019, there were no changes in the definitions of our key financial terms and metrics, which are discussed in more detail under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K/A for the year ended December 31, 2018 as filed with the SEC.

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

Critical Accounting Policies and Estimates

This discussion of our financial condition and results of operations is based upon our condensed consolidated financial statements, which are prepared in accordance with GAAP and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures.  On an ongoing basis, we evaluate our estimates and assumptions.  We base our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe to be reasonable.  Our actual results may differ from these estimates under different assumptions or conditions.

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

During the three and six months ended June 30, 2019, there were no changes in our critical accounting policies or estimates, other than the adoption of ASU No. 2016-02.  See Note A to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K/A for the year ended December 31, 2018, as filed with the SEC, for additional information regarding our accounting policies.

Results of Operations

Three months ended June 30, 2019 compared to three months ended June 30, 2018

The following table presents our results of operations for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2019		2018		Change
		% of revenue		% of revenue	$	%
Revenues	$68,529	100.0%	$61,091	100.0%	$7,438	12.2%
Cost of revenues	23,700	34.6	20,402	33.4	3,298	16.2
Gross profit	44,829	65.4	40,689	66.6	4,140	10.2
Operating expenses
Sales and marketing	17,545	25.6	18,424	30.1	(879)	(4.8)
Research and development	6,509	9.5	5,293	8.7	1,216	23.0
General and administrative	10,179	14.9	9,974	16.3	205	2.1
Amortization of intangible assets	1,266	1.8	1,033	1.7	233	22.6
Total operating expenses	35,499	51.8	34,724	56.8	775	2.2
Income from operations	9,330	13.6	5,965	9.8	3,365	56.4
Other income (expense)
Interest income, net	813	1.2	547	0.9	266	48.6
Other expense, net	240	0.4	(168)	(0.3)	408	242.9
Change in earn-out liability	400	0.6	—	0.0	400	100.0
Total other income, net	1,453	2.1	379	0.6	1,074	283.4
Income before income taxes	10,783	15.7	6,344	10.4	4,439	70.0
Income tax expense	1,987	2.9	928	1.5	1,059	114.1
Net income	$8,796	12.8%	$5,416	8.9%	$3,380	62.4%

Revenues.  The increase in revenues resulted from two primary factors: the increase in recurring revenue customers and the increase in annualized average recurring revenues per recurring revenue customer, which we also refer to as wallet share.

•	The number of recurring revenue customers increased 14% to 29,889 at June 30, 2019 from 26,212 at June 30, 2018.
•

Annualized average recurring revenues per recurring revenue customer, or wallet share, stayed level at $8,674 for the three months ended June 30, 2019 from $8,665 for the same period in 2018. The consistent wallet share is due to the increase in recurring revenue customers.

Recurring revenues from recurring revenue customers accounted for 94% of our total revenues for the three months ended June 30, 2019, increasing from 92% for the same period in 2018. We anticipate that the number of recurring revenue customers and wallet share will continue to increase as we increase the number of solutions we offer and increase the penetration of those solutions across our customer base.

Cost of Revenues.  The increase in cost of revenues for the three months ended June 30, 2019 was primarily due to an increase in personnel-related costs of $2.5 million, driven by increased salaries and benefits due to business growth and by increased consulting and contract labor. As we continued to invest in the infrastructure supporting our platform, depreciation expense increased by $0.5 million compared to the same period in 2018.

Sales and Marketing Expenses.  The decrease in sales and marketing expenses for the three months ended June 30, 2019 was primarily due to decreased headcount, which resulted in a decrease of $0.5 million in salaries and benefits, compared to the same period in 2018.

Research and Development Expenses.  The increase in research and development expense for the three months ended June 30, 2019 was primarily due to increased headcount which resulted in an increase in personnel costs of $0.8 million and an increase in stock-based compensation expense of $0.2 million.

General and Administrative Expenses.  The increase in general and administrative expenses for the three months ended June 30, 2019 was a result of continued business growth which drove an increase in personnel-related costs of $0.5 million, an increase of $0.3 million in cloud-based and software subscriptions, and an increase of $0.3 million in bad debt expense. The increases in these costs were offset by a decrease in stock-based compensation of $0.7 million driven by the timing of the Chief Executive Officer’s 2019 RSU grants compared to his 2018 RSU grants.

Other Income (Expense).  Interest income, net, other expense, net, and change in earn-out liability for the three months ended June 30, 2019 increased over the same period in 2018 primarily due to increased interest income from investments, offset by realized foreign currency exchange gains, and decrease in the fair value of the earn-out liability.  The change in fair value of the earn-out liability for the three months ended June 30, 2019 of $0.4 million in income was driven by an adjustment to the fair value of the EDIAdmin earnout liability due to estimated revenue at the earn-out measurement dates, December 31, 2019 and December 31, 2020.

Income Tax Expense.  The increase in income tax expense for the three months ended June 30, 2019 was primarily due to an increase in pre-tax income. Under ASU 2016-09, excess tax benefits generated upon the settlement or exercise of stock awards are recognized as a reduction to income tax expense and, as a result, we expect that our annual effective income tax rate will be volatile.

Adjusted EBITDA.  Adjusted EBITDA, which is a non-GAAP measure of financial performance, consists of net income adjusted for depreciation and amortization, interest expense, interest income, income tax expense, stock-based compensation expense, the discrete impact from tax law change, and other adjustments as necessary for a fair presentation.  Other adjustments included the impact of the fair value adjustment for the EDIAdmin earn-out liability.  The following table provides a reconciliation of net income to Adjusted EBITDA (in thousands):

	Three Months Ended
	June 30,
	2019	2018
Net income	$8,796	$5,416
Depreciation and amortization of property and equipment	2,688	2,093
Amortization of intangible assets	1,266	1,033
Interest income, net	(813)	(547)
Income tax expense	1,987	928
Stock-based compensation expense	2,875	3,179
Other	(400)	—
Adjusted EBITDA	$16,399	$12,102

Non-GAAP Income per Share.  Non-GAAP income per share, which is also a non-GAAP measure of financial performance, consists of net income plus stock-based compensation expense, amortization expense related to intangible assets, the discrete impact from tax law change and other adjustments as necessary for a fair presentation, divided by the weighted average number of shares of common stock outstanding during each period.  Other adjustments included the impact of the fair value adjustment for the EDIAdmin earn-out liability. The following table provides a reconciliation of net income to non-GAAP income per share (in thousands, except per share amounts):

	Three Months Ended
	June 30,
	2019	2018
Net income	$8,796	$5,416
Stock-based compensation expense	2,875	3,179
Amortization of intangible assets	1,266	1,033
Other	(400)	—
Income tax effects of adjustments	(1,723)	(1,027)
Non-GAAP income	$10,814	$8,601
Shares used to compute non-GAAP income per share
Basic	17,505	17,163
Diluted	18,010	17,549
Non-GAAP income per share
Basic	$0.62	$0.50
Diluted	$0.60	$0.49

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

The following table presents our results of operations for the periods indicated (dollars in thousands):

	Six Months Ended June 30,
	2019		2018		Change
		% of revenue		% of revenue	$	%
Revenues	$135,463	100.0%	$120,183	100.0%	$15,280	12.7%
Cost of revenues	45,067	33.3	40,160	33.4	4,907	12.2
Gross profit	90,396	66.7	80,023	66.6	10,373	13.0
Operating expenses
Sales and marketing	35,467	26.2	37,071	30.8	(1,604)	(4.3)
Research and development	12,701	9.4	10,425	8.7	2,276	21.8
General and administrative	22,949	16.9	20,104	16.7	2,845	14.2
Amortization of intangible assets	2,570	1.9	2,158	1.8	412	19.1
Total operating expenses	73,687	54.4	69,758	58.0	3,929	5.6
Income from operations	16,709	12.3	10,265	8.5	6,444	62.8
Other income (expense)
Interest income, net	1,390	1.0	961	0.8	429	44.6
Other income (expense), net	193	0.1	(322)	(0.3)	515	159.9
Change in earn-out liability	344	0.3	—	—	344	100.0
Total other income (expense), net	1,927	1.4	639	0.5	1,288	201.6
Income before income taxes	18,636	13.8	10,904	9.1	7,732	70.9
Income tax expense	3,027	2.2	2,234	1.9	793	35.5
Net income	$15,609	11.5%	$8,670	7.2%	$6,939	80.0%

Revenues.  Revenues for the six months ended June 30, 2019 increased $15.3 million, or 13%, to $135.5 million from $120.2 million for the same period in 2018.  The increase in revenues resulted from two primary factors: the increase in recurring revenue customers and the increase in annualized average recurring revenues per recurring revenue customer, which we also refer to as wallet share.

•	The number of recurring revenue customers increased 14% to 29,889 at June 30, 2019 from 26,212 at June 30, 2018.
•

Annualized average recurring revenues per recurring revenue customer, or wallet share, stayed level at $8,588 for the six months ended June 30, 2019 from $8,567 for the same period in 2018.  The consistent wallet share is due to the increase in recurring revenue customers.

Recurring revenues from recurring revenue customers accounted for 94% of our total revenues for the six months ended June 30, 2019, increasing from 93% for the same period in 2018.  We anticipate that the number of recurring revenue customers and wallet share will continue to increase as we increase the number of solutions we offer and increase the penetration of those solutions across our customer base.

Cost of Revenues.  The increase in cost of revenues for the six months ended June 30, 2019 was primarily due to an increase of $3.5 million in personnel-related costs, driven by continued business growth and by an increase in contractor labor. As we continued to invest in the infrastructure supporting our platform, depreciation expense increased by $1.0 million compared to the same period in 2018.

Sales and Marketing Expenses.  The decrease in sales and marketing expenses for the six months ended June 30, 2019 was due to a decrease of $2.1 million of personnel-related costs, offset by a $0.3 million increase in variable compensation earned by sales personnel and referral partners, as a result of new business.

Research and Development Expenses.  The increase in research and development expenses for the six months ended June 30, 2019 was primarily due to increased headcount which resulted in an increase in personnel costs of $1.6 million and an increase of stock-based compensation of $0.4 million.

General and Administrative Expenses.  The increase in general and administrative expenses for the six months ended June 30, 2019 was a result of continued business growth driven by an increase in personnel-related costs of $1.0 million and an increase in stock-based compensation of $0.8 million.  Additionally, other expenses increased by $1.2 million, primarily driven by increased costs of software subscriptions, credit card fees and bad debt expense.

Other Income (Expense), net.  Interest income, net, other expense, net, and change in earn-out liability for the six months ended June 30, 2019 increased over the same period in 2018 primarily due to increased income from investments and settlement and subsequent return of escrowed shared from the Toolbox acquisition, offset by realized foreign currency exchange gains, and decrease in fair value of the earn-out liability. The change in earn-out liability for the six months ended June 30, 2019 was $0.3 million in income driven by an adjustment to the fair value of the EDIAdmin earnout liability due to estimated revenue at the earn-out measurement dates, December 31, 2019 and December 31, 2020.

Income Tax Expense.  The increase in income tax expense for the six months ended June 30, 2019, as compared to the same period in 2018, was primarily due to an increase in pre-tax income, partially offset by an increase of $1.2 million in discrete tax benefits, primarily driven by an increase in stock activity. Under ASU 2016-09, excess tax benefits generated upon the settlement or exercise of stock awards are recognized as a reduction to income tax expense and, as a result, we expect that our annual effective income tax rate will be volatile.

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

	Six Months Ended
	June 30,
	2019	2018
Net income	$15,609	$8,670
Depreciation and amortization of property and equipment	5,324	4,176
Amortization of intangible assets	2,570	2,158
Interest income, net	(1,390)	(961)
Income tax expense	3,027	2,234
Stock-based compensation expense	8,169	6,712
Other	(461)	—
Adjusted EBITDA	$32,848	$22,989

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

	Six Months Ended
	June 30,
	2019	2018
Net income	$15,609	$8,670
Stock-based compensation expense	8,169	6,712
Amortization of intangible assets	2,570	2,158
Other	(461)	—
Income tax effects of adjustments	(4,366)	(2,180)
Non-GAAP income	$21,521	$15,360
Shares used to compute non-GAAP income per share
Basic	17,488	17,140
Diluted	18,003	17,446
Non-GAAP income per share
Basic	$1.23	$0.90
Diluted	$1.20	$0.88

Liquidity and Capital Resources

At June 30, 2019, our principal sources of liquidity were cash, cash equivalents, certificates of deposit and marketable securities of $198.7 million and accounts receivable, net of allowance for doubtful accounts of $30.7 million.  Certificates of deposit and marketable securities are invested in accordance with our investment policy, with a goal of maintaining liquidity and capital preservation.  Our cash equivalents and marketable securities are held in highly liquid money market funds, commercial paper, federal agency securities and corporate debt securities.

The below table summarizes the activity within the statement of cash flows:

	Six Months Ended
	June 30,
	2019	2018
Net cash provided by operating activities	$29,662	$22,247
Net cash used in investing activities	(12,174)	(13,978)
Net cash used in financing activities	(4,516)	(5,913)

Net Cash Flows from Operating Activities

The increase in operating cash flows as compared to the same period in 2018 was primarily due to increased net income, stock-based compensation, depreciation and amortization of property and equipment, and deferred costs, offset by decreases in accrued compensation related to timing of payroll and deferred rent due to the adoption of ASC 842, Leases.

Net Cash Flows from Investing Activities

The change in net cash used in investing activities compared to the same period in 2018 was primarily due to capital purchases in investments in excess of expenditures and maturities of investments.  For the six months ended June 30, 2019, investments purchased, net of maturities, of $6.8 million and capital expenditures of $5.4 million compared to net purchases of $7.1 million and capital expenditures of $6.5 million in the six months ended June 30, 2018.  Our capital expenditures are for supporting our business growth and existing customer base, as well as for our internal use such as equipment for our employees.

Net Cash Flows from Financing Activities

The change in net cash used in financing activities as compared to the same period in 2018 was primarily due to the decrease in net proceeds from stock option exercises and decrease in cash used for share repurchases.

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

Inflation and changing prices did not have a material effect on our business during the six months ended June 30, 2019 and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt.  Additionally, we are not a party to any derivative contracts or synthetic leases.

Contractual and Commercial Commitment Summary

Our contractual obligations and commercial commitments as of June 30, 2019 are summarized below:

	Payments Due By Period (in thousands)
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations, including imputed interest	$23,036	$2,183	$8,140	$7,897	$4,816

Our contractual obligations and commercial commitments as of December 31, 2018 are summarized below:

	Payments Due By Period (in thousands)
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations, including imputed interest	$24,878	$4,209	$7,956	$7,896	$4,817

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

We did not have any outstanding debt as of June 30, 2019. Therefore, we do not have any material risk to interest rate fluctuations.

Foreign Currency Exchange Risk

We have revenue, expenses, assets and liabilities that are denominated in currencies other than the U.S. dollar, primarily the Australian dollar and Canadian dollar.  As of June 30, 2019, we maintained approximately 6% of our total cash and cash equivalents outside of the U.S. in foreign currencies.  We believe that a significant change in foreign currency exchange rates or an inability to access these funds would not affect our ability to meet our operational needs.  As we expand internationally, our results of operations and cash flows may be impacted by changes in foreign currency exchange rates, and would be adversely impacted when the U.S. dollar appreciates relative to other foreign currencies.  We have not used any forward contracts or currency borrowings to hedge our exposure to foreign currency exchange risk, although we may do so in the future.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In the fourth quarter of 2018, we acquired the assets of two separate entities, EDIAdmin and CovalentWorks. EDIAdmin and CovalentWorks represented approximately two percent and six percent of our total consolidated assets, respectively.  EDIAdmin and CovalentWorks each represented less than one percent of our consolidated revenues as of and for the year ended December 31, 2018. As these acquisitions occurred in 2018, the scope of our assessment of the effectiveness of internal control over financial reporting does not include EDIAdmin and CovalentWorks. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from the assessment of the effectiveness of internal control over financial reporting in the year following acquisition.

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

(c) Share Repurchases

The following table presents the total number of shares of our common stock that we purchased during the second quarter of 2019, the average price paid per share, the number of shares that we purchased as part of our publicly announced repurchase program and the approximate dollar value of shares that still could be repurchased at the end of the applicable period.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (1)
April 1 - 30, 2019	52,563	$103.11	52,563	$15,935,000
May 1 - 31, 2019	5,552	$104.47	5,552	$15,355,000
June 1 - 30, 2019	—	—	—	15,355,000
Total second quarter 2019	58,115	$103.24	58,115	$15,355,000

(1)

Pursuant to a $50.0 million share repurchase program that was announced by our board of directors on November 2, 2017. Under the program, purchases may be made from time to time in the open market through November 2, 2019.

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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T (filed herewith). The XBRL instance document does not appear in the Interactive Data File because its tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 26, 2019	SPS COMMERCE, INC.

/s/ KIMBERLY K. NELSON
Kimberly K. Nelson
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)