Form 10-Q
period 2019-09-30
SPS COMMERCE INC
filed 2019-10-25
CIK 1092699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2019

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding at October 18, 2019 was 34,839,275 shares.

SPS COMMERCE, INC.

QUARTERLY REPORT ON FORM 10-Q

Unless the context otherwise requires, for purposes of the Quarterly Report on Form 10-Q, the words “we,” “us,” “our,” the “Company” and “SPS” refer to SPS Commerce, Inc.

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995.  Forward-looking statements regarding us, our business prospects and our results of operations are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those described under the heading “Risk Factors” included in our Annual Report on Form 10-K/A for the year ended December 31, 2018 as filed with the Securities and Exchange Commission (“SEC”), as may be updated in our subsequent Quarterly Reports on Form 10-Q from time to time.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  In some cases, you can identify forward-looking statements by the following words: “anticipate,” “assumes,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words.  We expressly disclaim any intent or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that advise interested parties of the risks and factors that may affect our business.

PART I. – FINANCIAL INFORMATION

Item 1.Financial Statements

SPS COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except per share amounts)

	September 30,	December 31,
	2019	2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$149,727	$133,859
Short-term investments	51,446	44,537
Accounts receivable, less allowance for doubtful accounts of $1,500 and $1,392, respectively	29,383	27,488
Deferred costs	34,583	34,502
Other current assets	8,385	9,229
Total current assets	273,524	249,615
PROPERTY AND EQUIPMENT, less accumulated depreciation of $49,168 and $41,175, respectively	20,757	20,957
OPERATING LEASE RIGHT-OF-USE ASSETS	13,648	—
GOODWILL	76,366	69,658
INTANGIBLE ASSETS, net	23,844	22,741
OTHER ASSETS
Deferred costs	10,998	10,973
Deferred income tax asset	4,839	10,456
Other assets	2,621	1,723
Total assets	$426,597	$386,123
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$4,367	$4,440
Accrued compensation	17,660	20,415
Accrued expenses	4,874	4,558
Deferred revenue	30,351	25,328
Deferred rent	—	1,781
Operating lease liabilities	3,281	—
Total current liabilities	60,533	56,522
OTHER LIABILITIES
Deferred revenue	2,601	2,512
Deferred rent	—	5,371
Operating lease liabilities	16,224	—
Deferred income tax liability	1,169	1,376
Other non-current liabilities	1,002	1,368
Total liabilities	81,529	67,149
COMMITMENTS and CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 55,000,000 shares authorized; 36,026,218 and 35,515,256 shares issued; and 34,901,884 and 34,691,472 outstanding, respectively	36	36
Treasury stock, at cost; 1,124,334 and 823,784 shares, respectively	(40,645)	(25,679)
Additional paid-in capital	349,014	332,574
Retained earnings	39,811	15,261
Accumulated other comprehensive loss	(3,148)	(3,218)
Total stockholders’ equity	345,068	318,974
Total liabilities and stockholders’ equity	$426,597	$386,123

Shares and per share data have been adjusted for all periods presented to reflect a two-for-one stock split effective August 22, 2019.

See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues	$70,928	$62,868	$206,391	$183,051
Cost of revenues	23,263	20,411	68,330	60,571
Gross profit	47,665	42,457	138,061	122,480
Operating expenses
Sales and marketing	16,937	16,952	52,404	54,023
Research and development	7,743	5,146	20,444	15,571
General and administrative	10,725	11,174	33,674	31,278
Amortization of intangible assets	1,327	928	3,897	3,086
Total operating expenses	36,732	34,200	110,419	103,958
Income from operations	10,933	8,257	27,642	18,522
Other income (expense)
Interest income, net	843	628	2,233	1,589
Other income (expense), net	(165)	(219)	28	(541)
Change in earn-out liability	22	—	366	—
Total other income, net	700	409	2,627	1,048
Income before income taxes	11,633	8,666	30,269	19,570
Income tax expense	2,692	605	5,719	2,839
Net income	$8,941	$8,061	$24,550	$16,731
Other comprehensive income (expense)
Foreign currency translation adjustments	(958)	76	$73	$(2,155)
Unrealized gain on investments, net of tax of $38, $41, $105, and $88, respectively	115	123	$315	$264
Reclassification of gain on investments into earnings, net of tax of ($48), ($11), ($109) and ($64), respectively	(145)	(33)	$(326)	$(191)
Total other comprehensive income (expense)	(988)	166	62	(2,082)
Comprehensive income	$7,953	$8,227	$24,612	$14,649

Net income per share
Basic	$0.26	$0.23	$0.70	$0.49
Diluted	$0.25	$0.23	$0.68	$0.48

Weighted average common shares used to compute net income per share
Basic	35,015	34,438	34,966	34,334
Diluted	35,932	35,482	35,952	35,114

Shares and per share data have been adjusted for all periods presented to reflect a two-for-one stock split effective August 22, 2019.

See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited; in thousands, except share amounts)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balances, June 30, 2018	34,319,638	$35	631,082	$(17,684)	$313,869	$59	$(1,590)	$294,689
Stock-based compensation	—	—	—	—	2,973	—	—	2,973
Exercise of stock options and issuance of restricted stock	338,008	—	—	—	6,680	—	—	6,680
Repurchases of common stock	(52,502)	—	52,502	(1,998)	—	—	—	(1,998)
Net income	—	—	—	—	—	8,061	—	8,061
Foreign currency translation adjustments	—	—	—	—	—	—	76	76
Unrealized gain on investments, net of tax	—	—	—	—	—	—	123	123
Reclassification of gain on investments into earnings, net of tax	—	—	—	—	—	—	(33)	(33)
Balances, September 30, 2018	34,605,144	$35	683,584	$(19,682)	$323,522	$8,120	$(1,424)	$310,571

Balances, June 30, 2019	34,936,212	$36	1,007,478	$(34,645)	$344,232	$30,870	$(2,160)	$338,333
Stock-based compensation	—	—	—	—	2,804	—	—	2,804
Exercise of stock options and issuance of restricted stock	80,350	—	—	—	1,902	—	—	1,902
Employee stock purchase plan	2,178	—	—	—	76	—	—	76
Repurchases of common stock	(116,856)	—	116,856	(6,000)	—	—	—	(6,000)
Net income	—	—	—	—	—	8,941	—	8,941
Foreign currency translation adjustments	—	—	—	—	—	—	(958)	(958)
Unrealized gain on investments, net of tax	—	—	—	—	—	—	115	115
Reclassification of gain on investments into earnings, net of tax	—	—	—	—	—	—	(145)	(145)
Balances, September 30, 2019	34,901,884	$36	1,124,334	$(40,645)	$349,014	$39,811	$(3,148)	$345,068

						Retained	Accumulated
					Additional	Earnings	Other	Total
	Common Stock		Treasury Stock		Paid-in	(Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	Equity
Balances, December 31, 2017	34,254,012	$34	244,294	$(5,815)	$301,846	$(8,611)	$657	$288,111
Stock-based compensation	—	—	—	—	9,040	—	—	9,040
Exercise of stock options and issuance of restricted stock	749,936	1	—	—	11,800	—	—	11,801
Employee stock purchase plan	40,486	—	—	—	836	—	—	836
Repurchases of common stock	(439,290)	—	439,290	(13,867)	—	—	—	(13,867)
Net income	—	—	—	—	—	16,731	—	16,731
Foreign currency translation adjustments	—	—	—	—	—	—	(2,155)	(2,155)
Unrealized gain on investments, net of tax	—	—	—	—	—	—	264	264
Reclassification of gain on investments into earnings, net of tax	—	—	—	—	—	—	(190)	(190)
Balances, September 30, 2018	34,605,144	$35	683,584	$(19,682)	$323,522	$8,120	$(1,424)	$310,571

Balances, December 31, 2018	34,691,472	$36	823,784	$(25,679)	$332,574	$15,261	$(3,218)	$318,974
Stock-based compensation	—	—	—	—	10,312	—	—	10,312
Exercise of stock options and issuance of restricted stock	483,492	—	—	—	5,273	—	—	5,273
Employee stock purchase plan	32,992	—	—	—	1,155	—	—	1,155
Repurchases of common stock	(300,550)	—	300,550	(14,966)	—	—	—	(14,966)
Settlement and subsequent return of shares	(5,522)	—	—	—	(300)	—	—	(300)
Net income	—	—	—	—	—	24,550	—	24,550
Foreign currency translation adjustments	—	—	—	—	—	—	73	73
Unrealized gain on investments, net of tax	—	—	—	—	—	—	315	315
Reclassification of gain on investments into earnings, net of tax	—	—	—	—	—	—	(326)	(326)
Adoption of ASU 2018-02	—	—	—	—	—	—	8	8
Balances, September 30, 2019	34,901,884	$36	1,124,334	$(40,645)	$349,014	$39,811	$(3,148)	$345,068

Shares and per share data have been adjusted for all periods presented to reflect a two-for-one stock split effective August 22, 2019.

See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities
Net income	$24,550	$16,731
Reconciliation of net income to net cash provided by operating activities
Deferred income taxes	5,360	1,934
Change in earn-out liability	(366)	—
Depreciation and amortization of property and equipment	8,143	6,308
Amortization of intangible assets	3,897	3,086
Provision for doubtful accounts	2,429	1,780
Stock-based compensation	11,316	9,978
Other, net	(551)	(255)
Changes in assets and liabilities
Accounts receivable	(3,670)	(4,279)
Deferred costs	(151)	(3,813)
Other current and non-current assets	(820)	(681)
Accounts payable	181	382
Accrued compensation	(3,716)	(592)
Accrued expenses	(84)	(718)
Deferred revenue	4,929	7,039
Deferred rent	—	647
Operating leases	(487)	—
Net cash provided by operating activities	50,960	37,547
Cash flows from investing activities
Purchases of property and equipment	(8,387)	(9,875)
Purchases of investments	(61,967)	(64,434)
Maturities of investments	55,225	60,000
Acquisitions of businesses and intangible assets, net of cash acquired	(11,500)	(381)
Net cash used in investing activities	(26,629)	(14,690)
Cash flows from financing activities
Repurchases of common stock	(14,966)	(13,867)
Net proceeds from exercise of options to purchase common stock	5,273	11,800
Net proceeds from employee stock purchase plan	1,155	836
Net cash used in financing activities	(8,538)	(1,231)
Effect of foreign currency exchange rate changes	75	(5)
Net increase in cash and cash equivalents	15,868	21,621
Cash and cash equivalents at beginning of period	133,859	123,127
Cash and cash equivalents at end of period	$149,727	$144,748

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

On July 25, 2019, the Company announced that its board of directors declared a two-for-one stock split of the Company’s common stock, effected in the form of a 100 percent stock dividend as of the record date on August 8, 2019. The stock split dividend was distributed on August 22, 2019. Earnings per share and weighted average shares outstanding are presented in this Quarterly Report on Form 10-Q after the effect of 100 percent stock dividend. The two-for-one stock split is reflected in the share amounts in all periods presented in this Quarterly Report on Form 10-Q.

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

			January 2020	We are currently evaluating the impact of the adoption on our condensed consolidated financial statements.
ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement	August 2018	This ASU adds, modifies and removes several disclosure requirements relative to the three levels of inputs used to measure fair value in accordance with Topic 820, Fair Value Measurement.	January 2020	We are currently evaluating the impact of the adoption on our condensed consolidated financial statements.

Significant Accounting Policies

Except for the accounting policy for leases that was updated as a result of adopting ASU 2016-02, there were no material changes in our significant accounting policies during the nine months ended September 30, 2019. See Note A to the consolidated financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2018, as filed with the SEC, for additional information regarding our significant accounting policies.

NOTE B – Business Acquisitions

MAPADOC

On August 26, 2019, we completed our asset acquisition of the MAPADOC business, an operating unit of SWK Technologies, Inc., a leading provider of EDI System Automation solutions for the Sage and Acumatica markets. Pursuant to the asset purchase agreement, the purchase price is $11.8 million, of which $11.5 million has been paid in cash and $0.3 million is due to the seller as part of the initial net working capital adjustment. The net working capital adjustment will be paid in cash upon final net working capital settlement.  The purchase accounting for the MAPADOC acquisition has not been finalized as of September 30, 2019. Provisional amounts are primarily related to intangible assets and net working capital. We expect to finalize the allocation of purchase price within the one-year measurement period following the acquisition.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Current assets	$612
Goodwill	6,570
Intangible assets	4,900
Deferred revenue	(300)
$11,782

Purchased Intangible Assets

The following table summarizes the estimated fair value of the purchased intangible assets and their estimated useful lives:

	Estimated	Estimated
	Fair Value	Life
Purchased Intangible Assets	(in thousands)	(in years)
Developed technology	$3,500	8
Subscriber relationships	1,400	8
	$4,900

The purchased intangible assets are being amortized on a straight-line basis over their estimated useful lives. Amortization expense for the period from August 26, 2019 through September 30, 2019 was not material.

EDIAdmin

On October 3, 2018, we completed our asset acquisition of EDIAdmin, a privately held company providing end-to-end integration solutions, featuring a dedicated Integration Platform as a Service (“iPaaS”) called Cloud Hybrid Integration Platform (“CHIP”) and collaborative managed services for leading systems and applications, both cloud-based and on-premise. Pursuant to the asset purchase agreement, we paid $7.5 million in cash to the owner of EDIAdmin.  The purchase agreement also allowed the seller to receive up to $1.7 million in cash, which becomes payable in first quarter 2020 and 2021 contingent upon the completion of certain revenue milestones at December 31, 2019 and December 31, 2020.  The fair value of this contingent consideration was $1.3 million at the date of acquisition and $1.0 million at September 30, 2019.  Due to the remeasurement of the contingent liability, we recognized an insignificant amount of income and $0.4 million of income for the three and nine months ended September 30, 2019, respectively, in our condensed consolidated statements of comprehensive income.  See Note E for further disclosures on the remeasurement of the contingent liability.

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

CovalentWorks

On December 18, 2018, we completed our asset acquisition of CovalentWorks, a privately held company providing cloud-based EDI solutions to small- and medium-sized businesses. Pursuant to the asset purchase agreement, we paid $19.4 million in cash and issued $3.4 million in common stock, or 80,956 shares, as adjusted for the two-for-one stock split, to the owners of CovalentWorks.

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

NOTE C – Revenue

We derive our revenues primarily from the following revenue streams (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Recurring revenues:
Fulfillment	$55,546	$48,482	$161,685	$140,326
Analytics	9,422	8,750	27,540	25,639
Other	1,458	1,412	4,303	3,969
Recurring Revenues	66,426	58,644	193,528	169,934
One-time revenues	4,502	4,224	12,863	13,117
	$70,928	$62,868	$206,391	$183,051

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

The table below presents the activity of the portion of the deferred revenue liability relating to set-up fees (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Balances, at beginning of period	$10,063	$9,886	$9,857	$10,031
Invoiced set-up fees	2,599	2,697	7,965	7,807
Amortized set-up fees	(2,584)	(2,596)	(7,744)	(7,851)
Balances, at end of period	$10,078	$9,987	$10,078	$9,987

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

Customer implementation costs are considered incremental and recoverable costs of obtaining a contract with our customer.  These costs are deferred and amortized over the expected period of benefit which we have determined to be two years.  Amortization expense is included in cost of revenues in the accompanying condensed consolidated statements of comprehensive income.

The table below presents the activity of deferred costs and amortization of deferred costs (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Balances, at beginning of period	$45,528	$42,544	$45,475	$39,933
Incurred deferred costs	12,676	12,391	36,888	36,807
Amortized deferred costs	(12,623)	(11,204)	(36,782)	(33,009)
Balances, at end of period	$45,581	$43,731	$45,581	$43,731

NOTE E – Financial Instruments

We invest primarily in money market funds, certificates of deposit, highly liquid debt instruments of the U.S. government and U.S. corporate debt securities.  All investments with remaining maturities of less than one year from the balance sheet date are classified as short-term investments.  Investments with remaining maturities of more than one year from the balance sheet date are classified as long-term investments. As of September 30, 2019 and December 31, 2018, all of our investments held were classified as short-term.

Our short-term marketable securities are classified as available-for-sale.  We intend to hold marketable securities until maturity; however, we may sell these securities at any time for use in current operations or for other purposes.

Our marketable securities are carried at fair value and unrealized gains and losses on these investments, net of taxes, are included in accumulated other comprehensive loss in the condensed consolidated balance sheets.  Realized gains or losses are included in other income (expense), net in the condensed consolidated statements of comprehensive income.  When a determination has been made that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is realized and is included in other income (expense), net in the condensed consolidated statements of comprehensive income.

Cash equivalents and short-term investments consisted of the following (in thousands):

	September 30, 2019
	Amortized	Unrealized	Fair
	Cost	Gains (Losses)	Value
Cash equivalents:
Money market funds	$124,046	$—	$124,046
Certificates of deposit	6,747	—	6,747
Marketable securities:
Corporate bonds	19,821	(11)	19,810
Commercial paper	9,961	41	10,002
U.S. treasury securities	14,778	109	14,887
Total	$175,353	$139	$175,492

	December 31, 2018
	Amortized	Unrealized	Fair
	Cost	Gains	Value
Cash equivalents:
Money market funds	$109,265	$—	$109,265
Certificates of deposit	7,000	—	7,000
Marketable securities:
Corporate bonds	15,194	40	15,234
Commercial paper	9,889	76	9,965
U.S. treasury securities	12,300	38	12,338
Total	$153,648	$154	$153,802

We do not believe any of the unrealized losses represent an other-than-temporary impairment based on our valuation of available evidence as of September 30, 2019.  We expect to receive the full principal and interest on all of these cash equivalents, certificates of deposit, and marketable securities.

Recurring Fair Value Measurements

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

The following table presents information about our financial assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

	September 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$124,046	$—	$—	$124,046
Certificates of deposit	6,747	—	—	6,747
Marketable securities:
Corporate bonds	—	19,810	—	19,810
Commercial paper	—	10,002	—	10,002
U.S. treasury securities	—	14,887	—	14,887
Total	$130,793	$44,699	$—	$175,492

Liabilities:
Earn-out liability	$—	$—	$1,002	$1,002
Total	$—	$—	$1,002	$1,002

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$109,265	$—	$—	$109,265
Certificates of deposit	7,000	—	—	7,000
Marketable securities:
Corporate bonds	—	15,234	—	15,234
Commercial paper	—	9,965	—	9,965
U.S. treasury securities	—	12,338	—	12,338
Total	$116,265	$37,537	$—	$153,802

Liabilities:
Earn-out liability	$—	$—	$1,368	$1,368
Total	$—	$—	$1,368	$1,368

Nonrecurring Fair Value Measurements

The Company measures certain assets and liabilities at fair value on a nonrecurring basis. Assets and liabilities that are measured at fair value on a nonrecurring basis include long-lived assets, goodwill and indefinite-lived intangible assets, which would generally be recorded at fair value as a result of an impairment charge. Assets acquired and liabilities assumed as part of business combinations are measured at fair value. For additional information on the Company's business combinations and the related nonrecurring fair value measurement of the assets acquired and liabilities assumed, refer to Note B, Business Acquisitions.

Other Fair Value Disclosures

The carrying values of the Company's short-term financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, when applicable, approximate their respective fair values due to their short-term nature.

NOTE F – Goodwill and Intangible Assets, net

The changes in the net carrying amount of goodwill for the nine months ended September 30, 2019 are as follows (in thousands):

2019
Balance, January 1	$69,658
Goodwill acquired during the period	6,570
Foreign currency translation adjustments	138
Balance, September 30, 2019	$76,366

Intangible assets subject to amortization primarily include subscriber relationships, non-competition agreements and acquired technology and are amortized over their respective useful lives (ranging from 1 to 10 years). Intangible assets, net included the following (in thousands):

	September 30, 2019
	Gross		Foreign
	Carrying	Accumulated	Currency
	Amount	Amortization	Translation	Net
Subscriber relationships	$43,640	$(26,178)	$76	$17,538
Non-competition agreements	2,495	(2,334)	7	168
Technology and other	8,502	(2,372)	8	6,138
	$54,637	$(30,884)	$91	$23,844

	December 31, 2018
	Gross		Foreign
	Carrying	Accumulated	Currency
	Amount	Amortization	Translation	Net
Subscriber relationships	$43,212	$(23,284)	$(623)	$19,305
Non-competition agreements	2,560	(2,247)	(28)	285
Technology and other	5,199	(2,012)	(36)	3,151
	$50,971	$(27,543)	$(687)	$22,741

The estimated annual amortization expense related to intangible assets subject to amortization for the next five years is as follows (in thousands):

Remainder of 2019	$1,412
2020	5,309
2021	4,471
2022	3,367
2023	3,297
Thereafter	5,988
$23,844

NOTE G – Other Assets

The changes in the net amount of capitalized implementation costs for internal-use software from hosting arrangements for the nine months ended September 30, 2019 is as follows (in thousands):

2019
Balance, January 1	$455
Capitalized implementation fees	670
Amortization of implementation fees	(52)
Balance, September 30, 2019	$1,073

There were no impairment losses in relation to the capitalized implementation costs for the period presented.

NOTE H – Leases

We are obligated under non-cancellable operating leases, primarily for office space and certain equipment, as follows:

	September 30, 2019
	Remaining	Right-of-Use
	Term (years)	Asset (in thousands)
Minneapolis, MN lease	6	$10,823
Little Falls, NJ lease	4	1,674
Other leases	< 1 - 3	1,151
		$13,648

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

The components of lease expense were as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2019	2019
Operating lease cost	$650	$1,956
Variable lease cost	721	2,360
	$1,371	$4,316

Operating lease cost for short-term leases was not material for the three and nine months ended September 30, 2019.

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2019	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	1,109	3,246
ROU assets obtained in exchange for operating lease liabilities	—	—

The ROU assets obtained in exchange for operating lease liabilities excludes the transition amount of $15.7 million.

Supplemental balance sheet information related to leases was as follows:

September 30, 2019
Weighted-average remaining lease term - operating leases	5.1 years
Weighted-average discount rate - operating leases	4.5%

At September 30, 2019, our future minimum payments under operating leases were as follows (in thousands):

Remainder of 2019	$1,125
2020	3,635
2021	4,483
2022	4,042
2023	3,855
Thereafter	4,816
21,956
Less: imputed interest	(2,451)
$19,505

At December 31, 2018, our future minimum payments under operating leases were as follows (in thousands):

2019	$4,209
2020	3,542
2021	4,414
2022	4,042
2023	3,855
Thereafter	4,816
$24,878

NOTE I – Stock-Based Compensation

On August 22, 2019, we effected a two-for-one stock split of the Company’s common stock. There was no change in the number of authorized common shares of the Company. All share and per share data have been adjusted for all periods presented to reflect the stock split.

Our equity compensation plans provide for the grant of incentive and nonqualified stock options, as well as other stock-based awards including restricted stock and restricted stock units (“RSU”), to employees, non-employee directors and other consultants who provide services to us.  We also provide an employee stock purchase plan and 401(k) stock match.

Restricted stock awards result in the issuance of new shares when granted.  For other stock-based awards, new shares are issued when the award is exercised, vested or released according to the terms of the agreement.  In February 2019, 2,081,488 additional shares were reserved for future issuance under our 2010 Equity Incentive Plan.  At September 30, 2019, there were approximately 12,255,888 million shares available for grant under approved equity compensation plans.

We recognize stock-based compensation expense on a straight-line basis over the vesting period, except for expense relating to retirement-eligible employees which is recognized immediately upon the employee becoming retirement-eligible.

Stock-based compensation expense was allocated in the condensed consolidated statements of comprehensive income as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Cost of revenues	$778	$535	$2,027	$1,587
Operating expenses
Sales and marketing	784	691	2,208	2,054
Research and development	697	287	1,822	973
General and administrative	888	1,753	5,259	5,364
Total stock-based compensation expense	$3,147	$3,266	$11,316	$9,978

Stock-based compensation expense by plan type was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Stock options	$619	$677	$2,548	$2,670
Performance share units	152	74	1,226	960
Restricted stock units	1,719	1,976	5,581	4,727
Restricted stock awards	128	137	409	352
Employee stock purchase plan	186	109	547	332
401(k) stock match	343	293	1,005	937
Total stock-based compensation expense	$3,147	$3,266	$11,316	$9,978

As of September 30, 2019, there was approximately $21.3 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a straight-line basis over a weighted average period of 2.6 years.

Stock Options

Stock options generally vest over four years and have a contractual term of seven to ten years from the date of grant.  Our stock option activity was as follows:

		Weighted Average
	Options	Exercise Price
	(#)	($/share)
Outstanding at December 31, 2018	1,746,468	$25.93
Granted	184,194	53.92
Exercised	(309,310)	21.57
Forfeited	(39,818)	30.57
Outstanding at September 30, 2019	1,581,534	29.93

Of the total outstanding options at September 30, 2019, 1,129,294 were exercisable with a weighted average exercise price of $27.03 per share. The total outstanding options had a weighted average remaining contractual life of 3.2 years.

The weighted average grant date fair value of options granted during the first nine months of 2019 was $16.86 per share. This was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

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

Activity for our PSUs and RSUs was as follows:

		Weighted Average
	PSUs and RSUs	Grant Date Fair Value
	(#)	($/share)
Outstanding at December 31, 2018	754,670	$29.95
Granted	272,454	55.90
Vested and common stock issued	(190,624)	28.76
Forfeited	(28,144)	33.14
Outstanding at September 30, 2019	808,356	38.86

The number of RSUs outstanding at September 30, 2019 included 88,196 units that have vested, but for which shares of common stock have not yet been issued pursuant to the terms of the agreement.

Our restricted stock awards activity was as follows:

	Restricted Stock	Weighted Average Grant
	Awards (#)	Date Fair Value ($/share)
Outstanding at December 31, 2018	3,664	$37.22
Restricted common stock issued	9,840	51.80
Restrictions lapsed	(8,584)	45.58
Forfeited	—	—
Outstanding at September 30, 2019	4,920	$51.80

Employee Stock Purchase Plan

We have an employee stock purchase plan which allows participating employees to purchase shares of our common stock at a discount through payroll deductions.  The plan is available to all employees subject to certain eligibility requirements.  Participating employees may purchase common stock, on a voluntary after-tax basis, at a price that is the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period.  The plan consists of two six-month offering periods, beginning on January 1 and July 1 of each calendar year, respectively.  A total of 2.0 million shares of common stock are reserved for issuance under the plan.

For the offering periods that began on January 1, 2019 and January 1, 2018, we withheld approximately $1.2 million and $0.8 million from employees participating in the plan. For the offering periods that began on July 1, 2019 and July 1, 2018, we withheld approximately $0.7 million and $0.5 million from employees participating in the plan as of September 30, 2019 and 2018, respectively.

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

As of September 30, 2019, we do not have any unrecognized tax benefits nor any material accrued interest or tax penalties.

NOTE K – Net Income Per Share

Basic net income per share has been computed using the weighted average number of shares of common stock outstanding during each period.  Diluted net income per share also includes the impact of our outstanding potential common shares, including options, PSUs, RSUs and restricted awards.  Potential common shares that are anti-dilutive are excluded from the calculation of diluted net income per share.

The following table presents the components of the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator
Net income	$8,941	$8,061	$24,550	$16,731
Denominator
Weighted average common shares outstanding, basic	35,015	34,438	34,966	34,334
Options to purchase common stock	634	790	687	586
PSUs, RSUs and restricted stock awards	283	254	299	194
Weighted average common shares outstanding, diluted	35,932	35,482	35,952	35,114
Net income per share
Basic	$0.26	$0.23	$0.70	$0.49
Diluted	$0.25	$0.23	$0.68	$0.48
Antidilutive shares (in thousands)	240	—	164	54

Shares and per share data have been adjusted for all periods presented to reflect a two-for-one stock split effective August 22, 2019.

NOTE L – Subsequent Event

Subsequent to September 30, 2019, the Company’s board of directors authorized an increase and extension of its previously announced stock repurchase program pursuant to which the Company may, from time to time, purchase shares of its outstanding common stock. The stock repurchase program originally authorized the Company to purchase up to $50.0 million of its outstanding common stock and that amount has been increased by the board to $100.0 million. As of September 30, 2019, $9.3 million remained available under the previously unused stock repurchase program. The board also authorized an extension of the original expiration date of the stock repurchase program from November 2, 2019 to November 2, 2021. The number of shares to be purchased and the timing of purchases will be based on the price of the Company’s common stock, general business and market conditions and other investment considerations and factors.

The program does not obligate the Company to repurchase any specific number of shares and it may be suspended or discontinued at any time without prior notice. The Company intends to finance the share repurchase program with cash on hand.

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

For the three months ended September 30, 2019, our revenues were $70.9 million, an increase of 13% from the comparable period in 2018, and represented our 75th consecutive quarter of increased revenues.  Total operating expenses increased 7% for the same period in 2019 from 2018.  For the nine months ended September 30, 2019, revenues increased 13% and operating expenses increased 6% compared to the same period in 2018.

Key Financial Terms and Metrics

We have several key financial terms and metrics, including annualized average recurring revenues per recurring revenue customer, which we also refer to as wallet share.  During the three and nine months ended September 30, 2019, there were no changes in the definitions of our key financial terms and metrics, which are discussed in more detail under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K/A for the year ended December 31, 2018 as filed with the SEC.

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

A critical accounting policy is one that is both material to the presentation of our financial statements and requires us to make difficult, subjective or complex judgments relating to uncertain matters that could have a material effect on our financial condition and results of operations.  Accordingly, we believe that our policies for revenue recognition and business combinations are the most critical to fully understand and evaluate our financial condition and results of operations.

During the three and nine months ended September 30, 2019, there were no changes in our critical accounting policies or estimates.  See Note A to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K/A for the year ended December 31, 2018, as filed with the SEC, for additional information regarding our accounting policies.

Results of Operations

Three months ended September 30, 2019 compared to three months ended September 30, 2018

The following table presents our results of operations for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2019		2018		Change
		% of revenue		% of revenue	$	%
Revenues	$70,928	100.0%	$62,868	100.0%	$8,060	12.8%
Cost of revenues	23,263	32.8	20,411	32.5	2,852	14.0
Gross profit	47,665	67.2	42,457	67.5	5,208	12.3
Operating expenses
Sales and marketing	16,937	23.9	16,952	26.9	(15)	(0.1)
Research and development	7,743	10.9	5,146	8.2	2,597	50.5
General and administrative	10,725	15.1	11,174	17.8	(449)	(4.0)
Amortization of intangible assets	1,327	1.9	928	1.5	399	43.0
Total operating expenses	36,732	51.8	34,200	54.4	2,532	7.4
Income from operations	10,933	15.4	8,257	13.1	2,676	32.4
Other income (expense)
Interest income, net	843	1.2	628	1.0	215	34.2
Other expense, net	(165)	(0.2)	(219)	(0.3)	(54)	(24.7)
Change in earn-out liability	22	0.0	—	0.0	22	100.0
Total other income, net	700	1.0	409	0.7	291	71.1
Income before income taxes	11,633	16.4	8,666	13.8	2,967	34.2
Income tax expense	2,692	3.8	605	1.0	2,087	345.0
Net income	$8,941	12.6%	$8,061	12.8%	$880	10.9%

Revenues.  The increase in revenues resulted from two primary factors: the increase in recurring revenue customers and the retainment of annualized average recurring revenues per recurring revenue customer, which we also refer to as wallet share.

•	The number of recurring revenue customers increased 14% to 30,551 at September 30, 2019 from 26,869 at September 30, 2018.
•

Annualized average recurring revenues per recurring revenue customer, or wallet share, decreased slightly to $8,793 for the three months ended September 30, 2019 from $8,838 for the same period in 2018. The slight decrease in wallet share is due to the increase in recurring revenue customers.

Recurring revenues from recurring revenue customers accounted for 94% of our total revenues for the three months ended September 30, 2019, increasing from 93% for the same period in 2018. We anticipate that the number of recurring revenue customers and wallet share will increase as we increase the number of solutions we offer and increase the penetration of those solutions across our customer base.

Cost of Revenues.  The increase in cost of revenues for the three months ended September 30, 2019 was primarily due to an increase in personnel-related costs of $1.9 million, driven by increased salaries and benefits due to business growth and by increased headcount, consulting, and contract labor. As we continued to invest in the infrastructure supporting our platform, depreciation expense increased by $0.6 million.

Sales and Marketing Expenses.  The decrease in sales and marketing expense for the three months ended September 30, 2019 was primarily due to a decrease of $0.3 million in variable compensation earned by sales personnel and referred partners, offset by an increase of $0.1 million in salaries and benefits and an increase of $0.1 in stock-based compensation

Research and Development Expenses.  The increase in research and development expense for the three months ended September 30, 2019 was primarily due to increased headcount which resulted in an increase in personnel costs of $2.0 million and an increase in stock-based compensation expense of $0.4 million.

General and Administrative Expenses.  The decrease in general and administrative expense for the three months ended September 30, 2019 was driven by a decrease in stock-based compensation of $0.9 million primarily due to the timing of the Chief Executive Officer’s 2019 RSU grants compared to his 2018 RSU grants, offset by an increase of $0.2 million in cloud-based and software subscriptions and an increase of $0.2 million in miscellaneous service fees.

Other Income (Expense).  Interest income, net, other expense, net, and change in earn-out liability for the three months ended September 30, 2019 increased primarily due to increased interest income from investments, offset by realized foreign currency exchange gains, and decrease in the fair value of the earn-out liability.  The change in fair value of the earn-out liability for the three months ended September 30, 2019 was driven by an adjustment to the fair value of the EDIAdmin earnout liability due to estimated revenue at the earn-out measurement dates, December 31, 2019 and December 31, 2020.

Income Tax Expense.  The increase in income tax expense for the three months ended September 30, 2019 was primarily due to an increase in pre-tax income, as well as a decrease of $1.5 million in third quarter discrete tax benefits, primarily driven by a decrease in stock activity. Under ASU 2016-09, excess tax benefits generated upon the settlement or exercise of stock awards are recognized as a reduction to income tax expense and, as a result, we expect that our annual effective income tax rate will be volatile.

Adjusted EBITDA.  Adjusted EBITDA, which is a non-GAAP measure of financial performance, consists of net income adjusted for depreciation and amortization, interest expense, interest income, income tax expense, stock-based compensation expense, and other adjustments as necessary for a fair presentation.  Other adjustments included the impact of the fair value adjustment for the EDIAdmin earn-out liability.  The following table provides a reconciliation of net income to Adjusted EBITDA (in thousands):

	Three Months Ended
	September 30,
	2019	2018
Net income	$8,941	$8,061
Depreciation and amortization of property and equipment	2,819	2,132
Amortization of intangible assets	1,327	928
Interest income, net	(843)	(628)
Income tax expense	2,692	605
Stock-based compensation expense	3,147	3,266
Other	(22)	—
Adjusted EBITDA	$18,061	$14,364

Non-GAAP Income per Share.  Non-GAAP income per share, which is also a non-GAAP measure of financial performance, consists of net income plus stock-based compensation expense, amortization expense related to intangible assets, and other adjustments as necessary for a fair presentation, divided by the weighted average number of shares of common stock outstanding during each period.  Other adjustments included the impact of the fair value adjustment for the EDIAdmin earn-out liability. The following table provides a reconciliation of net income to non-GAAP income per share (in thousands, except per share amounts):

	Three Months Ended
	September 30,
	2019	2018
Net income	$8,941	$8,061
Stock-based compensation expense	3,147	3,266
Amortization of intangible assets	1,327	928
Other	(22)	—
Income tax effects of adjustments	(1,606)	(3,008)
Non-GAAP income	$11,787	$9,247
Shares used to compute non-GAAP income per share
Basic	35,015	34,438
Diluted	35,932	35,482
Non-GAAP income per share
Basic	$0.34	$0.27
Diluted	$0.33	$0.26

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018

The following table presents our results of operations for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,
	2019		2018		Change
		% of revenue		% of revenue	$	%
Revenues	$206,391	100.0%	$183,051	100.0%	$23,340	12.8%
Cost of revenues	68,330	33.1	60,571	33.1	7,759	12.8
Gross profit	138,061	66.9	122,480	66.9	15,581	12.7
Operating expenses
Sales and marketing	52,404	25.4	54,023	29.5	(1,619)	(3.0)
Research and development	20,444	9.9	15,571	8.5	4,873	31.3
General and administrative	33,674	16.3	31,278	17.1	2,396	7.7
Amortization of intangible assets	3,897	1.9	3,086	1.7	811	26.3
Total operating expenses	110,419	53.5	103,958	56.8	6,461	6.2
Income from operations	27,642	13.4	18,522	10.1	9,120	49.2
Other income (expense)
Interest income, net	2,233	1.1	1,589	0.9	644	40.5
Other income (expense), net	28	0.0	(541)	(0.3)	569	105.2
Change in earn-out liability	366	0.2	—	—	366	100.0
Total other income (expense), net	2,627	1.3	1,048	0.6	1,579	150.7
Income before income taxes	30,269	14.7	19,570	10.7	10,699	54.7
Income tax expense	5,719	2.8	2,839	1.6	2,880	101.4
Net income	$24,550	11.9%	$16,731	9.1%	$7,819	46.7%

Revenues. The increase in revenues resulted from two primary factors: the increase in recurring revenue customers and the retainment of annualized average recurring revenues per recurring revenue customer, which we also refer to as wallet share.

•	The number of recurring revenue customers increased 14% to 30,551 at September 30, 2019 from 26,869 at September 30, 2018.
•

Annualized average recurring revenues per recurring revenue customer, or wallet share, stayed level at $8,622 for the nine months ended September 30, 2019 compared to $8,612 for the same period in 2018.  The consistent wallet share is due to the increase in recurring revenue customers.

Recurring revenues from recurring revenue customers accounted for 94% of our total revenues for the nine months ended September 30, 2019, increasing from 93% for the same period in 2018.  We anticipate that the number of recurring revenue customers and wallet share will continue to increase as we increase the number of solutions we offer and increase the penetration of those solutions across our customer base.

Cost of Revenues.  The increase in cost of revenues for the nine months ended September 30, 2019 was primarily due to an increase of $5.4 million in personnel-related costs and $0.4 million in stock-based compensation, driven by continued business growth and by an increase in headcount and contractor labor. As we continued to invest in the infrastructure supporting our platform, depreciation expense increased by $1.6 million compared to the same period in 2018.

Sales and Marketing Expenses.  The decrease in sales and marketing expenses for the nine months ended September 30, 2019 was primarily due to decreased headcount which resulted in a decrease of $1.8 million of personnel-related costs, offset by a $0.2 million increase in stock-based compensation.

Research and Development Expenses.  The increase in research and development expenses for the nine months ended September 30, 2019 was primarily due to increased headcount which resulted in an increase in personnel costs of $3.6 million and an increase of stock-based compensation of $0.8 million.

General and Administrative Expenses.  The increase in general and administrative expenses for the nine months ended September 30, 2019 was driven by continued business growth which resulted in an increase in personnel-related costs of $1.0 million, software subscriptions costs of $0.8 million and bad debt expense of $0.6 million.

Other Income (Expense), net.  Interest income, net, other expense, net, and change in earn-out liability for the nine months ended September 30, 2019 increased over the same period in 2018 primarily due to increased income from investments and settlement and subsequent return of escrowed shared from the acquisition of Toolbox Solutions, Inc. (“Toolbox”) in 2016, offset by realized foreign currency exchange gains, and decrease in fair value of the earn-out liability. The change in earn-out liability for the nine months ended September 30, 2019 was $0.4 million in income driven by an adjustment to the fair value of the EDIAdmin earnout liability due to estimated revenue at the earn-out measurement dates, December 31, 2019 and December 31, 2020.

Income Tax Expense.  The increase in income tax expense for the nine months ended September 30, 2019, as compared to the same period in 2018, was primarily due to an increase in pre-tax income, as well as a decrease of $0.3 million in discrete tax benefits, primarily driven by a decrease in stock activity. Under ASU 2016-09, excess tax benefits generated upon the settlement or exercise of stock awards are recognized as a reduction to income tax expense and, as a result, we expect that our annual effective income tax rate will be volatile.

Adjusted EBITDA.  Adjusted EBITDA, which is a non-GAAP measure of financial performance, consists of net income adjusted for depreciation and amortization, interest expense, interest income, income tax expense, stock-based compensation expense, and other adjustments as necessary for a fair presentation.  Other adjustments included the impact of the fair value adjustment for the EDIAdmin earn-out liability, returned escrow shares related to the Toolbox acquisition, and an impairment of internally developed software.  The following table provides a reconciliation of net income to Adjusted EBITDA (in thousands):

	Nine Months Ended
	September 30,
	2019	2018
Net income	$24,550	$16,731
Depreciation and amortization of property and equipment	8,143	6,308
Amortization of intangible assets	3,897	3,086
Interest income, net	(2,233)	(1,589)
Income tax expense	5,719	2,839
Stock-based compensation expense	11,316	9,978
Other	(483)	—
Adjusted EBITDA	$50,909	$37,353

Non-GAAP Income per Share.  Non-GAAP income per share, which is also a non-GAAP measure of financial performance, consists of net income plus stock-based compensation expense, amortization expense related to intangible assets, and other adjustments as necessary for a fair presentation, divided by the weighted average number of shares of common stock outstanding during each period.  Other adjustments included the impact of the fair value adjustment for the EDIAdmin earn-out liability, returned escrow shares related to the Toolbox acquisition, and an impairment of internally developed software.  The following table provides a reconciliation of net income to Non-GAAP income per share (in thousands, except per share amounts):

	Nine Months Ended
	September 30,
	2019	2018
Net income	$24,550	$16,731
Stock-based compensation expense	11,316	9,978
Amortization of intangible assets	3,897	3,086
Other	(483)	—
Income tax effects of adjustments	(5,972)	(5,188)
Non-GAAP income	$33,308	$24,607
Shares used to compute non-GAAP income per share
Basic	34,966	34,334
Diluted	35,952	35,114
Non-GAAP income per share
Basic	$0.95	$0.72
Diluted	$0.93	$0.70

Liquidity and Capital Resources

At September 30, 2019, our principal sources of liquidity were cash, cash equivalents, certificates of deposit and marketable securities of $201.2 million and accounts receivable, net of allowance for doubtful accounts of $29.4 million.  Certificates of deposit and marketable securities are invested in accordance with our investment policy, with a goal of maintaining liquidity and capital preservation.  Our cash equivalents and marketable securities are held in highly liquid money market funds, commercial paper, federal agency securities and corporate debt securities.

The below table summarizes the activity within the statement of cash flows:

	Nine Months Ended
	September 30,
	2019	2018
Net cash provided by operating activities	$50,960	$37,547
Net cash used in investing activities	(26,629)	(14,690)
Net cash used in financing activities	$(8,538)	$(1,231)

Net Cash Flows from Operating Activities

The increase in operating cash flows was driven by continued business growth which resulted in increased net income and decreased deferred tax assets and was driven by continued acquisitions and business expansions which resulted in increased depreciation and amortization, offset by increased compensation due to an increase in headcount.

Net Cash Flows from Investing Activities

The change in net cash used in investing activities was primarily due to $11.5 million used for the MAPADOC acquisition.

Net Cash Flows from Financing Activities

The change in net cash used in financing activities was primarily due to the decrease in net proceeds from stock option exercises, offset by an increase in cash used for share repurchases.

Effect of Foreign Currency Exchange Rate Changes

Our results of operations and cash flows were not materially affected by fluctuations in foreign currency exchange rates.  We maintain approximately 5% of our total cash and cash equivalents outside of the U.S. in foreign currencies, primarily in Australian and Canadian dollars.  We believe that a significant change in foreign currency exchange rates or an inability to access these funds would not affect our ability to meet our operational needs.

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

Inflation and changing prices did not have a material effect on our business during the nine months ended September 30, 2019 and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt.  Additionally, we are not a party to any derivative contracts or synthetic leases.

Contractual and Commercial Commitment Summary

Our contractual obligations and commercial commitments as of September 30, 2019 are summarized below:

	Payments Due By Period (in thousands)
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations, including imputed interest	$21,956	$3,966	$8,286	$7,581	$2,123

Our contractual obligations and commercial commitments as of December 31, 2018 are summarized below:

	Payments Due By Period (in thousands)
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations, including imputed interest	$24,878	$4,209	$7,956	$7,896	$4,817

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

We did not have any outstanding debt as of September 30, 2019. Therefore, we do not have any material risk to interest rate fluctuations.

Foreign Currency Exchange Risk

We have revenue, expenses, assets and liabilities that are denominated in currencies other than the U.S. dollar, primarily the Australian dollar and Canadian dollar.  As of September 30, 2019, we maintained approximately 5% of our total cash and cash equivalents outside of the U.S. in foreign currencies.  We believe that a significant change in foreign currency exchange rates or an inability to access these funds would not affect our ability to meet our operational needs.  As we expand internationally, our results of operations and cash flows may be impacted by changes in foreign currency exchange rates, and would be adversely impacted when the U.S. dollar appreciates relative to other foreign currencies.  We have not used any forward contracts or currency borrowings to hedge our exposure to foreign currency exchange risk, although we may do so in the future.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019.

For the year ended December 31, 2018, management’s assessment of internal control over financial reporting excluded the internal control of EDIAdmin and CovalentWorks, which were acquired on October 3, 2018 and December 18, 2018, respectively. Pursuant to the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope for a period not to exceed one year from the date of acquisition, the scope of our most recent assessment did not include EDIAdmin or CovalentWorks. Our assessment of the effectiveness of internal control over financial reporting as of December 31, 2019 will include EDIAdmin and CovalentWorks. As of December 31, 2018, EDIAdmin and CovalentWorks represented approximately 2% and 6% of our total consolidated assets, respectively, and each represented less than 1% of our consolidated revenues as of and for the year ended December 31, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Disclosure regarding changes, if any, in internal control over financial reporting resulting from the acquisitions described will be included in the annual report in which the Company’s assessment that encompasses the acquired business is included.

For the quarter ended September 30, 2019, management’s assessment of our internal control over financial reporting excluded the internal control over financial reporting of the MAPADOC business, an operating unit of SWK Technologies, Inc., which was acquired on August 26, 2019. Pursuant to the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope for a period not to exceed one year from the date of acquisition, the scope of our most recent assessment did not include MAPADOC. For the three and nine months ended September 30, 2019, MAPADOC represented approximately 3% of our total consolidated assets and less than 1% of our consolidated revenues.

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

(c) Share Repurchases

The following table presents the total number of shares of our common stock that we purchased during the third quarter of 2019, the average price paid per share, the number of shares that we purchased as part of our publicly announced repurchase program and the approximate dollar value of shares that still could be repurchased at the end of the applicable period.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (1)(2)
July 1 - 31, 2019	72,384	$51.28	72,384	$11,643,000
August 1 - 31, 2019	44,472	$51.45	44,472	$9,355,000
September 1 - 30, 2019	—	—	—	$9,355,000
Total third quarter 2019	116,856	$51.35	116,856	$9,355,000

(1)

Pursuant to a $50.0 million share repurchase program that was announced by our board of directors on November 2, 2017. Under the program, purchases may be made from time to time in the open market through November 2, 2019.

(2)

Subsequent to September 30, 2019, our board of directors amended our share repurchase program to increase the amount of outstanding common stock it is authorized to purchase to $100.0 million and to extend the original expiration date of the program to November 2, 2021. For further information, see Note L.

Shares and per share data have been adjusted for all periods presented to reflect a two-for-one stock split effective August 22, 2019.

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

104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 25, 2019	SPS COMMERCE, INC.

/s/ KIMBERLY K. NELSON
Kimberly K. Nelson
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)