Form 10-K
period 2019-12-31
SPS COMMERCE INC
filed 2020-02-25
CIK 1092699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2019

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

As of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of the registrant’s common stock held by non-affiliates of the registrant (based upon the split adjusted closing sale price of $51.11 per share on the Nasdaq Global Market on such date) was approximately $1.8 billion.

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of February 7, 2020 was 34,862,316 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 2020 (the “2020 Proxy Statement”), which is expected to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

Overview

SPS Commerce is a leading provider of cloud-based supply chain management services that make it easier for retailers, suppliers, grocers, distributors, and logistics firms to orchestrate the management of item data, order fulfillment, inventory control, and sales analytics across all channels. Implementing and maintaining a suite of supply chain management capabilities is resource-intensive and is not a core competency for most businesses.

The services offered by SPS Commerce eliminate the need for on-premise software and support staff by taking on that capability on the customer’s behalf.  The services SPS Commerce provides enable our customers to increase their supply cycle agility, optimize their inventory levels and sell-through, reduce operational costs and gain increased visibility into customer orders, ensuring that suppliers, grocers, distributors, and logistics firms can satisfy exacting retailer requirements.

As of December 31, 2019, we had approximately 31,000 customers with contracts to pay us monthly fees, which we refer to as recurring revenue customers.  We have also generated revenues by providing our cloud-based supply chain management services to an additional 59,000 organizations that, together with our recurring revenue customers, we refer to as our customers.  Once connected to the SPS Commerce cloud-based Platform, our customers often require integrations to new organizations that represent an expansion of our cloud-based Platform and new sources of revenues for us.

For the years ended December 31, 2019, 2018 and 2017, we generated revenues of $279.1 million, $248.2 million, and $220.1 million, respectively.  Our fiscal quarter ended December 31, 2019 represented our 76th consecutive quarter of increased revenues.  Recurring revenues from recurring revenue customers accounted for 94%, 93% and 93% of our total revenues for the years ended December 31, 2019, 2018 and 2017, respectively.  Our revenues are not concentrated with any customer, as our largest customer represented less than 1% of total revenues for the years ended December 31, 2019, 2018, and 2017.

Our Solutions

SPS Commerce operates one of the largest retail trading partner networks in the world through cloud-based services that improve the way retailers, suppliers, grocers, distributors and logistics firms manage and fulfill orders, administer sell-through performance, and source new items. Approximately 90,000 customers across more than 70 countries are using SPS Commerce solutions to expand and optimize the performance of their trading relationships.

The SPS Commerce business model fundamentally changes how organizations use electronic communication to manage their omnichannel, supply chain, and other business requirements by replacing the collection of traditional, custom-built, point-to-point integrations with a model that facilitates a single automated connection to the entire SPS Commerce network of trading partners.

From that single connection, a member of our network can make use of the full suite of our services, from fulfillment automation to the analysis and optimization of item sell-through performance, to sourcing new items, retailing relationships, logistics providers, or other services.  These cloud services deliver value as stand-alone offerings but can also provide greater value when used collectively. This represents a fundamental change to fulfillment automation and enables inherent adaptability and flexibility not possible with traditional supply chain management system architectures.

Our Fulfillment solution allows customers to comply with numerous rulebooks for retailers, grocers, and distributors. Maintaining current connections with retailers, grocers, and distributors removes the need for their trading partners to continually stay up-to-date with their required rulebook change. The utilization of a cloud services model eliminates (or greatly reduces) the burden on trading partners to support and maintain an on-premise software application, thereby reducing their ongoing operating costs. As the transaction hub for trading partners, we can provide increased performance visibility and data analytics capabilities across their supply chains, each of which is difficult to gain from traditional, point-to-point integration solutions.

The following services are enabled through the SPS Commerce cloud-based Platform:

•

Trading Partner Community. The Community solution empowers retailers, grocers, and distributors to introduce changes to their supply chain requirements to their trading partner community, and onboard new vendors quickly to receive their first orders.

•

Trading Partner Fulfillment.  The Fulfillment solution provides fulfillment automation and replaces or augments an organization’s existing staff and trading partner electronic communication infrastructure by enabling easy compliance with retailers’ rulebooks, automatic, digital exchange of information among numerous trading partners through various protocols, and greater visibility into the journey of an order.

•

Trading Partner Assortment. The Assortment solution provides robust, extensible management of supply chain descriptions and measurements, store and shelf dimensions, warehouse dimensions, digital images/video, customer-facing descriptions and measurements, and warehouse information, enabling accurate orders, and rapid fulfillment.

•

Trading Partner Analytics.  The Analytics solution consists of data analytics applications that enable our customers to improve their visibility across their supply chains through greater analytics capabilities.  When focused on point-of-sale data, for example, retailers and suppliers can ensure inventory is located where demand is highest.  Additionally, retailers improve their visibility into supplier performance and their understanding of product sell-through.

•

Trading Partner Sourcing. Through the Sourcing solution, retailers can leverage our network for the retail industry, and source providers of new items, suppliers can connect with new retailers, and the broader retailing community can make connections to expand their business networks and grow.

•

Other Trading Partner Solutions.  We provide a number of peripheral solutions such as barcode labeling, planogram services, and our scan and pack application, which helps trading partners process information to streamline the picking and packaging process.

Our Customer and Sales Sources

As one of the largest providers of cloud services for retail supply chain management, the trading partner relationships that we enable among our retailer, supplier, grocer, distributor, and logistics customers naturally lead to new customer acquisition opportunities.

“Network Effect”

Once connected to our network, trading partners can exchange electronic supply chain information with each other. The value of our network increases with the number of trading partners connected to it. The addition of each new customer enables that new customer to communicate with our existing customers and permits our existing customers to do business with the new customer. Additionally, through our Sourcing solution, our community now has a social network focused on facilitating connections and business interactions among retailers and suppliers.  This “network effect” of adding additional customers to our solutions’ infrastructure creates a significant opportunity for existing customers to realize incremental sales by working with our new trading partners and vice versa. As a result of this increased volume of activity among our network participants, we earn additional revenues from these participants.

Business Development Efforts.

Our business development organization is tasked with finding new sources of revenue and the development of new business opportunities through channel partners and other areas that present an opportunity for growth.

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

Referrals from Our Customers. We also receive sales leads from our customers seeking to communicate electronically with their trading partners.  For example, a supplier may refer its third-party logistics provider or manufacturer, which is not in our network, to us.

Channel Partners. In addition to the customer acquisition sources identified above, we market and sell our solutions through a variety of channel partners, including software providers, resellers, system integrators, and logistics partners.  For example, software partners such as Microsoft, NetSuite, Oracle, SAP, Sage, and their business partner communities generate sales for us as part of broader enterprise resource planning, warehouse management system and/or transportation management system sales efforts.  Our logistics partners also drive new sales both by providing leads and by embedding our solutions as part of their service offerings.

Our Sales Force

We sell our solutions through a global sales force which is organized as follows:

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

•

Increase Revenues from Our Customer Base. We believe our overall customer satisfaction is strong and will lead our customers to further expand their use of the solutions they have purchased, as well as purchase additional services to continue improving the performance of their trading partner relationships, generating additional revenues for us.  We also expect to introduce new solutions to sell to our customers.  We believe our position as the incumbent supply chain management solution provider to our customers, our integration into our recurring revenue customers’ business systems, and the modular nature of our cloud-based Platform are conducive to deploying additional solutions with customers.

•

Expand Our Distribution Channels. We intend to grow our business by expanding our sales capacity to gain new customers.  We also believe there are valuable opportunities to promote and sell our solutions through collaboration with other providers.

•

Expand Our International Presence. We believe our presence in Asia Pacific, as well as in Europe, represents a significant competitive advantage.  We plan to increase our global sales efforts to obtain new customers around the world.  We intend to leverage our current global presence to increase the number of integrations we have with retailers in foreign markets to make our solutions more valuable to their trading partners based overseas.

•

Enhance and Expand Our Services. We intend to further improve and develop the functionality and features of our cloud-based Platform, including, from time to time, developing new solutions and applications.

•

Selectively Pursue Strategic Acquisitions.  The fragmented nature of our market provides an opportunity for selective acquisitions. We plan to evaluate potential acquisitions based on the number of new customers, revenue, functionality, or geographic reach the acquisition would provide relative to the purchase price and our ability to integrate and operate the acquired business. In 2019, we acquired the MAPADOC business, an operating unit of SWK Technologies, Inc., a leading provider of EDI System Automation solutions for the Sage and Acumatica markets. This acquisition further extended the power of our network.

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

Development

Our research and development efforts focus on maintaining, improving and enhancing our existing solutions, as well as developing new solutions and applications.  Our multi-tenant solutions serve all of our customers, which allows us to maintain relatively low research and development expenses and release software updates more frequently compared to traditional on-premise licensed software solutions that support multiple versions.  Our development efforts take place at our U.S. locations in Minnesota and New Jersey, as well as in Melbourne, Australia; Toronto, Canada; and Kiev, Ukraine.

Operations

We operate our infrastructure in third-party data centers located in Minnesota, New Jersey, Texas, and Melbourne, Australia, as well as provisioned services in cloud providers. In all cases, infrastructure and services are managed by us.

We have internal and third-party monitoring software that continually checks our cloud-based Platform and key underlying components for continuous availability and performance, helping ensure that the network is always available and providing desired service levels. We have a technology engineering team that includes system provisioning, management, maintenance, monitoring, and back-up.

We operate a service architecture using industry best practices to ensure multiple points of redundancy, high availability, and scale as needed.  Our databases are replicated between locations with a defined recovery point objective.

Our Customers

As of December 31, 2019, we had approximately 31,000 recurring revenue customers and approximately 90,000 total customers.  Our primary source of revenue is from small- to mid-sized suppliers.  We also generate revenues from other members of the supply chain ecosystem, including retailers, distributors, third-party logistics providers, and other trading partners.  Our revenues are not concentrated with any customer, as our largest customer represented less than 1% of total revenues for the years ended December 31, 2019, 2018, and 2017.

Competition

Vendors in the supply chain management industry offer solutions through three delivery methods: traditional on-premise software, cloud-based managed services, and cloud-based full-service solutions.

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

Cloud service vendors also compete with traditional on-premise software companies.  Traditional on-premise software companies focused on supply chain integration management include IBM Sterling Commerce and OpenText-GXS.  These companies offer a “do-it-yourself” method in which customers purchase, install, and manage specialized software, hardware and value-added networks for their supply chain integration needs.  This method requires customers to invest in staff to operate and maintain the software.  Traditional on-premise software companies use a single-tenant approach in which information maps to retailers are built for and used by one supplier, as compared to cloud service solutions that allow multiple customers to share information maps with a retailer.

Managed service providers focused on the supply chain management market include IBM Sterling Commerce, OpenText GXS, TrueCommerce, DiCentral, B2B Gateway, and many other small providers. These companies offer a cloud-based solution in which they develop and maintain the core technology, while the customer’s internal staff is responsible for the day-to-day customization, optimization, and operations of the technology.

In contrast, full-service providers, including SPS Commerce, offer cloud-based solutions that customize, optimize and operate the technology. This approach offloads the time-intensive process of managing these solutions, which is not a core competency for most businesses.

Customers of traditional on-premise software providers must typically make significant upfront investments in the supply chain management solutions these competitors provide, which can decrease the customers’ willingness to abandon their investments in favor of a cloud service solution.  Cloud service vendors compete with these traditional software solutions based on the total cost of ownership and flexibility.

Intellectual Property and Proprietary Content

SPS Commerce relies on a combination of copyright, trademark and trade secret laws as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand.  We enter into confidentiality and proprietary rights agreements with our employees, consultants and additional third parties, and control access to software, documentation and other proprietary information.  We have registered trademarks and pending trademark applications in the U.S. and certain foreign countries.

Depending on the jurisdiction, trademarks are generally valid as long as they are in use or their registrations are properly maintained, and they have not been found to have become generic.  Registrations of trademarks can also generally be renewed indefinitely as long as the trademarks are in use.  We do not have any patents, but we have pending patent applications.  Our trade secrets consist primarily of the software we have developed for our SPS Commerce cloud-based Platform and network.  Our software is also protected under copyright law, but we do not have any registered copyrights.

Employees

As of December 31, 2019, we had 1,363 employees.  We also employ independent contractors to support our operations.  We believe that our continued success will depend on our ability to continue to attract and retain skilled technical and sales personnel.  We have never had a work stoppage, and none of our employees are represented by a labor union.  We believe our relationship with our employees is good.

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

SPS Commerce, Inc.

Attention: Investor Relations

333 South Seventh Street

Suite 1000

Minneapolis, MN 55402

Information About our Executive Officers

Set forth below are the names, ages and titles of the persons serving as our executive officers.

Name	Age	Position
Archie C. Black	57	Chief Executive Officer and President
Kimberly K. Nelson	52	Executive Vice President and Chief Financial Officer
James J. Frome	55	Executive Vice President and Chief Operating Officer

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

If we are unable to attract new customers, or sell additional solutions to existing customers, or if our customers do not increase their use of our solutions, our revenue growth and profitability will be adversely affected.

To increase our revenues and achieve and maintain profitability, we believe that we must regularly add new customers, sell additional solutions to existing customers, and our customers must increase their use of the solutions for which they currently subscribe.  We intend to grow our business by retaining and attracting talent, developing strategic relationships with resellers, including resellers that incorporate our applications in their offerings, and increasing our marketing activities.  If we are unable to hire or retain quality personnel, convert companies that have been referred to us by our existing network into paying customers, ensure the effectiveness of our marketing programs, or if our existing or new customers do not perceive our solutions to be of sufficiently high value and quality, we might not be able to increase sales and our operating results will be adversely affected.  If we fail to sell our solutions to existing or new customers, we will not generate anticipated revenues from these solutions, our operating results will suffer, and we might be unable to grow our revenues or maintain profitability.

We do not have long-term contracts with most of our recurring revenue customers, and therefore a lack of success in maintaining or improving forecasted renewal rates will have adverse effects on revenue and financial results.

Our contracts with our recurring revenue customers typically allow the customer to cancel the contract for any reason with 30 to 90 days’ notice.  Our continued success therefore depends significantly on our ability to meet or exceed our recurring revenue customers’ expectations because most recurring revenue customers do not make long-term commitments to use our solutions.  In addition, if our reputation in the supply chain management industry is harmed or diminished for any reason, our recurring revenue customers have the ability to terminate their relationship with us on short notice and seek alternative supply chain management solutions.  We may also not be able to accurately predict future trends in customer renewals, and our customers’ renewal rates may decline or fluctuate because of several factors, including their dissatisfaction with our services, the cost of our services compared to the cost of services offered by our competitors and reductions in our customers’ spending levels.  If a significant number of recurring revenue customers seek to terminate their relationship with us, our business, results of operations and financial condition would be adversely affected in a short period of time.

Our quarterly results of operations may fluctuate in the future, which could result in volatility in our stock price.

Our quarterly revenues and results of operations have varied in the past and may fluctuate as a result of a variety of factors.  If our quarterly revenues or results of operations fluctuate or do not meet our guidance, the price of our common stock could decline significantly.  Fluctuations in our results of operations may be due to a number of factors, including, but not limited to, those listed below and identified throughout this “Risk Factors” section:

•	our ability to retain and increase sales to customers and attract new customers, including our ability to maintain and increase our number of recurring revenue customers;
•	the timing and success of introductions of new solutions or upgrades by us or our competitors;
•	the strength of the U.S and global economy, in particular, as it affects the U.S. retail sector;
•	the financial condition of our customers;
•	changes in our pricing policies or those of our competitors;
•	competition, including entry into the industry by new competitors;
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

Due to the foregoing factors, and other risks including those discussed in this Annual Report on Form 10-K, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on these comparisons of our past results of operations as an indication of our future performance. Our operating results in one or more future quarters may fall below the expectations of securities analysts and investors or below any guidance we may provide to the market. If this occurs, the trading price of our common stock could decline significantly.

Interruptions or delays from third-party data centers or to the telecommunications infrastructure we use or rely on could impair the delivery of our solutions and our business could suffer.

We use third-party data centers, located in Minnesota, New Jersey, Texas, and Australia, as well as provision services in cloud providers, to conduct our operations.  In all cases, infrastructure and services on which our cloud-based Platform runs are managed by us.  In addition, our ability to deliver our services depends on the development and maintenance of telecommunications infrastructure by third parties.  This includes maintenance of a reliable network backbone with the necessary speed, data capacity, bandwidth capacity, and security.  Our operations depend on the protection of the equipment and information we store in these third-party centers, or utilize from third-party telecommunications providers, against damage or service interruptions that may be caused by fire, flood, severe storm, power loss, telecommunications failures, natural disasters, war, criminal act, military action, terrorist attack, financial failure of the service provider, and other events beyond our control.  In addition, third party malfeasance, such as intentional misconduct by computer hackers, unauthorized intrusions, computer viruses, ransomware or denial of service attacks, may also cause substantial service disruptions.  A prolonged service disruption affecting our solutions for any of the foregoing reasons could damage our reputation with current and potential customers, expose us to liability, cause us to lose recurring revenue customers or otherwise adversely affect our business.  We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the data centers or telecommunication infrastructure we use or rely on, including the additional expense of transitioning to substitute facilities or service providers.

Our cloud-based supply chain management solutions are accessed by a large number of customers at the same time.  As we continue to expand the number of our customers and solutions available to our customers, we may not be able to scale our solutions and the technology we use or rely upon to meet the increased capacity requirements, which may result in interruptions or delays in service and harm our business.

The retail industry, which is key to our network, is a prime target for those that seek to steal confidential information and spread computer malware and viruses, and commit hacking, phishing attacks, spamming, ransomware, and pursue other cyber-attacks, any of which could harm our business and cause us to lose the confidence of our customers, which could significantly impact our business and results of operations.

As demonstrated by repeated material and high-profile data security breaches within the retail industry, computer malware, viruses, computer hacking, phishing attacks, spamming, ransomware, and other electronic threats have become more prevalent in our industry, have occurred on our systems in the past, and may occur on our systems in the future.  While we continue to expand our focus on this issue and are taking measures to safeguard our solutions and services from cybersecurity threats and vulnerabilities, cyber-attacks and other security incidents continue to evolve in sophistication and frequency.  Furthermore, given the interconnected nature of the retail supply chain and our significant presence in the retail industry, we believe that we are a particularly attractive target for such attacks.  In addition, our connection to the retail industry could present the opportunity for an attack on our system to serve as a way to obtain access into our users’ systems, which could have a material adverse effect on our financial condition and growth prospectus.  Our cloud-based Platform and solutions may also be breached due to employee or other error, intentional malfeasance and other third-party acts, and system errors or vulnerabilities, including vulnerabilities of our third-party vendors, customers, or otherwise.  Businesses in the retail industry have experienced material sales declines after discovering data security breaches, and our business could be similarly impacted.  The security and other costs directed towards reducing the likelihood and risks of an attack are high and may continue to increase. Furthermore, many U.S. states and international jurisdictions have enacted laws requiring companies to notify consumers of data security breaches involving their personal data.  These mandatory disclosures regarding a data security breach often lead to widespread negative publicity, which may cause our customers to lose confidence in our solutions and the effectiveness of our data security measures. Reputational value is based in large part on perceptions of subjective qualities.  While reputations may take years to build, data security breaches can quickly erode trust and confidence, particularly if they result in adverse mainstream and social media publicity, governmental investigations or litigation.  Though it is difficult to determine what harm may directly result from any specific data security breach, any failure to maintain performance, reliability, security and availability of our cloud-based Platform and solutions  to the satisfaction of our customers may harm our reputation, impair our ability to retain existing customers and attract new customers and expose us to legal claims and government action, each of which could have a material adverse impact on our financial condition, results of operations and growth prospects.

A failure to protect the integrity and security of our customers’ information and our customers’ information systems which we have access to could expose us to litigation, materially damage our reputation and harm our business, or lead to service disruptions, and the growing costs to avoid or reduce the risks of such a failure could adversely affect our results of operations.

Our business involves the collection and use of confidential information of our customers and their trading partners.  The collection and use of this information sometimes require our direct access to our customers’ information systems.  Although we are spending greater amounts of money and other resources to address cyber threats, we cannot assure you that these efforts to protect this confidential information and authorized access to such information systems will be successful.  Our security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise and result in someone obtaining unauthorized access to our customers’ information and information systems.  Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as usernames, passwords or other information in order to gain access to our customers’ data or our data or IT systems.  Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.  Malicious third parties may also conduct attacks designed to temporarily deny customers access to our services.

If our solutions or cloud-based Platform were to be the cause or conduit for any unauthorized access to our customers’ information or systems, including our failure to detect and appropriately respond to such unauthorized access, we could face service disruptions, be subject to legal claims and government action, experience an adverse effect on our reputation and need to incur significant additional costs to protect against similar failures in the future, each of which could adversely impact our financial condition, results of operations and growth prospects.  Litigation resulting from such claims may be costly, time-consuming and distracting to management.  In addition, because of the critical nature of information security and system access, any actual or perceived failure of our security measures could cause existing or potential customers not to use our solutions and harm our reputation.

We may experience service failures or interruptions due to defects in the hardware, software, infrastructure, third party components or processes that comprise our existing or new solutions, any of which could adversely affect our business.

Technology solutions like ours may contain undetected defects in the hardware, software, infrastructure, third party components or processes that are part of the solutions we provide.  If these defects lead to service failures, we could experience delays or lost revenues, diversion of software engineering resources, negative media attention or increased service costs as a result of performance claims during the period required to correct the cause of the defects.  We cannot be certain that defects will be avoided in our upgraded or new solutions, resulting in loss of, or delay in, market acceptance, which could have an adverse effect on our business, results of operations and financial condition.

Because customers use our cloud-based supply chain management solutions for critical business processes, any defect in our solutions, any disruption to our solutions or any error in execution could cause recurring revenue customers to cancel their contracts with us, cause potential customers to not  join our network and harm our reputation.  We could also be subject to litigation for actual or alleged losses to our customers’ businesses, which may require us to spend significant time and money in litigation or arbitration or to pay significant settlements or damages.  We do not currently maintain any warranty reserves.  Moreover, defending a lawsuit, regardless of its merit, could be costly and divert management’s attention and could cause our business to suffer.

The insurers under our existing liability insurance policy could deny coverage of a future claim that results from an error or defect in our technology or a resulting disruption in our solutions, or our existing liability insurance might not be adequate to cover any or all of the damages and other costs of such a claim.  Moreover, we cannot assure you that our current liability insurance coverage will continue to be available to us on acceptable terms or at all.  The successful assertion against us of one or more large claims that exceeds, or is not insured against by, our insurance coverage, or the occurrence of changes in our liability insurance policy, including an increase in premiums or imposition of large deductible or co-insurance requirements, could have an adverse effect on our business, financial condition and operating results.  Even if we succeed in litigation with respect to a claim, we are likely to incur substantial costs and our management’s attention will be diverted from our operations.

Our business is dependent on our ability to maintain and scale our technical infrastructure, and any failure to effectively maintain or scale such infrastructure could damage our reputation, result in a potential loss of revenue, and adversely affect our financial results.

Our reputation and ability to attract, retain and serve our customers is dependent upon the reliable performance of our cloud-based Platform and our underlying technical infrastructure and cloud providers.  As our user base and the amount and types of information shared on our cloud-based Platform continue to grow, we will need an increasing amount of technical infrastructure, including network capacity and computing power, to continue to satisfy the needs of our users.  It is possible that we or our cloud providers may fail to effectively maintain and scale our technical infrastructure to accommodate these increased demands.  Any failure to effectively maintain and grow our technical infrastructure could damage our reputation, result in a potential loss of customers, and adversely affect our financial results.

Our inability to adapt to rapid technological change could impair our ability to remain competitive.

The industry in which we compete is characterized by rapid technological change, frequent introductions of new products and evolving industry standards.  Existing products can become obsolete and unmarketable when vendors introduce products utilizing new technologies or new industry standards emerge, and as a result, it is difficult for us to predict the life cycles of our products.  Our ability to attract new customers and increase revenues from customers will depend in significant part on our ability to anticipate technological changes, and the corresponding impact on customer needs and evolving requirements, and future industry standards and to continue to enhance our existing solutions or introduce or acquire new solutions on a timely basis to keep pace with such technological developments.  The success of our enhanced or new solutions depend on several factors, including the timely completion, introduction and market acceptance of the enhancement or solution.  Any new solution we develop or acquire might not be introduced in a timely or cost-effective manner and might not achieve the broad market acceptance necessary to generate expected revenues.  If any of our competitors or new market entrants implement new technologies or upgrades to existing technologies before we are able to implement them, they may be able to provide more effective solutions than ours at lower prices.  Any delay or failure in the introduction of new or enhanced solutions could adversely affect our business, results of operations and financial condition. Moreover, the development of new solutions requires substantial investment and we have no assurance that such investments will achieve their expected benefits on a timely manner or at all, either of which could have a material adverse effect on our results of operations.

If we fail to protect our intellectual property and proprietary rights adequately, our business could suffer material adverse effects.

We believe that proprietary technology is essential to establishing and maintaining our leadership position.  We seek to protect our intellectual property through trade secrets, copyrights, confidentiality, non-compete and nondisclosure agreements, license agreements, trademarks, domain names and other measures, some of which afford only limited protection.  We do not have any issued patents or registered copyrights.  Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or reverse engineer aspects of our technology or to obtain and use information that we regard as proprietary.  We cannot assure you that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar or superior technology or design around our intellectual property.  In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the U.S.  Intellectual property protections may also be unavailable, limited or difficult to enforce in some countries, which could make it easier for competitors to capture market share.  Our failure to protect adequately our intellectual property and proprietary rights could adversely affect our business, financial condition and results of operations.

In addition, if we resort to legal proceedings to enforce our intellectual property rights or to determine the validity and scope of the intellectual property or other proprietary rights of others, the proceedings could be burdensome and expensive, even if we were to prevail.  Any such legal proceedings, including litigation, that are pursued in the future could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results or financial condition, regardless of whether we prevail in such proceedings.

An assertion by a third party that we are infringing its intellectual property, whether or not correct, could subject us to costly and time-consuming litigation or expensive licenses and our business might be materially harmed.

The supply chain management industry and its enabling technologies are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by frequent litigation based on allegations of infringement or other violations of intellectual property rights.  As we seek to extend our solutions, we could be constrained by the intellectual property rights of others.

We might not prevail in any intellectual property infringement litigation given, among other reasons, the complex technical issues and inherent uncertainties in such litigation.  Moreover, defending such claims, regardless of their merit, could be time-consuming and distracting to management, result in costly litigation or settlement, cause development delays, require us to enter into royalty or licensing agreements or require us to redesign our solutions to avoid infringement.  If our solutions violate any third-party proprietary rights, we could be required to withdraw those solutions from the market, re-develop those solutions or seek to obtain licenses from third parties, which might not be available on reasonable terms or at all.  Any efforts to re-develop our solutions, obtain licenses from third parties on favorable terms or license a substitute technology might be unsuccessful and, in any case, might substantially increase our costs and harm our business, financial condition and operating results. We also face risk of infringement or misappropriation claims if we hire an employee or contractor who possesses third party proprietary information and who decides to use such information in connection with our solutions, services, or business processes without such third party’s authorization. Regardless of the source of such misuse of third-party intellectual property, any resulting withdrawal of our solutions from the market might materially harm our business, financial condition and operating results.

In addition, we incorporate open source software into our cloud-based Platform.  Given the nature of open source software, third parties might assert copyright and other intellectual property infringement claims against us based on our use of certain open source software programs.  The terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that those licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to commercialize our solutions.  In that event, we could be required to seek licenses from third parties in order to continue offering our solutions, to re-develop our solutions or to discontinue sales of our solutions, or to release our proprietary software code under the terms of an open source license, any of which could have a material adverse effect on our business.

Any new solutions and changes to existing solutions we pursue could fail to attract or retain customers or generate expected revenues.

Our ability to retain, increase and engage our customers and to increase our revenues depends heavily on our ability to identify, develop and launch successful new solutions.  We may introduce significant changes to our existing solutions or develop and introduce new and unproven solutions which include or use technologies with which we have little or no prior development or operating experience.  If new or enhanced solutions fail to garner expected customer demand, we may fail to generate sufficient revenues, operating margin, or other value to justify our investments and our business may be adversely affected.

The market for cloud-based supply chain management solutions is at a relatively early stage of development.  If this market does not develop or develops more slowly than we expect, our revenues may decline or fail to grow and we may incur operating losses.

We derive, and expect to continue to derive, substantially all of our revenues from providing cloud-based supply chain management solutions to suppliers, retailers, distributors and logistics firms.  The market for cloud-based supply chain management solutions is in a relatively early stage of development, and it is uncertain whether these solutions will achieve and sustain high levels of demand and market acceptance.  Our success will depend on the willingness of retailers and their trading partners to accept our cloud-based supply chain management solutions as an alternative to traditional licensed hardware and software solutions.

Some suppliers, retailers, distributors, or logistics firms may be reluctant or unwilling to use our cloud-based supply chain management solutions for a number of reasons, including their existing investments in supply chain management hardware and licensed software and perceived loss of control over users data with a cloud-based solution.  Supply chain management functions traditionally have been performed using purchased or licensed hardware and software implemented by each supplier.  Because this traditional approach often requires significant initial investments to purchase the necessary technology and to establish systems that comply with retailers’ unique requirements, suppliers may be unwilling to abandon their current solutions for our cloud-based supply chain management solutions. Also, the traditional approach involves suppliers directly owning or controlling the hardware where their data is processed and stored. Some suppliers do not believe that the benefits of cloud-based solutions outweigh concerns over a loss of direct control of their data.

Other factors that may limit market acceptance of our cloud-based supply chain management solutions include:

•	our ability to maintain high levels of customer satisfaction;
•	our ability to maintain continuity of service for all users of our cloud-based Platform;
•	the price, performance and availability of competing solutions; and
•	our ability to address suppliers’ confidentiality concerns about information stored within our cloud-based solutions.

If retailers and their trading partners do not perceive the benefits of our cloud-based supply chain management solutions, or if retailers and their trading partners are unwilling to accept our cloud-based Platform as an alternative to the traditional approach, demand for our solutions may not continue to develop or may develop more slowly than we expect, either of which would significantly adversely affect our revenues and growth prospects.

Privacy concerns and laws, evolving regulation of cloud computing, cross-border data transfer restrictions and other domestic or foreign regulations may limit the use and adoption of our solutions and adversely affect our business.

Regulation related to the provision of services on the internet is increasing, as federal and state governments continue to adopt new laws and regulations addressing data privacy and the collection, processing, storage and use of personal information.  In some cases, foreign data privacy laws and regulations, such as the European Union’s General Data Protection Regulation, also governs our processing of personal information.  Further, laws are increasingly aimed at the use of personal information for marketing purposes, such as the European Union’s e-Privacy Directive, and the country-specific regulations that implement that directive.  Such laws and regulations are subject to differing interpretations and are inconsistent among jurisdictions.  These and other requirements could reduce demand for our solutions or restrict our ability to store and process data or, in some cases, impact our ability to offer our services and solutions in certain locations.

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

The costs of compliance with and other burdens imposed by laws, regulations and standards are significant and may limit the use and adoption of our services and reduce overall demand for them, or lead to material fines, penalties or liabilities for noncompliance.

Furthermore, concerns regarding data privacy may cause our customers’ customers to resist providing the data necessary to allow our customers to use our service effectively.  Even the perception that the privacy of personal information is not satisfactorily protected or does not meet regulatory requirements could inhibit sales and adoption of our cloud-based solutions.

Evolving regulation of the internet may increase our expenditures related to compliance efforts, which may adversely affect our financial condition.

As e-commerce continues to evolve, increasing regulation by federal, state or foreign agencies becomes more likely.  We are particularly sensitive to these risks because the internet is a critical component of our cloud-based business model.  For example, we believe that increased regulation is likely in the area of data privacy, and laws and regulations applying to the solicitation, collection, processing or use of personal or consumer information could affect our customers’ ability to use and share data, potentially reducing demand for solutions accessed via the internet and restricting our ability to store, process and share data with our clients via the internet.  In addition, taxation of services provided over the internet or other charges imposed by government agencies or by private organizations for accessing the internet may be imposed.  Any regulation imposing greater fees for internet use or restricting information exchange over the internet could result in a deceleration or decline in the use of the internet and the viability of internet-based services, which could materially harm our business.

Industry-specific regulation is evolving, and unfavorable or burdensome industry-specific laws, regulations or interpretive positions could harm our business.

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

We rely on third party infrastructure, software and services that could take a significant time, and involve a complex transition, to replace or upgrade.

We rely on infrastructure, software and services licensed from third parties to offer our cloud-based supply chain management solutions.  This infrastructure, software and services, as well as maintenance rights for this infrastructure, software and services, may not continue to be available to us on commercially reasonable terms, or at all.  If we lose the right to use or upgrade any of these licenses, our customers could experience delays or be unable to access our solutions until we can obtain and integrate equivalent technology.  There might not always be commercially reasonable hardware or software alternatives to the third-party infrastructure, software and services that we currently license.  Any such alternatives could be more difficult or costly to replace than the third-party infrastructure, software and services we currently license, and integration of the alternatives into our cloud-based Platform could require significant work and resources and delays, especially if the transition is complex.  Any delays or failures associated with our cloud-based Platform could injure our reputation with customers and potential customers and have an adverse effect on our business, results of operations and financial condition.

We may pursue acquisitions and our potential inability to successfully integrate or otherwise operate newly acquired companies or businesses could adversely affect our financial results.

Our growth plans include evaluations of potential acquisitions of other companies or their businesses.  If such evaluations lead to completed acquisitions, we face many risks commonly encountered with growth through acquisitions.  These risks include:

•	incurring significantly higher than anticipated capital expenditures and operating expenses;
•	failing to assimilate the operations, customers, and personnel of the acquired company or business;
•	disrupting our ongoing business;

•	dissipating or distracting our management resources;
•	dilution to existing stockholders from the issuance of equity securities;
•	liabilities or other problems associated with the acquired business;
•	incurring debt on terms unfavorable to us or that we are unable to repay;
•	becoming subject to adverse tax consequences, substantial depreciation or deferred compensation charges;
•	improper compliance with laws and regulations and exposure to other contingent liabilities;
•	failing to maintain uniform standards, controls and policies; and
•	impairing relationships with employees and customers as a result of changes in management.

Fully integrating an acquired company or business into our operations may take a significant amount of time. In addition, we may only be able to conduct limited due diligence on an acquired company’s operations.  Following an acquisition, we may be subject to liabilities arising from an acquired company’s past or present operations, including liabilities related to data security, encryption and privacy of customer data, and these liabilities may be greater than the warranty and indemnity limitations that we negotiate. We cannot assure you that we will be successful in overcoming these risks or any other problems encountered with acquisitions.  To the extent we do not successfully avoid or overcome the risks or problems related to any acquisitions, our results of operations and financial condition could be adversely affected.  Future acquisitions also could impact our financial position and capital needs and could cause substantial fluctuations in our quarterly and yearly results of operations.  Acquisitions could include significant goodwill and intangible assets, which may result in future impairment charges that would reduce our stated earnings.

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

In addition, we operate in parts of the world, such as Ukraine, that are recognized as having governmental corruption problems and where local customs and practices may not foster strict compliance with anti-corruption laws.  Our continued operation and potential expansion outside the U.S. could increase the risk of such violations in the future.  Despite our training and compliance programs, we cannot assure you that our internal control policies and procedures will protect us from unauthorized, reckless or criminal acts committed by our employees or agents, including by third parties we utilize in foreign jurisdictions. In the event that we believe, or have reason to believe, that our employees or agents have or may have violated applicable anti-corruption laws, including the U.S. Foreign Corrupt Practices Act, we may be required to investigate or have outside counsel investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management.  Violations of these laws may result in severe civil and criminal sanctions and penalties, which could disrupt our business and have a material adverse effect on our reputation, results of operations or financial condition.

The use of open source software in our products may expose us to additional risks and harm our intellectual property.

Some of our products use or incorporate software that is subject to one or more open source licenses.  Open source software is typically licensed under terms that require making the software freely accessible, usable and modifiable.  Failure to comply with these licenses may subject us to onerous requirements, such as offering our solutions that incorporate the open source software for no cost or making the source code we create based upon, incorporating, or using the open source software available for modifications or derivative works.  If an author or third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our services that contained the open source software and required to comply with the foregoing conditions, which could disrupt the distribution and sale of some of our services.

While we monitor the use of all open source software in our products, processes and technology and work to ensure that no open source software is used in such a way as to require us to disclose the source code to the related product or solution, such use could inadvertently occur.  Additionally, if a third-party software provider has incorporated certain types of open source software into software we license from such third party for our products and solutions, we could, under certain circumstances, be required to disclose the source code to our products and solutions.  This could harm our intellectual property position and have a material adverse effect on our business, results of operations, cash flow and financial condition.

Our operations may be adversely affected by ongoing developments in Ukraine.

The political and civil situation in Ukraine cannot be accurately predicted since the removal of President  Yanukovych from power by the Ukrainian parliament in late February 2014, which was followed by reports of Russian military activity in the Crimean region, and the election of Volodymyr Zelensky in May 2019.  Ukraine’s political activities remain fluid and beyond our control.  We also cannot predict the outcome of developments there or the reaction to such developments by U.S., European, U.N. or other international authorities.

We currently engage in software development activities in Ukraine and have been using the services of Ukraine based software developers since 2012 and have an office in Kiev.  While we continue to monitor the situation in Ukraine closely, any prolonged or expanded unrest, military activities, or sanctions, should they be implemented, could have a material adverse effect on our operations. Any disruption to our operations may be prolonged and require a transition to non-Ukraine based programmers, which may be more expensive and cause delays in programming deliverables and harm our business.

Our ability to use our U.S. net operating loss carryforwards might be limited.

As of December 31, 2019, we had net operating loss carryforwards of $34.0 million for U.S. federal tax purposes.  We also had $3.6 million of various state net operating loss carryforwards.  The net operating loss carryforwards for federal tax purposes will expire between 2020 and 2039 if not utilized.  The net operating loss carryforwards for state tax purposes will expire between 2021 and 2031 if not utilized.  To the extent these net operating loss carryforwards are available, we intend to use them to reduce the corporate income tax liability associated with our operations.

Section 382 of the U.S. Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that might be used to offset taxable income when a corporation has undergone significant changes in stock ownership.  We have performed a Section 382 analysis for the time period from our inception through December 8, 2010.  During this time period, it was determined that we had six separate ownership changes under Section 382.  We have not updated the Section 382 analysis subsequent to December 8, 2010; however, we believe there have not been any events subsequent to that date that would materially impact the analysis.  As of December 31, 2019, we had $21.6 million of net operating loss carryforwards subject to Section 382 limitations, of which we believe approximately $17.6 million will expire unused. The remaining $4.0 million is subject to a maximum annual utilization of approximately $1.0 million.  This utilization could be further restricted if any ownership changes occur in future years.  To the extent our use of net operating loss carryforwards is significantly limited, our taxable income could be subject to corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could result in lower profits.

We have incurred operating losses in the past and may incur operating losses in the future.

We began operating our supply chain management solution business in 1997.  We have experienced net losses and negative cash flows from operations in the past.  As of December 31, 2019, we had retained earnings of $49.0 million.  We expect our operating expenses to continue to increase in the future as we expand our operations and increase our customer base due to expected increased sales and marketing expenses, operating costs, research and development costs and general and administration costs.  If our revenues do not continue to grow to offset these increased expenses, we may not be profitable.  We cannot assure you that we will be able to maintain profitability.  You should not consider recent revenue growth as indicative of our future performance.  In fact, in future periods, we may not have any revenue growth, or our revenues could decline.  In addition, our ability to achieve profitability is subject to a number of risks and uncertainties, including those discussed herein, many of which are beyond our control.

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

We are subject to income taxes in the U.S. and various foreign jurisdictions, and our domestic and international tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•	changes in the valuation of our deferred tax assets and liabilities;
•	expected timing and amount of the release of tax valuation allowances;
•	expiration of, or detrimental changes in, research and development tax credit laws;
•	tax effects of stock-based compensation;
•	costs related to intercompany restructurings;
•	changes in tax laws, regulations, accounting principles or interpretations thereof; and
•	future earnings being lower than anticipated in countries where we have lower statutory tax rates and higher than anticipated earnings in countries where we have higher statutory tax rates.

In addition, we are subject to audits of our income and sales taxes by the Internal Revenue Service and other foreign and state tax authorities. Outcomes from these audits could have an adverse effect on our operating results and financial condition.

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

To remain competitive, we will need to invest continuously in software development, marketing, customer service and support, product delivery and other cloud-based Platform infrastructure.  However, we cannot assure you that new or established competitors will not offer solutions that are superior to or lower in price than ours or both.  We may not have sufficient resources to continue the investments in all areas of software development, marketing, customer service and support and infrastructure needed to maintain our competitive position.  In addition, some of our competitors are better capitalized than us, which may provide them with an advantage in developing, marketing or servicing new solutions.  Increased competition could reduce our market share, revenues and operating margins, increase our costs of operations and otherwise adversely affect our business.

Mergers or other strategic transactions involving our competitors could weaken our competitive position, which could harm our operating results.

Our industry is highly fragmented, and we believe it is likely that our existing competitors will continue to consolidate or will be acquired.  In addition, some of our competitors may enter into new alliances with each other or may establish or strengthen cooperative relationships with systems integrators, third-party consulting firms or other parties.  New entrants not currently considered to be competitors may also enter the market through acquisitions, partnerships, or strategic relationships.  Any such consolidation, acquisition, alliance or cooperative relationship could lead to pricing pressure, loss of customers and our loss of market share and could result in a competitor with greater financial, technical, marketing, service and other resources, all of which could have a material adverse effect on our business, operating results and financial condition. Furthermore, such consolidation and acquisitions will reduce the number of potential acquisition targets for us to pursue.

Economic weakness and uncertainty could adversely affect our revenue, lengthen our sales cycles and make it more difficult for us to forecast operating results accurately.

Our revenues depend significantly on general economic conditions and the sustainability and health of retailers.  Economic weakness and constrained retail spending adversely affected revenue growth rates in late 2008 and similar circumstances may result in slower growth, or reductions, in revenues and gross profits in the future.  We have experienced, and may experience in the future, reduced spending in our business due to financial turmoil affecting the U.S. and global economy, and other macroeconomic factors affecting spending behavior.  Uncertainty about future economic conditions increases the difficulty of forecasting operating results and making decisions about future investments.  In addition, economic conditions or uncertainty may cause customers and potential customers to reduce or delay technology purchases, including purchases of our solutions.  Our sales cycle may lengthen if purchasing decisions are delayed as a result of uncertain information technology or development budgets or contract negotiations become more protracted or difficult as customers institute additional internal approvals for information technology purchases.  Delays or reductions in information technology spending could have a material adverse effect on demand for our solutions, and consequently our results of operations and prospects.

Our continued growth could strain our personnel resources and infrastructure, and if we are unable to implement appropriate controls and procedures to manage our growth, we may not be able to implement our business plan successfully.

We have experienced a period of rapid growth in our headcount and operations.  To the extent that we are able to sustain such growth, it might place a significant strain on our management, administrative, operational and financial resources and infrastructure.  Our success will depend in part upon the ability of our senior management to manage this growth effectively.  To do so, we must continue to hire, train and manage new employees as needed.  If our new hires perform poorly, if we are unsuccessful in hiring, training, managing and integrating these new employees, if we are not successful in retaining our existing employees, or if our culture is adversely affected by any of the foregoing, our business would be harmed.  To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures.  The additional headcount we expect to be adding will increase our overhead and will make it more difficult for us to offset any future revenue or other performance shortfalls or projected shortfalls by reducing expenses in the short-term.  If we fail to successfully manage our growth, we will be unable to execute our business plan as expected.

If we fail to retain members of our senior management team, including our Chief Executive Officer and other key personnel, our business plan would be impacted, and we might not be able to implement our plan successfully.

Given the complex nature of the cloud-based technology through which our business operates and the speed with which such technology advances, our future success is dependent, in large part, upon our ability to attract and retain highly qualified managerial, technical and sales personnel.  The loss of any member of our senior management team or key personnel might significantly delay or prevent the achievement of our business objectives and could materially harm our business and our customer relationships.  In addition, because of the nature of our business, the loss of any significant number of our existing engineering, project management and sales personnel could have an adverse effect on our business, results of operations and financial condition.  Competition for talented personnel is intense, and we cannot be certain that we can retain our managerial, technical and sales personnel or that we can attract, assimilate or retain such personnel in the future.  Our inability to attract and retain such personnel could have an adverse effect on our business, results of operations and financial condition.

Our failure to maintain adequate internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 or to prevent or detect material misstatements in our annual or interim financial statements in the future could result in inaccurate financial reporting, or could otherwise harm our business and investor confidence in our financial reporting.

Ensuring that we have internal financial and accounting controls and procedures adequate to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated periodically.  The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures.  In particular, we are required to perform annual system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act.  Furthermore, implementing any appropriate future changes to our internal control over financial reporting may entail substantial costs in order to modify our existing accounting systems, may take a significant period of time to complete and may distract our officers, directors and employees from the operation of our business.  If we are not able to comply with the requirements of Section 404 in the future, or if material weaknesses are identified, our business could be harmed and investor confidence in our financial reporting diminished.

Our failure to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies could reduce our ability to compete successfully and adversely affect our results of operations.

We may need to raise additional capital due to shortfalls in cash flow or for other reasons, and we may not be able to obtain debt or additional equity financing on favorable terms, if at all.  If we raise additional equity financing, our security holders may experience significant dilution of their ownership interests and the value of shares of our common stock could decline.  If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, force us to maintain specified liquidity or other ratios or restrict our ability to pay dividends or make acquisitions.  If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

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

If open source, or other no-cost products and services, expand into enterprise application and supply chain software or solutions, our prices, revenues and operating results may decline.

The open source community is comprised of many different formal and informal groups of software developers and individuals who have created a wide variety of software and have made that software available for use, distribution and modification, often free of charge.  Open source software, such as the Linux operating system, has been gaining in popularity among business users.  If developers contribute enterprise and supply chain application software to the open source community, or if competitors make such software or service available at no cost, and that software or service has competitive features and scale to support  users in our markets, we may need to lower our product pricing and alter our distribution strategy to compete successfully, and our revenues and operating results may decline as a result.

Our stock price may be volatile.

Shares of our common stock were sold in our April 2010 initial public offering at a split adjusted price of $6.00 per share, and through December 31, 2019, our common stock has traded as high as a split adjusted price of $59.14 per share and as low as a split adjusted price of $4.23 per share.  An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock.  Some of the factors that may cause the market price of our common stock to fluctuate include:

•	fluctuations in our guidance and quarterly financial results or the guidance or quarterly financial results of companies perceived to be similar to us;
•	fluctuations in our recorded revenue, even during periods of significant sales order activity;
•	fluctuations in stock market volume;
•	changes in estimates of our financial results or recommendations by securities analysts;
•	failure of any of our solutions to achieve or maintain market acceptance;
•	changes in market valuations of companies perceived to be similar to us;
•	success of competitive products or services;
•	changes in our capital structure, such as future issuances of securities or the incurrence of debt;

•	announcements by us or our competitors of significant solutions, contracts, acquisitions or strategic alliances;
•	regulatory developments in the United States of America, foreign countries or both;
•	litigation involving our company, our general industry or both;
•	additions or departures of key personnel;
•	investors’ general perception of us; and
•	changes in general economic, industry and market conditions.

In addition, if the market for software or technology stocks or the stock market in general experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations.  If any of the foregoing occurs, it could cause our stock price to fall and may expose us to class action lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.

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

If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly.  The perception in the public market that our stockholders might sell shares of our common stock could also depress the market price of our common stock.  As of December 31, 2019, we had approximately 12.1 million shares of our common stock issuable under approved equity compensation plans which are covered by effective registration statements.

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

•

Kiev, Ukraine, where we lease approximately 10,000 square feet under an agreement that expires on April 26, 2020.  The lease includes one option to extend the term of the lease for two years and 11 months at a market rate determined in accordance with the lease. We will not renew this lease upon termination as we signed a new lease at a different location in December 2019. The new lease is approximately 17,000 square feet under an agreement that expires on May 31, 2025, includes a right of first offer to lease certain additional space and one option to extend the term for five years and six months at a market rate determined in accordance with the lease.

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

Stockholders of Record.  As of February 7, 2020, we had 72 stockholders of record of our common stock, excluding holders whose stock is held either in nominee name and/or street name brokerage accounts.

Dividends.  We have not historically paid cash dividends on our common stock.  We currently intend to retain our future earnings, if any, to finance the operation and expansion of our business, and, therefore, we do not expect to pay cash dividends on our common stock in the foreseeable future.  Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, outstanding indebtedness and plans for expansion and restrictions imposed by lenders, if any.

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

The graph below compares the cumulative total stockholder return of our common stock with that of the Nasdaq US Benchmark TR Index and the Nasdaq US Benchmark Computer Services TR Index from December 31, 2014 through December 31, 2019, utilizing the last trading day of each respective year.  The graph assumes that $100 was invested in shares of our common stock, the Nasdaq US Benchmark TR Index and the Nasdaq US Benchmark Computer Services TR Index at the close of market on December 31, 2014, and that dividends, if any, were reinvested.  The comparisons in this graph are based on historical data and are not intended to forecast or be indicative of future performance of our common stock.

Comparison of Cumulative Total Returns of SPS Commerce, Inc., Nasdaq US Benchmark TR Index and

Nasdaq US Benchmark Computer Services TR Index

		Nasdaq US	Nasdaq US
		Benchmark	Benchmark Computer
	SPS Commerce	TR Index	Services TR Index
12/31/2014	100.0	100.0	100.0
12/31/2015	124.0	100.5	97.9
12/30/2016	123.4	113.6	156.9
12/29/2017	85.8	137.8	127.1
12/31/2018	145.5	130.3	116.3
12/31/2019	195.7	171.0	148.0

Recent Sales of Unregistered Securities; Use of Proceeds from Sales of Registered Securities

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On November 2, 2017, our board of directors authorized a program to repurchase up to $50.0 million of common stock. Under this program, we repurchased 417,564 shares at a cost of $20.6 million and 579,490 shares at a cost of $19.9 million for the years ended December 31, 2019 and 2018, respectively. On November 2, 2019, $3.7 million expired from the November 2, 2017 repurchase program.  Shares have been adjusted for all periods to reflect a two-for-one stock split effective August 22, 2019.

On November 2, 2019, our board of directors authorized a new program to repurchase up to $50 million of common stock. Under the program, purchases may be made from time to time in the open market over two years. As of December 31, 2019, $50.0 million of the share repurchase authorized was available for future share repurchases.

The following table presents the total number of shares of our common stock that we purchased during the fourth quarter of 2019, the average price paid per share, the number of shares that we purchased as part of our publicly announced repurchase program and the approximate dollar value of shares that still could be repurchased at the end of the applicable period.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (1)(2)
October 1 - 31, 2019	117,014	$48.30	117,014	$3,703,000
November 1 - 30, 2019	—	—	—	$50,000,000
December 1 - 31, 2019	—	—	—	$50,000,000
Total fourth quarter 2019	117,014	$48.30	117,014	$50,000,000

(1)

Pursuant to a $50.0 million share repurchase program that was announced by our board of directors on November 2, 2017. Under the program, purchases may be made from time to time in the open market through November 2, 2019.  This program expired on November 2, 2019 with $3.7 million shares unused for stock repurchases.

(2)

Pursuant to a $50.0 million share repurchase program that was announced by our board of directors on November 2, 2019. Under the program, purchases may be made from time to time in the open market through November 2, 2021.

See Note L to our consolidated financial statements, included in this Annual Report on Form 10-K, for additional information regarding our stock repurchase program.

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

The statements of income data for each of the years ended December 31, 2019, 2018 and 2017, the balance sheet data as of December 31, 2019 and 2018, and the operating data relating to Adjusted EBITDA and non-GAAP income per diluted share for each of the years ended December 31, 2019, 2018 and 2017 have been derived from our audited consolidated financial statements, which are included in this Annual Report on Form 10-K.

The statement of income data for the year ended December 31, 2016, the balance sheet data as of December 31, 2017, and the operating data relating to Adjusted EBITDA and non-GAAP income per diluted share for the year ended December 31, 2016 have been derived from our audited consolidated financial statements which are not included in this Annual Report on Form 10-K, but which have been included in prior Annual Reports on Form 10-K filed with the SEC.

The statement of income data for the year ended December 31, 2015, the balance sheet data as of December 31, 2016 and 2015, and the operating data relating to Adjusted EBITDA and non-GAAP income per diluted share for each of the year ended December 31, 2015 have been derived from our audited consolidated financial statements which are not included in this Annual Report on Form 10-K, but which have been included in prior Annual Reports on Form 10-K filed with the SEC.  These statements do not reflect our adoption of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs – Contracts with Customers (Subtopic 340-40).

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

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands, except per share data)
Statements of Income Data
Revenues	$279,124	$248,240	$220,085	$193,153	$158,518
Cost of revenues (1)	92,239	81,748	73,625	64,346	50,043
Gross profit	186,885	166,492	146,460	128,807	108,475
Operating expenses
Sales and marketing (1)	70,140	71,719	71,261	66,876	55,374
Research and development (1)	28,305	22,087	23,183	21,981	17,954
General and administrative (1)	44,719	41,862	37,461	28,827	24,817
Amortization of intangible assets	5,315	4,093	4,574	4,738	3,307
Total operating expenses	148,479	139,761	136,479	122,422	101,452
Income from operations	38,406	26,731	9,981	6,385	7,023
Other income (expense)
Interest income, net	2,947	2,329	1,032	601	197
Other income (expense), net	272	(626)	(320)	732	(145)
Change in earn-out liability	445	(94)	—	—	—
Total other income (expense), net	3,664	1,609	712	1,333	52
Income before income taxes	42,070	28,340	10,693	7,718	7,075
Income tax expense	8,358	4,468	10,342	2,755	2,436
Net income	$33,712	$23,872	$351	$4,963	$4,639

Net income per share
Basic	$0.96	$0.69	$0.01	$0.15	$0.14
Diluted	$0.94	$0.68	$0.01	$0.14	$0.14
Weighted average common shares outstanding
Basic	35,024	34,392	34,366	33,894	33,130
Diluted	36,002	35,212	34,712	34,482	34,064

Shares and per share data have been adjusted for all periods presented to reflect a two-for-one stock split effective August 22, 2019.

	As of December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$179,252	$133,859	$123,127	$115,877	$121,538
Working capital	223,591	193,093	180,386	156,359	142,552
Total assets	447,440	386,123	339,738	300,080	261,731
Long-term liabilities	24,534	10,627	7,682	8,721	15,312
Total stockholders' equity	354,876	318,974	288,111	257,767	222,185

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(Unaudited, adjusted EBITDA in thousands)
Operating Data
Adjusted EBITDA (2)	$69,763	$51,301	$34,170	$25,370	$22,620
Non-GAAP income per diluted share with tax adjustments (3)	$1.28	$0.96	$0.51	$0.34	$0.32
Recurring revenue customers (4)	30,771	29,308	25,751	24,805	23,410

Per share data have been adjusted for all periods presented to reflect a two-for-one stock split effective August 22, 2019.

_____________

(1)	See stock-based compensation disclosures in Note M, expense was as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017	2016	2015
Cost of revenues	$2,819	$2,168	$1,887	$1,309	$989
Sales and marketing	2,946	2,675	2,197	2,412	1,978
Research and development	2,651	1,505	949	618	640
General and administrative	6,274	6,162	7,694	3,684	2,772
Total	$14,690	$12,510	$12,727	$8,023	$6,379

(2)

Adjusted EBITDA consists of net income adjusted for depreciation and amortization, interest expense, interest income, income tax expense, stock-based compensation expense, the discrete impact from tax law change and other adjustments as necessary for a fair presentation.  In 2017, the discrete impact from tax law change included $6.8 million of tax expense related to The Tax Cuts and Jobs Act (“Tax Act”) reduction in the corporate tax rate to 21.0% resulting in a decrease in our net deferred tax assets.  Other adjustments included the impact of the fair value adjustment for the EDIAdmin earn-out liability in 2019 and 2018, returned escrow shares in 2019 related to the acquisition of ToolBox Solutions (“ToolBox”), loss on disposals in 2019, impairment of internally developed software in 2019, the fair value adjustment for the ToolBox share-based earn-out liability in 2016, as well as the impact of use tax refunds in 2015 related to items previously expensed.  We use Adjusted EBITDA as a measure of operating performance because it assists us in comparing performance on a consistent basis, as it removes the impact of our capital structure from our operating results.  We believe Adjusted EBITDA is useful to an investor in evaluating our operating performance because it is widely used to measure a company’s operating performance without regard to items such as depreciation and amortization, which can vary depending upon accounting methods and the book value of assets, and to present a meaningful measure of corporate performance exclusive of our capital structure and the method by which assets were acquired.  The following table provides a reconciliation of net income to Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2019	2018	2017	2016	2015
Net income	$33,712	$23,872	$351	$4,963	$4,639
Depreciation and amortization	16,438	12,686	11,782	11,336	9,572
Interest income, net	(2,947)	(2,329)	(1,032)	(601)	(197)
Income tax expense	8,358	4,468	3,544	2,755	2,436
Discrete impact from tax law change	—	—	6,798	—	—
Stock-based compensation expense	14,690	12,510	12,727	8,023	6,379
Other	(488)	94	—	(1,106)	(209)
Adjusted EBITDA	$69,763	$51,301	$34,170	$25,370	$22,620

(3)

Non-GAAP income per share consists of net income plus stock-based compensation expense, amortization expense related to intangible assets, the discrete impact from tax law change and other adjustments as necessary for a fair presentation, divided by the weighted average number of shares of common stock outstanding during each period.  Other adjustments included the impact of the fair value adjustment for the EDIAdmin earn-out liability in 2019 and 2018, returned escrow shares in 2019 related to the acquisition of ToolBox, depreciation on asset retirements and disposals in 2019, impairment of internally developed software in 2019, and the fair value adjustment for the ToolBox share-based earn-out liability in 2016.

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

We believe non-GAAP income per share is useful to an investor because it is widely used to measure a company’s operating performance.  The following table provides a reconciliation of net income to non-GAAP income per share (in thousands, except per share amounts):

	Year Ended December 31,
	2019	2018	2017	2016	2015
Net income	$33,712	$23,872	$351	$4,963	$4,639
Stock-based compensation expense	14,690	12,510	12,727	8,023	6,379
Amortization of intangible assets	5,315	4,093	4,574	4,738	3,307
Discrete impact from tax law change	—	—	6,798	—	—
Other	(488)	94	—	(1,106)	—
Non-GAAP income as historically reported	N/A	N/A	N/A	$16,618	$14,325
Income tax effects of adjustments	(7,304)	(6,594)	(6,775)	(4,870)	(3,566)
Non-GAAP income with tax adjustments	$45,925	$33,975	$17,675	$11,748	$10,759
Shares used to compute non-GAAP income per share
Basic	35,024	34,392	34,366	33,894	33,130
Diluted	36,002	35,212	34,712	34,482	34,064
Non-GAAP income per share with tax adjustments
Basic	$1.31	$0.99	$0.51	$0.35	$0.32
Diluted	$1.28	$0.96	$0.51	$0.34	$0.32
Non-GAAP income per share as historically reported
Basic	N/A	N/A	N/A	$0.49	$0.43
Diluted	N/A	N/A	N/A	$0.48	$0.42

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

For the years ended December 31, 2019, 2018 and 2017, we generated revenues of $279.1 million, $248.2 million and $220.1 million, respectively.  Our fiscal quarter ended December 31, 2019 represented our 76th consecutive quarter of increased revenues.  Recurring revenues from recurring revenue customers accounted for 94%, 93% and 93% of our total revenues for the years ended December 31, 2019, 2018 and 2017, respectively.  Our revenues are not concentrated with any customer, as our largest customer represented less than 1% of total revenues for the years ended December 31, 2019, 2018 and 2017.

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

Cost of Revenues and Operating Expenses

Cost of Revenues.  Cost of revenues consist primarily of personnel costs for our customer success and implementation teams, customer support personnel and application support personnel.  Cost of revenues also includes our cost of network services, which is primarily data center costs for the locations where we keep the equipment that serves our customers, cloud provider services, and connectivity costs that facilitate electronic data transmission between our customers and their trading partners.

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

Other Metrics

Recurring Revenue Customers.  As of December 31, 2019, we had approximately 31,000 customers with contracts to pay us monthly fees, which we refer to as recurring revenue customers.  We report recurring revenue customers as of the end of a period.  A small portion of our recurring revenue customers consist of separate units within a larger organization.  We treat each of these units, which may include divisions, departments, affiliates and franchises, as distinct customers.

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

Critical Accounting Policies and Estimates

The discussion of our financial condition and results of operations is based upon our consolidated financial statements, which are prepared in accordance with GAAP.  The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures.  On an ongoing basis, we evaluate our estimates and assumptions.  We base our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe to be reasonable.  Our actual results may differ from these estimates under different assumptions or conditions.

We believe that our significant accounting policies, which are described in the notes to our consolidated financial statements, involve a greater degree of judgment and complexity and are material to our financial statement presentation.  A critical accounting policy is one that is both material to the presentation of our financial statements and requires us to make difficult, subjective or complex judgments for uncertain matters that could have a material effect on our financial condition and results of operations.  Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

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

Certain contracts contain set-up fees that constitute a material renewal option right. This material right provides customers a significant future incentive that would not be otherwise available to that customer unless they entered into the contract as the set-up fees will not be incurred again upon contract renewal.

For our Fulfillment solution, we have determined that the set-up fees and related costs represent a material renewal option right to our customers as they will not be incurred again upon renewal.  These set-up fees and related costs are deferred and recognized ratably over two years, which is the estimated period for which a material right is present for our customers.

For our Analytics solution, we have determined that the set-up fees do not represent a material customer renewal right and, as such, are deferred and recognized ratably over the estimated initial contract term, which is one year.

Internal-Use Software

Internal-use software consists of capitalized costs incurred during the application development stage, which include costs related to the design of the chosen path, coding, installation of the hardware necessary to run the software, and any testing done before the operational stage. Costs incurred during the preliminary project stage and post-implementation stage are expensed as incurred. Internal-use software is depreciated over the estimated useful life, commencing on the date when the asset is ready for its intended use. Depreciation is computed using the straight-line method. Maintenance and enhancements of internal-use software are expensed as incurred. The assets and related accumulated depreciation are adjusted for asset retirements and disposals with the resulting gain or loss included in our consolidated statements of comprehensive income.

Results of Operations

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

The following table presents our results of operations for the periods indicated (in thousands):

	Year Ended December 31,
	2019		2018		Change
		% of revenues		% of revenues		%
Revenues	$279,124	100.0%	$248,240	100.0%	$30,884	12.4%
Cost of revenues	92,239	33.0	81,748	32.9	10,491	12.8
Gross profit	186,885	67.0	166,492	67.1	20,393	12.2
Operating expenses
Sales and marketing	70,140	25.2	71,719	28.9	(1,579)	(2.2)
Research and development	28,305	10.1	22,087	8.9	6,218	28.2
General and administrative	44,719	16.0	41,862	16.9	2,857	6.8
Amortization of intangible assets	5,315	1.9	4,093	1.6	1,222	29.9
Total operating expenses	148,479	53.2	139,761	56.3	8,718	6.2
Income from operations	38,406	13.8	26,731	10.8	11,675	43.7
Other income (expense)
Interest income, net	2,947	1.0	2,329	0.9	618	26.5
Other income (expense), net	272	0.1	(626)	(0.3)	898	143.5
Change in earn-out liability	445	0.2	(94)	(0.0)	539	573.4
Total other income, net	3,664	1.3	1,609	0.6	2,055	127.7
Income before income taxes	42,070	15.1	28,340	11.4	13,730	48.4
Income tax expense	8,358	3.0	4,468	1.8	3,890	87.1
Net income	$33,712	12.1%	$23,872	9.6%	$9,840	41.2%

Revenues.  The increase in revenues resulted from two primary factors: the increase in recurring revenue customers, which is driven by continued business growth and by business acquisitions, and the increase in average recurring revenues per recurring revenue customer, which we also refer to as wallet share.

•	The number of recurring revenue customers increased 5% to 30,771 at December 31, 2019 from 29,308 at December 31, 2018.
•	Wallet share increased 4% to $8,722 at December 31, 2019 from $8,378 at December 31, 2018. This was primarily attributable to increased usage of our solutions by our recurring revenue customers.

Recurring revenues from recurring revenue customers increased 14% in 2019, as compared to 2018, and accounted for 94% of our total revenues in 2019, as compared to 93% in 2018. We anticipate that the number of recurring revenue customers and wallet share will continue to increase as we increase the number of solutions we offer and increase the penetration of those solutions across our customer base.

Cost of Revenues. The increase in cost of revenues was primarily due to a $7.1 million increase in personnel-related costs and $0.7 million in stock-based compensation expense, driven by increased salaries and benefits due to business growth and by increased headcount, consulting, and contract labor. As we continued to invest in the infrastructure supporting our cloud-based platform, depreciation expense increased by $2.1 million.

Sales and Marketing Expenses. The decrease in sales and marketing expenses was primarily due to a decrease of $1.5 million in personnel-related costs and a decrease of $0.8 million in variable compensation earned by sales personnel and partner referrals. The decrease was offset by an increase of $0.3 million in promotional expenses, an increase of $0.3 million in stock-based compensation, and an increase of $0.2 million in software subscriptions.

Research and Development Expenses. The increase in research and development expenses was primarily due to a $4.6 million increase in personnel-related costs and a $1.1 million increase in stock-based compensation expense driven by continued business growth which led to increased headcount and increases to expenses for consulting, contract labor, salaries, benefits, and stock-based compensation.

General and Administrative Expenses.  The increase in general and administrative expenses was primarily due to continued business growth, which drove a $1.1 million increase in personnel-related costs (headcount, salaries and benefits) and a $2.3 million increase in software subscriptions, credit card fees, and bad debt expense, offset by a decrease of $0.7 million in charitable contributions.

Amortization of Intangible Assets.  The increase in amortization of intangible assets was driven by the amortization of the acquired intangible assets related to EDIAdmin and CovalentWorks in the fourth quarter of 2018 and to MAPADOC in the third quarter of 2019.

Other Income (Expense), net.  The increase in interest income, net, other income (expense), net, and change in earn-out liability was primarily due to increased interest income from investments, returned escrow shares related to the acquisition of ToolBox, and the decrease in the fair value of the earn-out liability, offset by impairment of internally developed software. The change in fair value of the earn-out liability was driven by an adjustment to the fair value of the EDIAdmin earnout liability due to actual and estimated revenue at the earn-out measurement dates, December 31, 2019 and December 31, 2020.

Income Tax Expense.  The increase in income tax expense was primarily due to the increase in pre-tax net income. See Note N to our consolidated financial statements, included in this Annual Report on Form 10-K, for additional information regarding our income taxes.

Adjusted EBITDA.  Adjusted EBITDA, which is a non-GAAP measure of financial performance, consists of net income adjusted for depreciation and amortization, interest expense, interest income, income tax expense, stock-based compensation expense, and other adjustments as necessary for a fair presentation.  Other adjustments included the impact of an earn-out adjustment related to the EDIAdmin acquisition in 2019 and 2018, returned escrow shares in 2019 related to the acquisition of ToolBox, depreciation on asset retirements and disposals in 2019, and an impairment of internally developed software in 2019.  The following table provides a reconciliation of net income to Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2019	2018
Net income	$33,712	$23,872
Depreciation and amortization	16,438	12,686
Interest income, net	(2,947)	(2,329)
Income tax expense	8,358	4,468
Stock-based compensation expense	14,690	12,510
Other	(488)	94
Adjusted EBITDA	$69,763	$51,301

Non-GAAP Income per Share.  Non-GAAP income per share, which is also a non-GAAP measure of financial performance, consists of net income plus stock-based compensation expense, amortization expense related to intangible assets, and other adjustments as necessary for a fair presentation, divided by the weighted average number of shares of common stock outstanding during each period.  Other adjustments included the impact of the fair value adjustment for the EDIAdmin share-based earn-out liability in 2019 and 2018, returned escrow shares in 2019 related to the acquisition of ToolBox, depreciation on asset retirements and disposals in 2019, and an impairment of internally developed software in 2019.

To quantify the tax effects, we recalculated income tax expense excluding the direct book and tax effects of the specific items constituting the non-GAAP adjustments.  The difference between this recalculated income tax expense and GAAP income tax expense is presented as the income tax effect of the non-GAAP adjustments.

The following table provides a reconciliation of net income to non-GAAP income per share (in thousands, except per share amounts):

	Year Ended December 31,
	2019	2018
Net income	$33,712	$23,872
Stock-based compensation expense	14,690	12,510
Amortization of intangible assets	5,315	4,093
Other	(488)	94
Income tax effects of adjustments	(7,304)	(6,594)
Non-GAAP income	$45,925	$33,975
Shares used to compute non-GAAP income per share
Basic	35,024	34,392
Diluted	36,002	35,212
Non-GAAP income per share
Basic	$1.31	$0.99
Diluted	$1.28	$0.96

Shares and per share data have been adjusted for all periods presented to reflect a two-for-one stock split effective August 22, 2019.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

The discussion of our results from operations for the fiscal year ended December 31, 2018 compared to the fiscal year ended December 31, 2017 can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2018.

Liquidity and Capital Resources

At December 31, 2019, our principal sources of liquidity were cash and cash equivalents, certificates of deposit, and marketable securities totaling $213.5 million, and accounts receivable, net of allowance for doubtful accounts, of $31.5 million, compared to cash and cash equivalents, certificates of deposit, and marketable securities totaling $178.4 million, and accounts receivable, net of allowance for doubtful accounts, of $27.5 million at December 31, 2018. Certificates of deposit and marketable securities are invested in accordance with our investment policy, with a goal of maintaining liquidity and capital preservation.  Our cash equivalents and marketable securities are held in highly liquid money market funds, commercial paper, federal agency securities and corporate debt securities.

The table below summarizes the activity within the consolidated statement of cash flows:

	Year Ended
	December 31,
	2019	2018
Net cash provided by operating activities	$71,794	$55,015
Net cash used in investing activities	(14,313)	(40,465)
Net cash used in financing activities	$(12,142)	$(3,775)

The discussion of our liquidity and capital resources for the fiscal year ended December 31, 2018 compared to the fiscal year ended December 31, 2017 can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2018.

Net Cash Flows from Operating Activities

The increase in operating cash flows was primarily driven by continued business growth, which resulted in increased net income.  Additionally, increases were due to changes in deferred income taxes, driven by a method change for deferred revenue, as well as continued acquisitions and business expansions which resulted in increased depreciation and amortization.

Net Cash Flows from Investing Activities

The change was primarily due to a decrease of $15.8 million in cash used for acquisitions of business and intangible assets, driven by the acquisitions of EDIAdmin and CovalentWorks in 2018. The change was also due to a decrease in purchases of investments in 2019.

Net Cash Flows from Financing Activities

This change was primarily due to a decrease in net proceeds from stock option exercises.

Effect of Foreign Currency Exchange Rate Changes

Our results of operations and cash flows were not materially affected by fluctuation in foreign currency exchange rates.  We maintained approximately 4% of our total cash and cash equivalents outside of the U.S. in foreign currencies, primarily in Australian and Canadian dollars.  We believe that a significant change in foreign currency exchange rates or an inability to access these funds would not affect our ability to meet our operational needs.

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

Contractual and Commercial Commitment Summary

Our contractual obligations and commercial commitments as of December 31, 2019 are summarized below:

	Payments Due By Period (in thousands)
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations, including imputed interest	$26,444	$4,595	$10,691	$9,554	$1,604

Our contractual obligations and commercial commitments as of December 31, 2018 are summarized below:

	Payments Due By Period (in thousands)
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$24,878	$4,209	$7,956	$7,896	$4,817

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, refer to Note A, General, in our Notes to Consolidated Financial Statements in the sections entitled “Recently Adopted Accounting Pronouncements” and “Accounting Pronouncements Not Yet Adopted”, included in Part II, Item 8, “Financial Instruments and Supplementary Data” of this Annual Report on Form 10-K.

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

We did not have any outstanding debt as of December 31, 2019 and 2018.  We therefore do not have any material risk to interest rate fluctuations.

Foreign Currency Exchange Risk.  We have revenue, expenses, assets and liabilities that are denominated in currencies other than the U.S. dollar, primarily the Australian dollar and Canadian dollar.  As of December 31, 2019, we maintained approximately 4% of our total cash and cash equivalents outside of the U.S. in foreign currencies, primarily in Australian and Canadian dollars.  We believe that a significant change in foreign currency exchange rates or an inability to access these funds would not affect our ability to meet our operational needs.  As we expand internationally, our results of operations and cash flows may be impacted by changes in foreign currency exchange rates and would be adversely impacted when the U.S. dollar appreciates relative to other foreign currencies.  We have not used any forward contracts or currency borrowings to hedge our exposure to foreign currency exchange risk, although we may do so in the future.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
SPS Commerce, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SPS Commerce, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note A to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019, due to the adoption of Financial Accounting Standards Board’s Accounting Standards codification (ASC) Topic 842, Leases.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of the capitalized internal costs to develop internal-use software

As discussed in Notes A and G to the consolidated financial statements, the Company capitalizes costs incurred to develop internal-use software during the application development stage. Capitalized internal-use software is recorded within property and equipment and amortized over the expected useful life.

We identified the assessment of the capitalized internal costs to develop internal-use software as a critical audit matter. The assessment required subjective auditor judgment to assess the stage of software development for new internal-use software or upgrades and enhancements for existing internal-use software, which determines when costs should be capitalized.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s internal-use software process. This included controls related to the evaluation and approval of new internal-use software projects or upgrades and enhancements to existing internal-use software projects, monitoring of the software development stage, and capitalization of internal costs. We examined a sample of capitalized internal-use software costs to evaluate costs that were capitalized for new internal-use software or upgrades and enhancements for existing internal-use software. For each sample, we recalculated the capitalized amount based on hours incurred on the project and applicable payroll related costs. To evaluate the capitalized costs and assess the stage of software development, we inquired of the Company’s technology developers performing the internal-use software development activities regarding the specific nature, stage of completion, and hours incurred on the project.

/s/ KPMG LLP

We have served as the Company’s auditor since 2013.

Minneapolis, Minnesota
February 25, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
SPS Commerce, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited SPS Commerce, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and related notes (collectively, the consolidated financial statements), and our report dated February 25, 2020, expressed an unqualified opinion on those consolidated financial statements.

The Company acquired the MAPADOC business during 2019, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, MAPADOC’s internal control over financial reporting associated with total assets of approximately 3% and total revenues of less than 1%, in the consolidated financial statements of the Company as of and for the year ended December 31, 2019. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the MAPADOC business.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ KPMG LLP

Minneapolis, Minnesota
February 25, 2020

SPS COMMERCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)

	December 31,
	2019	2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$179,252	$133,859
Short-term investments	34,284	44,537
Accounts receivable, net	31,532	27,488
Deferred costs	35,274	34,502
Other current assets	11,279	9,229
Total current assets	291,621	249,615
PROPERTY AND EQUIPMENT, net	23,752	20,957
OPERATING LEASE RIGHT-OF-USE ASSETS	15,744	—
GOODWILL	76,845	69,658
INTANGIBLE ASSETS, net	22,668	22,741
OTHER ASSETS
Deferred costs	11,667	10,973
Deferred income tax assets	2,630	10,456
Other assets	2,513	1,723
Total assets	$447,440	$386,123
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$4,274	$4,440
Accrued compensation	22,303	20,415
Accrued expenses	6,207	4,558
Deferred revenue	31,463	25,328
Deferred rent	—	1,781
Operating lease liabilities	3,783	—
Total current liabilities	68,030	56,522
OTHER LIABILITIES
Deferred revenue	2,851	2,512
Deferred rent	—	5,371
Operating lease liabilities	20,085	—
Deferred income tax liabilities	1,193	1,376
Other non-current liabilities	405	1,368
Total liabilities	92,564	67,149
COMMITMENTS and CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 55,000,000 shares authorized; 36,104,619 and 35,515,256 shares issued; and 34,863,271 and 34,691,472 outstanding, respectively	36	36
Treasury stock, at cost; 1,241,348 and 823,784 shares, respectively	(46,297)	(25,679)
Additional paid-in capital	354,115	332,574
Retained earnings	48,973	15,261
Accumulated other comprehensive loss	(1,951)	(3,218)
Total stockholders’ equity	354,876	318,974
Total liabilities and stockholders’ equity	$447,440	$386,123

Shares and per share data have been adjusted for all periods presented to reflect a two-for-one stock split effective August 22, 2019.

See accompanying notes to these consolidated financial statements.

SPS COMMERCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenues	$279,124	$248,240	$220,085
Cost of revenues	92,239	81,748	73,625
Gross profit	186,885	166,492	146,460
Operating expenses
Sales and marketing	70,140	71,719	71,261
Research and development	28,305	22,087	23,183
General and administrative	44,719	41,862	37,461
Amortization of intangible assets	5,315	4,093	4,574
Total operating expenses	148,479	139,761	136,479
Income from operations	38,406	26,731	9,981
Other income (expense)
Interest income, net	2,947	2,329	1,032
Other income (expense), net	272	(626)	(320)
Change in earn-out liability	445	(94)	-
Total other income, net	3,664	1,609	712
Income before income taxes	42,070	28,340	10,693
Income tax expense	8,358	4,468	10,342
Net income	$33,712	$23,872	$351
Other comprehensive income
Foreign currency translation adjustments	1,290	(3,999)	3,944
Unrealized gain on investments, net of tax of $122, $132 and $0	367	397	-
Reclassification of unrealized (gain) loss on investments into earnings, net of tax of ($133), ($91) and $24	(398)	(273)	39
Comprehensive income	$34,971	$19,997	$4,334

Net income per share
Basic	$0.96	$0.69	$0.01
Diluted	$0.94	$0.68	$0.01
Weighted average common shares used to compute net income per share
Basic	35,024	34,392	34,366
Diluted	36,002	35,212	34,712

Shares and per share data have been adjusted for all periods presented to reflect a two-for-one stock split effective August 22, 2019.

See accompanying notes to these consolidated financial statements.

SPS COMMERCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except shares)

						Retained	Accumulated
					Additional	Earnings	Other	Total
	Common Stock		Treasury Stock		Paid-in	(Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	Equity
Balances, December 31, 2016	34,162,290	$34	—	$-	$286,298	$(25,239)	$(3,326)	$257,767
Stock-based compensation	—	—	—	—	12,728	—	—	12,728
Exercise of stock options and issuance of restricted stock	271,812	—	—	—	1,410	—	—	1,410
Cumulative-effect adjustment for previously unrecognized excess tax benefits	—	—	—	—	—	16,277	—	16,277
Employee stock purchase plan	81,936	—	—	—	1,933	—	—	1,933
Retirement of escrow shares	(17,732)	—	—	—	(523)	—	—	(523)
Repurchases of common stock	(244,294)	—	244,294	(5,815)	—	—	—	(5,815)
Net income	—	—	—	—	—	351	—	351
Foreign currency translation adjustments	—	—	—	—	—	—	3,944	3,944
Reclassification of loss on investments into earnings	—	—	—	—	—	—	39	39
Balances, December 31, 2017	34,254,012	$34	244,294	$(5,815)	$301,846	$(8,611)	$657	$288,111
Stock-based compensation	—	—	—	—	11,270	—	—	11,270
Exercise of stock options and issuance of restricted stock	866,398	2	—	—	14,342	—	—	14,344
Employee stock purchase plan	69,596	—	—	—	1,745	—	—	1,745
Repurchases of common stock	(579,490)	—	579,490	(19,864)	—	—	—	(19,864)
Stock issued for acquisition	80,956	—	—	—	3,371	—	—	3,371
Net income	—	—	—	—	—	23,872	—	23,872
Foreign currency translation adjustments	—	—	—	—	—	—	(3,999)	(3,999)
Unrealized gain on investments, net of tax	—	—	—	—	—	—	397	397
Reclassification of gain on investments into earnings	—	—	—	—	—	—	(273)	(273)
Balances, December 31, 2018	34,691,472	$36	823,784	$(25,679)	$332,574	$15,261	$(3,218)	$318,974
Stock-based compensation	—	—	—	—	13,365	—	—	13,365
Exercise of stock options and issuance of restricted stock	536,034	—	—	—	6,207	—	—	6,207
Employee stock purchase plan	58,851	—	—	—	2,269	—	—	2,269
Repurchases of common stock	(417,564)	—	417,564	(20,618)	—	—	—	(20,618)
Settlement and subsequent return of shares	(5,522)	—	—	—	(300)	—	—	(300)
Net income	—	—	—	—	—	33,712	—	33,712
Foreign currency translation adjustments	—	—	—	—	—	—	1,290	1,290
Unrealized gain on investments, net of tax	—	—	—	—	—	—	367	367
Reclassification of gain on investments into earnings	—	—	—	—	—	—	(398)	(398)
Adoption of ASU 2018-02	—	—	—	—	—	—	8	8
Balances, December 31, 2019	34,863,271	$36	1,241,348	$(46,297)	$354,115	$48,973	$(1,951)	$354,876

Shares and per share data have been adjusted for all periods presented to reflect a two-for-one stock split effective August 22, 2019.

See accompanying notes to these consolidated financial statements.

SPS COMMERCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net income	$33,712	$23,872	$351
Reconciliation of net income to net cash provided by operating activities
Deferred income taxes	7,581	2,798	9,616
Change in earn-out liability	(445)	94	—
Depreciation and amortization of property and equipment	11,123	8,593	7,208
Amortization of intangible assets	5,315	4,093	4,574
Provision for doubtful accounts	3,499	2,592	1,705
Stock-based compensation	14,690	12,510	12,728
Other, net	(574)	(364)	(15)
Changes in assets and liabilities, net of effects of acquisition
Accounts receivable	(6,771)	(4,569)	(5,586)
Deferred costs	(1,441)	(5,564)	(7,813)
Other current and non-current assets	(2,768)	(3,333)	393
Accounts payable	(489)	937	832
Accrued compensation	319	3,957	1,304
Accrued expenses	706	(135)	1,192
Deferred revenue	6,366	7,094	5,588
Deferred rent	—	2,440	(1,027)
Operating leases	971	—	—
Net cash provided by operating activities	71,794	55,015	31,050
Cash flows from investing activities
Purchases of property and equipment	(13,585)	(13,750)	(7,271)
Purchases of investments	(73,700)	(81,666)	(47,878)
Maturities of investments	84,472	82,224	33,029
Acquisition of business and intangible assets, net	(11,500)	(27,273)	(500)
Net cash used in investing activities	(14,313)	(40,465)	(22,620)
Cash flows from financing activities
Repurchases of common stock	(20,618)	(19,864)	(5,815)
Net proceeds from exercise of options to purchase common stock	6,207	14,344	1,410
Net proceeds from employee stock purchase plan	2,269	1,745	1,933
Net cash used in financing activities	(12,142)	(3,775)	(2,472)
Effect of foreign currency exchange rate changes	54	(43)	1,292
Net increase in cash and cash equivalents	45,393	10,732	7,250
Cash and cash equivalents at beginning of year	133,859	123,127	115,877
Cash and cash equivalents at end of year	$179,252	$133,859	$123,127
Supplemental disclosure of cash flow information
Cash paid for income taxes, net	$1,545	$1,534	$1,068
Non-cash financing activities:
Net purchases of property and equipment on account	$322	$405	$1,335
Common stock issued for business acquisitions	$—	$3,371	$—

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

The services offered by SPS Commerce eliminate the need for on-premise software and support staff by taking on that capability on the customer’s behalf. The solutions SPS Commerce provides enable our customers to increase their supply cycle agility, optimize their inventory levels and sell-through, reduce operational costs and gain increased visibility into customer orders, ensuring that suppliers, distributors, and logistics firms can satisfy retailer requirements.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of SPS Commerce, Inc. and its subsidiaries.  All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Effective January 1, 2019, we adopted the requirements of Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), and used the effective date as our date of initial application. Consequently, financial information was not updated and the disclosures required under the new standard were not provided for dates and periods before January 1, 2019.  The new standard provides several optional practical expedients in transition. We elected the “package of practical expedients,” which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We did not elect the use of hindsight or the practical expedient pertaining to land easements, the latter not being applicable to us.  The new standard also provides practical expedients for an entity’s ongoing accounting. We elected the short-term lease recognition exemption for all leases that qualify, which means we will not recognize right-of-use (“ROU”) assets or lease liabilities for these leases. This includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also elected the practical expedient to not separate lease and non-lease components for all leases.

On July 25, 2019, we announced that our board of directors declared a two-for-one stock split of our common stock, effected in the form of a 100 percent stock dividend as of the record date on August 8, 2019. The stock split dividend was distributed on August 22, 2019. Earnings per share and weighted average shares outstanding are presented in this Annual Report on Form 10-K after the effect of the 100 percent stock dividend. The two-for-one stock split is reflected in the share amounts in all periods presented in this Annual Report on Form 10-K.

Foreign Currency Translation

The functional currency of our foreign operations is generally the applicable local currency. The functional currency is translated into U.S. dollars for balance sheet accounts using current exchange rates in effect as of the balance sheet date and for revenue and expense accounts using an average exchange rate during the fiscal year. The translation adjustments are deferred as a component of other comprehensive income within the consolidated statements of comprehensive income and the consolidated statements of stockholders' equity. Gains or losses resulting from transactions denominated in foreign currencies, if any, are included in other income (expense), net in our consolidated statements of comprehensive income.

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

Business Combinations

We recognize the fair value of the assets acquired and the liabilities assumed at the acquisition date, separately from goodwill.  Goodwill as of the acquisition date is measured as the excess of consideration transferred and the amount of the assets acquired and the liabilities assumed.

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

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents in financial institutions in excess of federally insured limits and accounts receivable.  Cash and cash equivalents are held with financial institutions that we believe are subject to minimal risk.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of less than 90 days.  Cash and cash equivalents are stated at fair value.

Investments

Management determines the appropriate classification of certificates of deposit and marketable securities at the time of purchase and reevaluates such determination at each balance sheet date.  Securities are classified as available for sale and are carried at fair value, with the change in unrealized gains and losses, net of tax, reported as unrealized gains on investments on the consolidated statements of comprehensive income.  Fair value is determined based on quoted market rates when observable or utilizing data points that are observable, such as quoted prices, interest rates and yield curves.  When a determination has been made that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is realized and is included in other income (expense), net in the consolidated statements of comprehensive income.

Fair Value of Other Financial Instruments

The carrying amounts of our short-term financial instruments, which include cash, cash equivalents, accounts receivable, and accounts payable, approximates fair value due to their short-term nature.  Marketable securities are recorded at fair value as further described in Note E.

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

We capitalize and amortize eligible costs to acquire or develop internal-use software that are incurred during the application development stage. Costs incurred during the preliminary project stage and post-implementation stage are expensed as incurred. Internal-use software is depreciated over the estimated useful life, commencing on the date when the asset is ready for its intended use. Depreciation is computed using the straight-line method. Maintenance and enhancements of internal-use software are expensed as incurred.

The assets and related accumulated depreciation and amortization are adjusted for asset retirements and disposals and abandoned internal-use software with the resulting gain or loss included in our consolidated statements of comprehensive income.

Leases

We determine if an arrangement is a lease at inception.  Operating leases are included in operating lease right-of-use assets, current operating lease liabilities, and long-term operating lease liabilities in our consolidated balance sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.  Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term.  We estimate the discount rate for a similar collateralized asset by reviewing quoted costs of borrowing.  We use the implicit interest rate when readily determinable.  The operating lease ROU asset also includes any lease payments made and lease incentives that have been incurred.  The options to extend our leases are not recognized as part of our ROU assets and lease liabilities unless it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. For all leases, we combine non-lease components with the related lease components and account for it as a single lease component.  The ROU assets are subject to the same impairment process as our long-lived assets.  Additionally, we review our lease liabilities for remeasurement whenever there is a triggering event or when relevant facts and circumstances change.

Research and Development

Research and development costs primarily include maintenance and data conversion activities related to our cloud-based supply chain management solutions and are expensed as incurred.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations.  We test goodwill for impairment annually at November 30, or more frequently if events or changes in circumstances indicate that the asset might be impaired.  The impairment test is conducted by comparing the fair value of the net assets with the carrying amount of the reporting unit.  We determine the fair value of the reporting unit based on our market capitalization at the testing date. If the carrying amount of the goodwill exceeds the fair value of the reporting unit, goodwill may be impaired.  If this occurs, the fair value is then allocated to its assets and liabilities in a manner similar to a purchase price allocation in order to determine the implied fair value of goodwill.  This implied fair value is then compared to the carrying amount of goodwill and, if it is less, we would recognize an impairment loss in the consolidated statements of comprehensive income.

Intangible Assets

Assets acquired in business combinations may include identifiable intangible assets such as subscriber relationships, developed technology, and non-competition agreements.  We recognize separately from goodwill the fair value of the identifiable intangible assets acquired.  We have determined the fair value and useful lives of our purchased intangible assets using certain estimates and assumptions that we believe are reasonable.

The purchased intangible assets are being amortized on a straight-line basis over their estimated useful lives, which are seven to ten years for subscriber relationships, three to five years for non-competition agreements and three to ten years for technology.

Third Party Implementation Assets

Third party implementation costs are capitalized assets included in Other Assets and relate to implementation costs incurred for software hosting arrangements.

Capitalized implementation costs are recognized on a straight-line basis beginning when the application is ready for its intended use and ending on the expected termination date of the hosting arrangement, including consideration of the noncancelable contractual term and reasonably certain renewals.

The terms are between four and six years for our current hosting arrangements.  Recognized expense is reported in general and administrative expense, which is where the hosting arrangement subscriptions are reported.

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

Sales commissions relating to recurring revenues are considered incremental and recoverable costs of obtaining a contract with our customer.  These commissions are calculated based on estimated annual recurring revenue to be generated over the customer’s initial contract period.  These costs are deferred and amortized over the expected period of benefit, which we have determined to be two years.  Amortization expense is included in sales and marketing expenses in the accompanying consolidated statements of comprehensive income.

Customer implementation costs are considered incremental and recoverable costs of obtaining a contract with our customer.  These costs are deferred and amortized over the expected period of benefit, which we have determined to be two years.  Amortization expense is included in cost of revenues in the accompanying consolidated statements of comprehensive income.

Stock-Based Compensation

We recognize the cost of all share-based payments to employees, executive officers, and non-employee members of the Company’s Board of Directors, including grants of stock options, performance share units (“PSUs”), restricted stock units (“RSUs”), restricted stock awards (“RSAs”), and 401(k) stock match in the consolidated financial statements based on the grant date fair value of those awards.  This cost is recognized over the period for which an employee is required to provide service in exchange for the award.

In valuing share-based awards, judgment is required in determining the expected volatility of common stock and the expected term individuals will hold their share-based awards prior to exercising.  The expected volatility of the options is based on the historical volatility of our common stock.  The expected term of the options is based on the simplified method, which does not consider historical employee exercise behavior.  We recognize forfeitures as they occur.

Income Taxes

We account for income taxes using the asset and liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance when, in our judgement, it is more likely than not that some or all of the deferred tax asset will not be realized.

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

Net Income Per Share

Basic net income per share has been computed using the weighted average number of shares of common stock outstanding during each period.  Diluted net income per share also includes the impact of our outstanding potential common shares, including options, RSUs, RSAs, and PSUs.  Potential common shares that are anti-dilutive are excluded from the calculation of diluted net income per share.

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

January 2019

The adoption of this standard and related amendments resulted in the recognition of approximately $15.7 million in right-of-use assets and lease liabilities on our balance sheet as of January 1, 2019. Comparative periods will continue to be measured and presented under historical guidance, and only the period of adoption and future periods will be subject to this ASU. There was no cumulative effect on retained earnings or other components of equity at the adoption date.  For more information see Note J.

ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220)	February 2018

Allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cut and Jobs Act of 2017 and requires certain disclosures regarding stranded tax effects in accumulated other comprehensive income.

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

January 2020

We have evaluated the requirements of this standard on our financial assets and have concluded that the adoption of this ASU, beginning January 1, 2020, will not have a material impact on our consolidated financial statements.

ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement	August 2018	This ASU adds, modifies and removes several disclosure requirements relative to the three levels of inputs used to measure fair value in accordance with Topic 820, Fair Value Measurement.	January 2020	The adoption of this standard will not have a material impact on our consolidated financial statements.
ASU 2017-04, Intangibles - Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment	January 2017	This amendment eliminates Step 2 from the goodwill impairment test.	January 2020	The adoption of this standard will not have a material impact on our consolidated financial statements.

NOTE B – Business Acquisitions

MAPADOC

On August 26, 2019, we completed our asset acquisition of the MAPADOC business, an operating unit of SWK Technologies, Inc., a leading provider of EDI System Automation solutions for the Sage and Acumatica markets. Pursuant to the asset purchase agreement, the purchase price is $11.8 million.  The purchase accounting, purchase price allocation, and net working capital adjustment for the MAPADOC acquisition were finalized during the fourth quarter of 2019.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Current assets	$659
Goodwill	6,372
Intangible assets	5,000
Deferred revenue	(225)
$11,806

Purchased Intangible Assets

The following table summarizes the estimated fair value of the purchased intangible assets and their estimated useful lives:

	Estimated	Estimated
	Fair Value	Life
Purchased Intangible Assets	(in thousands)	(in years)
Developed technology	$3,600	8
Subscriber relationships	1,400	8
	$5,000

The purchased intangible assets are being amortized on a straight-line basis over their estimated useful lives. Amortization expense for the period from August 26, 2019 through December 31, 2019 was $0.2 million.

EDIAdmin

On October 3, 2018, we completed our asset acquisition of EDIAdmin, a privately held company providing end-to-end integration solutions, featuring a dedicated Integration Platform as a Service (“iPaaS”) called Cloud Hybrid Integration Platform (“CHIP”) and collaborative managed services for leading systems and applications, both cloud and on-premise. Pursuant to the asset purchase agreement, we paid $7.5 million in cash to the owner of EDIAdmin.  The purchase accounting for the EDIAdmin acquisition was complete as of December 31, 2018. The purchase agreement also allowed the seller to receive up to $1.7 million in cash, which becomes payable in the first quarter of 2020 and 2021, contingent upon the completion of certain revenue milestones at December 31, 2019 and December 31, 2020.  During the year ended December 31, 2019, we recognized other income of $0.4 million in our consolidated statements of comprehensive income due to the remeasurement of the contingent liability.  In 2020, we expect to pay $0.5 million for the completion of certain revenue milestones at December 31, 2019. The fair value of the remaining contingent consideration was $0.4 million at December 31, 2019. See Note E for further disclosures on the remeasurement of the contingent liability.

CovalentWorks

On December 18, 2018, we completed our asset acquisition of CovalentWorks, a privately held company providing cloud-based EDI solutions to small- and medium-sized businesses. Pursuant to the asset purchase agreement, we paid $19.4 million in cash and issued $3.4 million in common stock, or 80,956 shares, as adjusted for our two-for-one stock split effective August 22, 2019, to the owners of CovalentWorks.  The purchase accounting, purchase price allocation, and net working capital adjustment for the CovalentWorks acquisition were finalized during the first quarter of 2019.

NOTE C – Revenue

We derive our revenues primarily from the following revenue streams (in thousands):

	Year Ended December 31,
	2019	2018	2017
Recurring revenues:
Fulfillment	$219,297	$190,783	$164,682
Analytics	37,038	34,447	34,260
Other	5,671	5,424	4,978
Recurring Revenues	262,006	230,654	203,920
One-time revenues	17,118	17,586	16,165
	$279,124	$248,240	$220,085

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

Recurring Revenues

Recurring revenues consist of recurring subscriptions from customers that utilize our Fulfillment, Analytics and Other cloud-based supply chain management solutions.  Revenue for these solutions is generally recognized on a ratable basis over the contract term beginning on the date that our service is made available to the customer.  Our contracts with our recurring revenue customers are recurring in nature, ranging from monthly to annual, and generally allow the customer to cancel the contract for any reason with 30 to 90 days’ notice.  Timing of billings varies by customer and by contract type and are either in advance or within 30 days of the service being performed.

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

Certain contracts contain set-up fees that constitute a material renewal option right. This material right provides customers a significant future incentive that would not be otherwise available to that customer unless they entered into the contract, as the set-up fees will not be incurred again upon contract renewal.

For our Fulfillment solution, we have determined that the set-up fees and related costs represent a material renewal option right to our customers as they will not be incurred again upon renewal.  These set-up fees and related costs are deferred and recognized ratably over two years, which is the estimated period for which a material right is present for our customers.

For our Analytics solution, we have determined that the set-up fees do not represent a material customer renewal right and, as such, are deferred and recognized ratably over the estimated initial contract term, which is generally one year.

The table below presents the activity of the portion of the deferred revenue liability relating to set-up fees (in thousands):

	Year Ended December 31,
	2019	2018
Balances, at beginning of the year	$9,857	$10,031
Invoiced set-up fees	11,056	10,271
Amortized set-up fees	(10,395)	(10,445)
Balances, at end of the year	$10,518	$9,857

The entire balance of set-up fees will be recognized within two years and, as such, current amounts will be recognized in the next 1-12 months and long-term amounts will be recognized in the next 13-24 months.

Miscellaneous one-time fees consist of professional services and testing and certification. The deferred revenue liability for these one-time fees are for one year or less and recognized at the time service is provided. We have applied the optional exemption under ASC 606-10-50-14(a) to not disclose information about the remaining performance obligations for contracts which have original durations of one year or less.

NOTE D – Deferred Costs

Deferred costs consist of costs to obtain customer contracts, such as commissions paid to sales personnel and to third-party partners for customer referrals, and costs to fulfill customer contracts, such as customer implementation costs.

Costs to obtain customer contracts relating to recurring revenues are considered incremental and recoverable costs of obtaining a contract with our customer.  These costs are deferred and amortized over the expected period of benefit which we have determined to be two years.  Amortization expense is included in sales and marketing expenses in the accompanying consolidated statements of comprehensive income.

Costs to fulfill customer contracts are considered incremental and recoverable costs of obtaining a contract with our customer.  These costs are deferred and amortized over the expected period of benefit which we have determined to be two years.  Amortization expense is included in cost of revenues in the accompanying consolidated statements of comprehensive income.

The table below presents the activity of deferred costs and amortization of deferred costs (in thousands):

	Year Ended December 31,
	2019	2018
Balances, at beginning of the year	$45,475	$39,933
Incurred deferred costs	49,883	49,583
Amortized deferred costs	(48,417)	(44,041)
Balances, at end of the year	$46,941	$45,475

NOTE E – Financial Instruments

We invest primarily in money market funds, certificates of deposit, highly liquid debt instruments of the U.S. government and U.S. corporate debt securities.  All highly liquid investments with original maturities of 90 days or less are classified as cash equivalents.  All investments with original maturities greater than 90 days and remaining maturities less than one year from the balance sheet date are classified as short-term investments.  As of December 31, 2019 and 2018, all of our investments held were classified as short-term.

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

Cash equivalents and short-term investments consisted of the following (in thousands):

	December 31,
	2019			2018
	Amortized	Unrealized	Fair	Amortized	Unrealized	Fair
	Cost	Gains, net	Value	Cost	Gains, net	Value
Cash equivalents:
Money market funds	$151,266	$—	$151,266	$109,265	$—	$109,265
Certificate of deposit	7,030	—	7,030	7,000	—	7,000
Marketable securities:
Corporate bonds	9,785	20	9,805	15,194	40	15,234
Commercial paper	7,503	—	7,503	9,889	76	9,965
U.S. treasury securities	9,855	91	9,946	12,300	38	12,338
	$185,439	$111	$185,550	$153,648	$154	$153,802
Due within one year			$185,550			$153,802
Total			$185,550			$153,802

As of December 31, 2019, we had less than $0.1 million of unrealized losses and we do not believe any of these unrealized losses represent an other-than-temporary impairment based on our assessment of available evidence.  We expect to receive the full principal and interest on all of these cash equivalents, certificates of deposit, and marketable securities.

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

The following table presents information about our financial assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

	Level 1	Level 2	Level 3	Total
Assets at December 31, 2019:
Cash equivalents:
Money market funds	$151,266	$—	$—	$151,266
Certificate of deposit	7,030	—	—	7,030
Marketable securities:
Corporate bonds	—	9,805	—	9,805
Commercial paper	—	7,503	—	7,503
U.S. treasury securities	—	9,946	—	9,946
	$158,296	$27,254	$—	$185,550

Liabilities at December 31, 2019:
Earn-out liability	$—	$—	$405	$405
	$—	$—	$405	$405

Assets at December 31, 2018:
Cash equivalents:
Money market funds	$109,265	$—	$—	$109,265
Certificate of deposit	7,000	—	—	7,000
Marketable securities:
Corporate bonds	—	15,234	—	15,234
Commercial paper	—	9,965	—	9,965
U.S. treasury securities	—	12,338	—	12,338
	$116,265	$37,537	$—	$153,802

Liabilities at December 31, 2018:
Earn-out liability	$—	$—	$1,368	$1,368
	$—	$—	$1,368	$1,368

The portion of the earn-out liability expected to be paid in the first quarter of 2020 has been determined to be $0.5 million, given the completion of certain revenue milestones for the year ending December 31, 2019. As such, $0.5 million of the earn-out consideration is included in accrued expenses in the consolidated balance sheet at December 31, 2019 and transferred from the Level 3 earn-out liability measured at fair value. The remaining earn-out liability is expected to be paid in the first quarter of 2021 and has been measured as Level 3 given the unobservable inputs that are significant to the measurement of the liability. Other than the transfer relating to the EDIAdmin contingent consideration, there were no other transfers in or out of our Level 1, 2, or 3 assets or liabilities during the years ended December 31, 2019 and 2018.

Nonrecurring Fair Value Measurements

The Company measures certain assets and liabilities at fair value on a nonrecurring basis. Assets and liabilities that are measured at fair value on a nonrecurring basis include long-lived assets, goodwill and indefinite-lived intangible assets, which would generally be recorded at fair value as a result of an impairment charge. Assets acquired and liabilities assumed as part of business combinations are measured at fair value. For additional information on the Company's business combinations and the related nonrecurring fair value measurement of the assets acquired and liabilities assumed, refer to “Note B, Business Acquisitions”.

NOTE F – Allowance for Doubtful Accounts

The allowance for doubtful accounts activity, included in accounts receivable, net, was as follows (in thousands):

	2019	2018	2017
Balance, January 1	$1,392	$763	$515
Provision for doubtful accounts	3,499	2,590	1,705
Write-offs, net of recoveries	(3,422)	(1,961)	(1,457)
Balance, December 31	$1,469	$1,392	$763

NOTE G – Property and Equipment, net

Property and equipment, net included the following (in thousands):

	December 31,
	2019	2018
Computer equipment and software	$54,030	$44,781
Office equipment and furniture	9,205	7,985
Leasehold improvements	11,091	9,366
	74,326	62,132
Less: accumulated depreciation and amortization	(50,574)	(41,175)
	$23,752	$20,957

Depreciation and amortization expense of property and equipment, net for fiscal 2019, 2018, and 2017 was $11.1 million, $8.6 million, and $7.2 million, respectively. At December 31, 2019 and 2018, property and equipment, net included approximately $2.0 million and $1.7 million, respectively, of assets held at subsidiary and office locations outside of the U.S.

NOTE H – Goodwill and Intangible Assets, net

The changes in the net carrying amount of goodwill for the years ended December 31, 2019 and 2018 are as follows (in thousands):

	2019	2018
Balance, January 1	$69,658	$51,613
Additions from business acquisitions	6,372	20,272
Foreign currency translation	815	(2,227)
Balance, December 31	$76,845	$69,658

There were no impairment losses in relation to goodwill for the periods presented.

Intangible assets, net included the following (in thousands):

	December 31, 2019
	Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net
Subscriber relationships	$43,640	$(27,287)	$214	$16,567
Non-competition agreements	2,495	(2,371)	10	134
Technology	8,602	(2,643)	8	5,967
	$54,737	$(32,301)	$232	$22,668

	December 31, 2018
	Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net
Subscriber relationships	$43,212	$(23,284)	$(623)	$19,305
Non-competition agreements	2,560	(2,247)	(28)	285
Technology	5,199	(2,012)	(36)	3,151
	$50,971	$(27,543)	$(687)	$22,741

The estimated annual amortization expense related to intangible assets subject to amortization for the next five years and thereafter is as follows (in thousands):

2020	$5,359
2021	4,518
2022	3,415
2023	3,342
2024	2,101
Thereafter	3,933
$22,668

NOTE I – Other Assets

The changes in the net amount of capitalized implementation costs for software hosting arrangements for the years ended December 31, 2019 and 2018 are as follows (in thousands):

	2019	2018
Balance, January 1	$455	$—
Capitalized implementation fees	797	455
Amortization of implementation fees	(86)	—
Balance, December 31	$1,166	$455

There were no impairment losses in relation to the capitalized implementation costs for the periods presented.

NOTE J – Leases

We are obligated under non-cancellable operating leases, primarily for office space and certain equipment, as follows:

	December 31, 2019
	Remaining Term	Right-of-Use Asset
	(in years)	(in thousands)
Minneapolis, MN lease	5	$10,704
Kiev, Ukraine lease	5	2,316
Little Falls, NJ lease	4	1,574
Other leases	<1 - 5	1,150
		$15,744

Some of our leases may include options to extend the leases for up to five years.  The options to extend our leases are not recognized as part of our ROU assets and lease liabilities as it is not reasonably certain that we will exercise those options.  Additionally, our agreements do not include options to terminate the leases.

In December 2017, we executed the fourth amendment to our lease agreement for our current headquarters located in Minneapolis, Minnesota where we lease approximately 189,000 square feet under an agreement that expires on April 30, 2025.  We have agreed to expand our headquarters by approximately 25,000 square feet during 2020. Our lease agreement also includes a further expansion right and a right of first offer to lease certain additional space and two options to extend the term of the lease for five years at a market rate determined in accordance with the lease. Incentives of $9.9 million are included as a lease component.

In December 2019, we executed a lease agreement for a new Kiev, Ukraine location, where we lease approximately 17,000 square feet under an agreement that expires on May 31, 2025. The lease includes a right of first offer to lease certain additional space and one option to extend the term for five years and six months at a market rate determined in accordance with the lease. Under a separate lease agreement, we lease approximately 10,000 square feet under an agreement that expires on April 26, 2020, which we will not be renewing upon termination.

In February 2016, we executed the first amendment to our lease agreement for our Little Falls, New Jersey location where we lease approximately 26,000 square feet under an agreement that expires on June 30, 2023. The agreement includes an option to extend the term of the lease for five years at a market rate determined in accordance with the lease.  Incentives of $0.9 million are included as a lease component.

The components of lease expense were as follows (in thousands):

Year Ended
December 31, 2019
Operating lease cost	$2,569
Variable lease cost	3,390
$5,959

Operating lease cost for short-term leases was not material for the year ended December 31, 2019.

Rent expense for all operating leases, which includes minimum lease payments and other charges such as common area maintenance fees, charged to operations was as follows (in millions):

	Year Ended December 31,
	2018	2017
Rent expense	$5,577	$4,941

Supplemental cash flow information related to leases was as follows (in thousands):

Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,383
ROU assets obtained in exchange for operating lease liabilities	$2,537

The ROU assets obtained in exchange for operating lease liabilities excludes the transition amount of $15.7 million.

Supplemental balance sheet information related to leases was as follows:

December 31, 2019
Weighted-average remaining lease term - operating leases	5.0 years
Weighted-average discount rate - operating leases	4.5%

At December 31, 2019, our future minimum payments under operating leases were as follows (in thousands):

2020	$4,595
2021	5,600
2022	5,091
2023	4,903
2024	4,651
Thereafter	1,604
26,444
Less: imputed interest	(2,576)
$23,868

At December 31, 2018, our future minimum payments under operating leases were as follows (in thousands):

2019	$4,209
2020	3,542
2021	4,414
2022	4,042
2023	3,854
Thereafter	4,817
$24,878

NOTE K – Contingencies

We may be involved in various claims and legal actions in the normal course of business.  We believe that the outcome of any such claim or legal action is not expected to have a material effect on our financial position, results of operations or cash flows.

NOTE L – Stockholders’ Equity

Stock Split

On August 22, 2019, we effected a two-for-one stock split of our common stock. There was no change in the number of our authorized common shares. All share and per share data have been adjusted for all periods presented to reflect the stock split.

Common Stock Issued

In connection with the acquisition of CovalentWorks (see Note B), we issued 80,956 shares of SPS Commerce common stock, as adjusted for our two-for-one stock split effective August 22, 2019, as calculated according to the terms of the purchase agreement. The fair value of the shares we issued of approximately $3.4 million was determined using the closing price of our common stock on December 18, 2018, the closing date of the transaction.

Stock Repurchase Program

On November 2, 2017, our board of directors authorized a program to repurchase up to $50.0 million of common stock. Under this program, we repurchased 417,564 shares at a cost of $20.6 million and 579,490 shares at a cost of $19.9 million for the years ended December 31, 2019 and 2018, respectively. On November 2, 2019, $3.7 million expired from the November 2, 2017 repurchase program.  Shares have been adjusted for all periods to reflect a two-for-one stock split effective August 22, 2019.

On November 2, 2019, our board of directors authorized a new program to repurchase up to $50 million of common stock. Under the program, purchases may be made from time to time in the open market over two years. As of December 31, 2019, $50.0 million of the share repurchase authorized was available for future share repurchases.

NOTE M – Stock-Based Compensation

Our equity compensation plans provide for the grant of incentive and nonqualified stock options, as well as other stock-based awards including restricted stock and RSUs, to employees, non-employee directors and other consultants who provide services to us.  RSAs result in the issuance of new shares when granted.  For other stock-based awards, new shares are issued when the award is exercised, vested or released according to the terms of the agreement.  In February 2019, January 2018 and February 2017, 2,081,488, 2,055,240 and 2,049,736 additional shares, respectively, were reserved for future issuance under our 2010 Equity Incentive Plan.  At December 31, 2019, there were approximately 12.1 million shares available for grant under approved equity compensation plans.

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

	Year Ended December 31,
	2019	2018	2017
Cost of revenues	$2,819	$2,168	$1,887
Operating expenses
Sales and marketing	2,946	2,675	2,197
Research and development	2,651	1,505	949
General and administrative	6,274	6,162	7,694
Total stock-based compensation expense	$14,690	$12,510	$12,727

Stock-based compensation expense by type was as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Stock Options	$3,211	$3,355	$5,223
Performance Share Units	1,379	1,034	—
Restricted Stock Units	7,553	5,930	6,526
Restricted Stock Awards	519	487	318
Employee Stock Purchase Plan	701	466	660
401K Stock Match	1,327	1,238	—
Total stock-based compensation expense	$14,690	$12,510	$12,727

As of December 31, 2019, there was approximately $18.7 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a straight-line basis over a weighted-average period of 2.5 years.

Stock Options

Stock options generally vest over four years and have a contractual term of seven to ten years from the date of grant.  Our stock option activity was as follows:

		Weighted Average
	Options	Exercise Price
	(#)	($/share)
Outstanding at December 31, 2016	2,032,024	22.36
Granted	345,394	27.94
Exercised	(131,004)	10.77
Forfeited	(51,752)	27.97
Outstanding at December 31, 2017	2,194,662	23.80
Granted	362,944	29.94
Exercised	(688,668)	20.83
Forfeited	(122,470)	28.34
Outstanding at December 31, 2018	1,746,468	25.93
Granted	184,434	53.92
Exercised	(346,098)	21.98
Forfeited	(40,892)	30.74
Outstanding at December 31, 2019	1,543,912	30.03

Of the total outstanding options at December 31, 2019, 1,160,714 were exercisable with a weighted average exercise price of $27.23 per share.  The total outstanding options had a weighted average remaining contractual life of 3.6 years.

The table below presents the intrinsic value of options exercised and outstanding and factors related to our stock options (in thousands, except per share data):

	Year Ended December 31,
	2019	2018	2017
Fair value of options vested	$3,393	$3,689	$4,227
Intrinsic value of options exercised	11,103	14,852	2,752
Intrinsic value of options outstanding	39,194	26,654	7,312
Weighted-average fair value per share of options granted	16.86	9.74	9.43

The fair values of the options granted were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2019	2018	2017
Volatility	33%	35%	38%
Dividend yield	—	—	—
Life (in years)	4.43	4.44	4.51
Risk-free interest rate	2.41%	2.54%	1.85%

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

Performance Share Units and Restricted Stock Units and Awards

In February 2019 and 2018, our executive officers were granted PSU awards with vesting contingent on the Company’s total shareholder return as compared to indexed total shareholder return over the course of a three-year performance period (fiscal years 2018 – 2020 and fiscal years 2019 – 2021, respectively).  The grant date fair value was estimated using a Monte Carlo simulation that utilizes multiple input variables that determine the probability of satisfying the performance conditions stipulated in the award and calculates the fair market value for the performance stock units granted.  Expense is recognized on a straight-line basis over the performance period, regardless of whether the market condition is satisfied as the likelihood of the market condition being met is included in the fair-value measurement of the award.

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

RSUs vest over four years and, upon vesting, the holder is entitled to receive shares of our common stock.  With RSAs, shares of our common stock are issued when the award is granted and the restrictions lapse over one year.

Our PSU and RSU activity was as follows:

		Weighted Average
	PSUs and RSUs	Grant Date Fair
	(#)	Value ($/share)
Outstanding at December 31, 2016	378,084	27.07
Granted	422,336	27.81
Vested and common stock issued	(129,900)	26.82
Forfeited	(26,696)	27.70
Outstanding at December 31, 2017	643,824	27.58
Granted	345,590	33.02
Vested and common stock issued	(163,122)	28.16
Forfeited	(71,622)	27.52
Outstanding at December 31, 2018	754,670	29.95
Granted	278,622	55.83
Vested and common stock issued	(206,380)	30.20
Forfeited	(31,826)	34.67
Outstanding at December 31, 2019	795,086	38.76

The number of PSUs and RSUs outstanding at December 31, 2019 included 124,786 units that have vested, but the shares of common stock have not yet been issued, pursuant to the terms of the agreement.

Our RSA activity was as follows:

		Weighted Average
	RSAs	Grant Date Fair
	(#)	Value ($/share)
Outstanding at December 31, 2016	3,048	26.14
Restricted common stock issued	10,908	29.15
Restrictions lapsed	(11,220)	28.33
Outstanding at December 31, 2017	2,736	29.15
Restricted common stock issued	14,608	37.22
Restrictions lapsed	(13,680)	35.60
Outstanding at December 31, 2018	3,664	37.22
Restricted common stock issued	9,840	51.80
Restrictions lapsed	(11,044)	46.96
Outstanding at December 31, 2019	2,460	51.80

Employee Stock Purchase Plan

We have an employee stock purchase plan which allows participating employees to purchase shares of our common stock at a discount through payroll deductions.  The plan is available to all employees subject to certain eligibility requirements.  Participating employees may purchase common stock, on a voluntary after-tax basis, at a price that is the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period.  The plan consists of two six-month offering periods, beginning on January 1 and July 1 of each calendar year.  A total of 1.9 million shares of common stock are remaining for issuance under the plan at December 31, 2019.

Our ESPP activity was as follows (in thousands, except share data):

	Year Ended December 31,
	2019	2018	2017
Withholdings for share purchases	$2,270	$1,745	$1,933
Shares purchased	58,851	69,596	81,936

The fair value was estimated based on the market price of our common stock at the beginning of each offering period and using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2019	2018	2017
Volatility	36%	26%	32%
Dividend yield	—	—	—
Life (in years)	0.50	0.50	0.50
Risk-free interest rate	2.36%	1.77%	0.90%

NOTE N – Income Taxes

Our provisions for income taxes included current federal, foreign and state income tax expense, as well as deferred tax expense as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current
Federal	$—	$—	$(184)
State	599	1,103	258
Foreign	169	540	652
Deferred
Federal	6,595	3,011	10,262
State	1,156	224	(291)
Foreign	(161)	(410)	(355)
	$8,358	$4,468	$10,342

The tax provision for the year ended December 31, 2017 included a $0.4 million reclass of alternative minimum tax (“AMT”) credit carryforwards from the deferred federal provision to current federal provision, of which $0.2 million was refunded in 2019. The remaining unutilized AMT credit carryforwards become partially refundable in 2020 and 2021, and fully refundable in 2022.

A reconciliation of the expected federal income tax at the statutory rate to the provision for income taxes was as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Expected federal income tax at statutory rate	$8,835	$5,951	$3,635
State income taxes, net of federal tax effect	1,933	1,293	417
Tax impact of foreign activity	(108)	57	(105)
Nondeductible executive compensation	940	902	530
Nondeductible expenses	329	351	268
Change in valuation allowance	—	(4)	16
Change in state deferred rate	47	38	(134)
Research and development credit	(1,252)	(1,843)	(227)
Tax impact of Tax Cuts and Jobs Act	—	—	6,796
Tax impact of stock activity	(2,518)	(2,438)	(925)
Other	152	161	71
Total provision for income taxes	$8,358	$4,468	$10,342

The Tax Act, which was enacted on December 22, 2017, reduced the corporate federal income tax rate to 21.0% effective January 1, 2018, resulting in discrete tax expense of $6.8 million for the reduction of deferred tax assets, for the year ended December 31, 2017. Also, the Tax Act expanded the deduction limits on executive compensation and included transition rules for previously awarded compensation.

Differences between our effective tax rate and statutory tax rates are primarily due to the federal research and development credit partially offset by permanently non-deductible expenses.  Additionally, under ASU 2016-09, excess tax benefits generated upon settlement or exercise of stock awards are recognized as a reduction to income tax expense as a discrete tax item in the period that the event occurs creating potentially significant fluctuation in tax expense by year.

The significant components of our deferred tax assets (liabilities) were as follows (in thousands):

	December 31,
	2019		2018
Deferred tax assets
Net operating loss and credit carryforwards	$9,122		$8,356
Stock-based compensation expense	3,944		3,647
Accounts receivable allowances	496		464
Accrued expenses	2,916		3,185
Other	9		180
Gross deferred tax assets		16,487		15,832
Less: valuation allowance	(1,068)		(797)
Total net deferred tax assets		15,419		15,035
Deferred tax liabilities
Deferred operations	(8,820)		(2,787)
Foreign operations	(144)		(135)
Depreciation and amortization	(4,975)		(2,943)
Other	(43)		(90)
Total deferred tax liabilities		(13,982)		(5,955)
Net deferred tax assets		$1,437		$9,080

As of December 31, 2019, we had net operating loss carryforwards of $34.0 million for U.S. federal tax purposes.  We also had $3.6 million of various state net operating loss carryforwards.  The loss carryforwards for federal tax purposes will expire between 2020 and 2039 if not utilized.  The loss carryforwards for state tax purposes will expire between 2021 and 2031 if not utilized.

Section 382 of the U.S. Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that might be used to offset taxable income when a corporation has undergone significant changes in stock ownership.  As of December 31, 2019, we had $21.6 million of net operating loss carryforwards subject to Section 382 limitations, of which we believe approximately $17.6 million of federal losses will expire unused due to Section 382 limitations.  The remaining $4.0 million is subject to a maximum annual limitation under Section 382 of approximately $1.0 million.  This limitation could be further restricted if any ownership changes occur in future years.  Accordingly, our deferred tax assets are reported net of the Section 382 limitations.

As of December 31, 2019, we had federal research and development credit carryforwards, net of Section 383 limitations, of $4.2 million, which, if not utilized, will begin to expire in 2030.  We had state research and development credit carryforwards of $1.4 million which, if not utilized, will begin to expire in 2025.

As of December 31, 2019, we had a valuation allowance against our deferred tax assets of $1.1 million.  The valuation allowance is established for state credit carryforwards that we do not expect to utilize based on our current expectations of future state taxable income.

We are subject to income taxes for U.S. federal and various state and international jurisdictions.  We are generally subject to U.S. federal and state tax examinations for all prior tax years due to our net operating loss carryforwards and the utilization of the carryforwards in years still open under statute.

As of December 31, 2019, we do not have any unrecognized tax benefits.  It is our practice to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  We do not expect any material changes in our unrecognized tax positions over the next 12 months.

NOTE O – Net Income Per Share

The following table presents the components of the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Year Ended December 31,
	2019	2018	2017
Numerator
Net income	$33,712	$23,872	$351
Denominator
Weighted average common shares outstanding, basic	35,024	34,392	34,366
Options to purchase common stock	680	612	300
PSUs, RSUs and RSAs	298	208	46
Weighted average common shares outstanding, diluted	36,002	35,212	34,712
Net income per share
Basic	$0.96	$0.69	$0.01
Diluted	$0.94	$0.68	$0.01

Shares and per share data have been adjusted for all periods presented to reflect a two-for-one stock split effective August 22, 2019.

For the years ended December 31, 2019, 2018 and 2017, the effect of approximately 181,000, approximately 1,000 and approximately 566,000 outstanding potential common shares, respectively, were excluded from the calculation of diluted net income per share as they were anti-dilutive.

NOTE P – Retirement Savings Plan

We sponsor a 401(k) retirement savings plan for our employees.  Employees can contribute up to 80% of their compensation, subject to the limits established by law.  In 2018, we increased our match to 50% of the employee’s contribution up to the first 6% of pre-tax annual compensation. A portion of our match is in company stock, which is purchased from the open market by our plan provider and immediately deposited into the employee’s 401(k) account. Additionally, we make statutory contributions to retirement plans as required by local foreign government regulations.  Our total contributions to the plan were $3.3 million, $2.9 million and $1.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.

NOTE Q – Related Party Transactions

SPS Commerce Foundation (the “Foundation”) is a Minnesota non-profit organization exempt from federal taxation under Section 501(c)(3) of the Internal Revenue Code.  The Foundation was formed in 2015 to engage in, advance, support, promote and administer charitable activities.  The directors of the Foundation are also our officers.  These officers receive no compensation from the Foundation for the management services performed for the Foundation.  The Foundation is not a subsidiary of ours and the financial results of the Foundation are not consolidated with our financial statements.  We made no contributions for the year ended December 31, 2019 and we made contributions of $0.7 million and $0.2 million to the Foundation for the years ended December 31, 2018 and 2017, respectively.  We have no current legal obligations for future commitments to the Foundation.

NOTE R – Selected Quarterly Financial Data (Unaudited)

The following table presents our selected unaudited quarterly statements of comprehensive income data (in thousands, except per share amounts):

	For the Three Months Ended
2019	Dec 31	Sep 30	Jun 30	Mar 31
Revenues	$72,733	$70,928	$68,529	$66,934
Gross profit	48,824	47,665	44,829	45,567
Income from operations	10,764	10,933	9,330	7,379
Net income	9,162	8,941	8,796	6,813
Diluted earnings per share	$0.25	$0.25	$0.25	$0.19

	For the Three Months Ended
2018	Dec 31	Sep 30	Jun 30	Mar 31
Revenues	$65,189	$62,868	$61,091	$59,092
Gross profit	44,012	42,457	40,689	39,334
Income from operations	8,209	8,257	5,965	4,300
Net income	7,141	8,061	5,416	3,254
Diluted earnings per share	$0.21	$0.23	$0.15	$0.09

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019, the end of the period covered by this Annual Report on Form 10-K.  This evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).  Disclosure controls and procedures means controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  Disclosure controls and procedures include, without limitation, controls and procedures designed such that information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  Based on this evaluation, our CEO and CFO have concluded that as of December 31, 2019, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed our internal control over financial reporting as of December 31, 2019, based on criteria for effective internal control over financial reporting established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2019 based on the specified criteria.

For the year ended December 31, 2019, management’s assessment of our internal control over financial reporting excluded the internal control over financial reporting of the MAPADOC business, an operating unit of SWK Technologies, Inc., which was acquired on August 26, 2019. Pursuant to the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope for a period not to exceed one year from the date of acquisition, the scope of our most recent assessment did not include MAPADOC. Our assessment of the effectiveness of internal control over financial reporting as of December 31, 2020 will include MAPADOC. As of and for the three and twelve months ended December 31, 2019, MAPADOC represented approximately 3% of our total consolidated assets and less than 1% of our consolidated revenues.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report, which is included under Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to executive officers is contained in Item 1 of this Annual Report on Form 10-K under the heading “Information About our Executive Officers” and with respect to other information relating to our directors and executive officers will be set forth in the 2020 Proxy Statement under the caption “Item 1 – Election of Directors,” which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference.

The information required by this item under Item 407(c)(3) of Regulation S-K is incorporated herein by reference to the section titled “Information Regarding the Board of Directors and Corporate Governance—Procedures for Selecting and Nominating Director Candidates” of the 2020 Proxy Statement.

The information required by this item under Item 407(d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference to the section titled “Information Regarding the Board of Directors and Corporate Governance—Board Committees” of the 2020 Proxy Statement.

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

The information required by this item is incorporated herein by reference to the sections titled “Executive Compensation,” “Information Regarding the Board of Directors and Corporate Governance—Director Compensation” and “Certain Relationships and Related Transactions—Compensation Committee Interlocks and Insider Participation” of the 2020 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the section titled “Security Ownership” of the 2020 Proxy Statement.

Equity Compensation Plan Information

The following table summarizes the number of shares of our common stock to be issued upon exercise of outstanding stock options and settlement of restricted stock unit awards granted under our equity plans as of December 31, 2019. The table also includes the weighted-average exercise price of outstanding stock options and the number of shares of our common stock remaining available for future issuance under the plans for all awards.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights		Number of shares remaining available for future issuance under equity compensation plans (excluding shares in first column)
Equity compensation plans approved by stockholders(1)(2)	2,338,998	(3)	$ 30.03	(4)	13,999,903	(5)
Equity compensation plans not approved by stockholders	None		N/A		None

(1)	Includes the 2001 Stock Option Plan, the 2010 Equity Incentive Plan and the Employee Stock Purchase Plan.
(2)

The 2010 Equity Incentive Plan contains an “evergreen” provision, pursuant to which the number of shares of common stock reserved for issuance under the 2010 Equity Incentive Plan shall be increased on January 1 of each year beginning in 2011 and ending on January 1, 2020 in an amount equal to the lesser of 6% of the total number of our shares outstanding as of December 31 of the immediately preceding calendar year or a number of shares determined by our board of directors; provided, however, no more than 2,403,000 shares of our common stock may be issued upon the exercise of incentive stock options.

(3)	Includes 1,543,912 shares subject to outstanding and unexercised stock options and 795,086 shares issuable in settlement of RSU and PSU awards.
(4)	The weighted average exercise price reflects only the outstanding stock options, as the other forms of awards disclosed in this note entail the issuance of shares for the payment of no consideration.
(5)	Includes 1,914,581 shares remaining available for future issuance under the Employee Stock Purchase Plan.
Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the sections titled “Certain Relationships and Related Transactions,” and “Information Regarding the Board of Directors and Corporate Governance—Director Independence” of the 2020 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the section titled “Audit Committee Report and Payment of Fees to Our Independent Auditor” of the 2020 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following documents are filed as a part of this Annual Report on Form 10-K:

(a)	Financial Statements: The financial statements filed as a part of this report are listed in Part II, Item 8.
(b)	Financial Statement Schedules: The schedules are either not applicable or the required information is presented in the consolidated financial statements or notes thereto.
(c)	Exhibits: The exhibits incorporated by reference or filed as a part of this Annual Report on Form 10-K are listed in the Exhibit Index prior to the signatures to this report.
Item 16.	Form 10-K Summary

None.

EXHIBIT INDEX

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	S-3	333-182097	06/13/2012	4.1

3.2	Amended and Restated Bylaws	8-K	001-34702	10/17/2017	3.1

4.1	Description of Capital Stock					X

10.1	2001 Stock Option Plan**	S-1/A	333-163476	01/11/2010	10.3

10.2	Form of Incentive Stock Option Agreement under 2001 Stock Option Plan**	S-1/A	333-163476	01/11/2010	10.4

10.3	Form of Non-Statutory Stock Option Agreement (Director) under 2001 Stock Option Plan**	S-1/A	333-163476	01/11/2010	10.5

10.4	2010 Equity Incentive Plan, as amended effective October 29, 2014**	10-K	001-34702	02/20/2015	10.6

10.5	Form of Incentive Stock Option Agreement under 2010 Equity Incentive Plan**	8-K	001-34702	02/17/2012	10.2

10.6	Form of Non-Statutory Stock Option Agreement (Employee) under 2010 Equity Incentive Plan**	8-K	001-34702	02/17/2012	10.3

10.7	Form of Non-Statutory Stock Option Agreement (Director) under 2010 Equity Incentive Plan**	8-K	001-34702	02/17/2012	10.4

10.8	Form of Restricted Stock Unit Award Agreement under 2010 Equity Incentive Plan**	8-K	001-34702	02/15/2017	99.2

10.9	Form of Restricted Stock Award Agreement under 2010 Equity Incentive Plan**	10-Q	001-34702	05/08/2012	10.6

10.10	Form of Performance Stock Unit Agreement under 2010 Equity Incentive Plan**	8-K	001-34702	02/18/2018	10.1

10.11	Form of Deferred Stock Unit Agreement under 2010 Equity Incentive Plan	10-Q	001-34702	04/26/2019	10.2

10.12	Non-Employee Director Compensation Summary**	10-Q	001-34702	04/26/2019	10.1

10.13	Form of Indemnification Agreement for Independent Directors	S-1/A	333-163476	01/11/2010	10.18

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
10.14	Form of Indemnification Agreement for Archie C. Black**	S-1/A	333-163476	01/11/2010	10.19

10.15	Employment Agreement between the Company and Archie C. Black**	S-1/A	333-163476	03/05/2010	10.20

10.16	Form of Executive Severance and Change in Control Agreement**	S-K	001-34702	02/03/2016	10.1

10.17	Standard Form Office Lease, dated as of February 14, 2012, by and between the registrant and CSDV-MN Limited Partnership	8-K	001-34702	02/17/2012	10.1

10.18	Management Incentive Plan**	8-K	001-34702	02/03/2016	10.2

10.19	Executive Severance and Change in Control Agreement**	8-K	001-34702	11/17/2017	10.1

21.1	Subsidiaries of the registrant					X

23.1	Consent of KPMG LLP					X

24.1	Power of Attorney (included on signature page)					X

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T					X

104	The cover page from the Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL.					X

**	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 25, 2020	SPS COMMERCE, INC.

	By:	/s/ ARCHIE C. BLACK
Archie C. Black
President and Chief Executive Officer

Each of the undersigned hereby appoints Archie C. Black and Kimberly K. Nelson, and each of them (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Exchange Act of 1934, any and all amendments and exhibits to this annual report on Form 10-K and any and all applications, instruments, and other documents to be filed with the Securities and Exchange Commission pertaining to this annual report on Form 10-K or any amendments thereto, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2020.

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