Form 10-Q
period 2020-03-31
SPS COMMERCE INC
filed 2020-04-30
CIK 1092699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2020

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding at April 24, 2020 was 34,927,767 shares.

SPS COMMERCE, INC.

QUARTERLY REPORT ON FORM 10-Q

Unless the context otherwise requires, for purposes of the Quarterly Report on Form 10-Q, the words “we,” “us,” “our,” the “Company,” “SPS,” and “SPS Commerce” refer to SPS Commerce, Inc.

SPS COMMERCE, INC.	2	Form 10-Q for the quarterly period ended March 31, 2020

PART I. – FINANCIAL INFORMATION

Item 1.Financial Statements

SPS COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In thousands, except shares)	2020	2019
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$184,484	$179,252
Short-term investments	30,074	34,284
Accounts receivable	33,275	33,001
Allowance for credit losses	(2,939)	(1,469)
Accounts receivable, net	30,336	31,532
Deferred costs	35,543	35,274
Other assets	9,417	11,279
Total current assets	289,854	291,621
PROPERTY AND EQUIPMENT, less accumulated depreciation of $53,458 and $50,574, respectively	24,035	23,752
OPERATING LEASE RIGHT-OF-USE ASSETS	15,170	15,744
GOODWILL	74,463	76,845
INTANGIBLE ASSETS, net	20,857	22,668
OTHER ASSETS
Deferred costs, non-current	11,393	11,667
Deferred income tax assets	1,837	2,630
Other assets, non-current	2,210	2,513
Total assets	$439,819	$447,440
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$4,602	$4,274
Accrued compensation	13,132	22,303
Accrued expenses	5,374	6,207
Deferred revenue	34,929	31,463
Operating lease liabilities	3,866	3,783
Total current liabilities	61,903	68,030
OTHER LIABILITIES
Deferred revenue, non-current	2,781	2,851
Operating lease liabilities, non-current	18,957	20,085
Deferred income tax liabilities	990	1,193
Other liabilities, non-current	—	405
Total liabilities	84,631	92,564
COMMITMENTS and CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 55,000,000 shares authorized; 36,474,448 and 36,104,619 shares issued; and 34,992,825 and 34,863,271 outstanding, respectively	36	36
Treasury stock, at cost; 1,481,623 and 1,241,348 shares, respectively	(58,297)	(46,297)
Additional paid-in capital	361,853	354,115
Retained earnings	57,419	48,973
Accumulated other comprehensive loss	(5,823)	(1,951)
Total stockholders’ equity	355,188	354,876
Total liabilities and stockholders’ equity	$439,819	$447,440

See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.	3	Form 10-Q for the quarterly period ended March 31, 2020

SPS COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
(In thousands, except per share amounts) (Unaudited)	2020	2019
Revenues	$74,192	$66,934
Cost of revenues	23,544	21,367
Gross profit	50,648	45,567
Operating expenses
Sales and marketing	18,299	17,922
Research and development	7,568	6,192
General and administrative	11,909	12,770
Amortization of intangible assets	1,336	1,304
Total operating expenses	39,112	38,188
Income from operations	11,536	7,379
Other income (expense)
Interest income, net	640	577
Other expense, net	(1,241)	(47)
Change in earn-out liability	(72)	(56)
Total other income (expense), net	(673)	474
Income before income taxes	10,863	7,853
Income tax expense	1,348	1,040
Net income	$9,515	$6,813
Other comprehensive income (expense)
Foreign currency translation adjustments	(3,864)	740
Unrealized gain on investments, net of tax of $24 and $30	71	90
Reclassification of gain on investments into earnings, net of tax of ($26) and ($31)	(79)	(93)
Total other comprehensive income (expense)	(3,872)	737
Comprehensive income	$5,643	$7,550

Net income per share
Basic	$0.27	$0.19
Diluted	$0.26	$0.19

Weighted average common shares used to compute net income per share
Basic	35,072	34,942
Diluted	35,926	35,984

Shares and per share data have been adjusted for all periods presented to reflect a two-for-one stock split effective August 22, 2019.

See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.	4	Form 10-Q for the quarterly period ended March 31, 2020

SPS COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Stockholders'
(In thousands, except shares) (Unaudited)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balances, December 31, 2018	34,691,472	$36	823,784	$(25,679)	$332,574	$15,261	$(3,218)	$318,974
Stock-based compensation	—	—	—	—	4,966	—	—	4,966
Exercise of stock options and issuance of restricted stock	316,878	—	—	—	2,472	—	—	2,472
Repurchases of common stock	(67,464)	—	67,464	(2,966)	—	—	—	(2,966)
Settlement and subsequent return of shares	(5,522)	—	—	—	(300)	—	—	(300)
Net income	—	—	—	—	—	6,813	—	6,813
Foreign currency translation adjustments	—	—	—	—	—	—	740	740
Unrealized loss on investments, net of tax	—	—	—	—	—	—	(93)	(93)
Reclassification of loss on investments into earnings	—	—	—	—	—	—	90	90
Adoption of ASU 2018-02	—	—	—	—	—	—	8	8
Balances, March 31, 2019	34,935,364	$36	891,248	$(28,645)	$339,712	$22,074	$(2,473)	$330,704

Balances, December 31, 2019	34,863,271	$36	1,241,348	$(46,297)	$354,115	$48,973	$(1,951)	$354,876
Stock-based compensation	—	—	—	—	3,968	—	—	3,968
Exercise of stock options and issuance of restricted stock	367,814	—	—	—	3,683	—	—	3,683
Employee stock purchase plan	2,015	—	—	—	87	—	—	87
Repurchases of common stock	(240,275)	—	240,275	(12,000)	—	—	—	(12,000)
Net income	—	—	—	—	—	9,515	—	9,515
Foreign currency translation adjustments	—	—	—	—	—	—	(3,864)	(3,864)
Unrealized gain on investments, net of tax	—	—	—	—	—	—	71	71
Reclassification of gain on investments into earnings	—	—	—	—	—	—	(79)	(79)
Adoption of ASU 2016-13	—	—	—	—	—	(1,069)	—	(1,069)
Balances, March 31, 2020	34,992,825	$36	1,481,623	$(58,297)	$361,853	$57,419	$(5,823)	$355,188

Shares have been adjusted for all periods presented to reflect a two-for-one stock split effective August 22, 2019.

See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.	5	Form 10-Q for the quarterly period ended March 31, 2020

SPS COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
(In thousands) (Unaudited)	2020	2019
Cash flows from operating activities
Net income	$9,515	$6,813
Reconciliation of net income to net cash provided by operating activities
Deferred income taxes	668	838
Change in earn-out liability	72	56
Depreciation and amortization of property and equipment	3,138	2,637
Amortization of intangible assets	1,336	1,304
Provision for credit losses	1,285	655
Stock-based compensation	4,344	5,294
Other, net	(105)	(240)
Changes in assets and liabilities
Accounts receivable	(1,053)	(1,328)
Deferred costs	(256)	(414)
Other current and non-current assets	2,041	(337)
Accounts payable	655	353
Accrued compensation	(9,302)	(8,843)
Accrued expenses	(615)	60
Deferred revenue	3,396	3,698
Operating leases	(452)	(345)
Net cash provided by operating activities	14,667	10,201
Cash flows from investing activities
Purchases of property and equipment	(3,965)	(2,899)
Purchases of investments	(12,460)	(12,447)
Maturities of investments	15,875	15,225
Net cash used in investing activities	(550)	(121)
Cash flows from financing activities
Repurchases of common stock	(12,000)	(2,966)
Net proceeds from exercise of options to purchase common stock	3,683	2,472
Net proceeds from employee stock purchase plan	87	—
Payment for earn-out liability	(688)	—
Net cash used in financing activities	(8,918)	(494)
Effect of foreign currency exchange rate changes	33	270
Net increase in cash and cash equivalents	5,232	9,856
Cash and cash equivalents at beginning of period	179,252	133,859
Cash and cash equivalents at end of period	$184,484	$143,715

See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.	6	Form 10-Q for the quarterly period ended March 31, 2020

SPS COMMERCE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE A – General

Business Description

SPS Commerce is a leading provider of cloud-based supply chain management solutions that make it easier for retailers, suppliers, grocers, distributors and logistics firms to orchestrate the management of item data, order fulfillment, inventory control and sales analytics across all channels. For many businesses, implementing and maintaining a suite of supply chain management capabilities is resource-intensive and not a core competency. The solutions offered by SPS Commerce eliminate the need for on-premise software and support staff by taking on that capability on the customer’s behalf.  These solutions also enable our customers to increase their supply cycle agility, optimize their inventory levels and sell-through, reduce operational costs and gain increased visibility into customer orders, helping ensure that suppliers, grocers, distributors, and logistics firms can satisfy retailer requirements.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of SPS Commerce, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and notes required by GAAP. We have included all normal recurring adjustments considered necessary to provide a fair presentation of our financial position, results of operations, stockholders’ equity, and cash flows for the interim periods shown. Operating results for these interim periods are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission (“SEC’).

Effective January 1, 2020, we adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326) with a modified-retrospective approach and recorded a $1.1 million cumulative-effect adjustment to retained earnings. Under the standard, in determining the allowances for credit losses, we pool our outstanding accounts receivable invoices based on the contractual due date of payment at the balance sheet date. We take several factors into consideration for estimated credit losses by pool, primarily our historical credit losses. Additional adjustments are made for current and future conditions, primarily the rate of retail bankruptcies across the United States.

On July 25, 2019, the Company announced that its board of directors declared a two-for-one stock split of the Company’s common stock, effected in the form of a 100 percent stock dividend as of the record date on August 8, 2019. The stock split dividend was distributed on August 22, 2019. Earnings per share and weighted average shares outstanding are presented in this Quarterly Report on Form 10-Q after the effect of the 100 percent stock dividend. The two-for-one stock split is reflected in the share amounts in all periods presented in this Quarterly Report on Form 10-Q.

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

SPS COMMERCE, INC.	7	Form 10-Q for the quarterly period ended March 31, 2020

Recently Adopted Accounting Pronouncements

Standard	Date of Issuance	Description	Date Adopted	Effect on the Financial Statements
ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Statements	June 2016

The amendment replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses on instruments within its scope, including trade receivables. This is intended to provide financial statement users with more decision-useful information about the expected credit losses.

January 2020

The adoption of this standard did not have a material impact on our condensed consolidated financial statements. See above under “Basis for Presentation” for significant inputs for the allowance for credit losses.

ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement	August 2018	This amendment adds, modifies and removes several disclosure requirements relative to the three levels of inputs used to measure fair value in accordance with Topic 820, Fair Value Measurement.	January 2020	The adoption of this standard did not have a material impact on our condensed consolidated financial statements.
ASU 2017-04, Intangibles - Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment	January 2017	This amendment eliminates Step 2 from the goodwill impairment test.	January 2020	The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

Significant Accounting Policies

There were no material changes in our significant accounting policies during the three months ended March 31, 2020. See Note A to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC, for additional information regarding our significant accounting policies.

NOTE B – Revenue

We derive our revenues from the following revenue streams:

	Three Months Ended
	March 31,
(In thousands)	2020	2019
Recurring revenues:
Fulfillment	$59,103	$52,445
Analytics	9,736	8,873
Other	1,199	1,428
Recurring Revenues	70,038	62,746
One-time revenues	4,154	4,188
	$74,192	$66,934

Revenues are recognized when our services are made available to our customers, in an amount that reflects the consideration we are contractually and legally entitled to in exchange for those services.

SPS COMMERCE, INC.	8	Form 10-Q for the quarterly period ended March 31, 2020

We determine revenue recognition through the following steps:

-	Identification of the contract, or contracts, with a customer
-	Identification of the performance obligations in the contract
-	Determination of the transaction price
-	Allocation of the transaction price to the performance obligations in the contract
-	Recognition of revenue when, or as, we satisfy a performance obligation

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

The deferred revenue liability for recurring revenue contracts are for one year or less and recognized on a ratable basis over the contract term. We have applied the optional exemption to not disclose information about the remaining performance obligations for contracts which have original durations of one year or less.

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

Certain contracts contain set-up fees that constitute a material renewal option right. This material right provides customers a significant future incentive that would not otherwise be available to them unless they entered into the contract, as the set-up fees will not be incurred again upon contract renewal.

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

The table below presents the activity of the portion of the deferred revenue liability relating to set-up fees:

	Three Months Ended
	March 31,
(In thousands)	2020	2019
Balance, beginning of period	$10,518	$9,857
Invoiced set-up fees	2,719	2,537
Amortized set-up fees	(2,665)	(2,581)
Balance, end of period	$10,572	$9,813

The entire balance of set-up fees will be recognized within two years and, as such, current amounts will be recognized in the next 1-12 months and long-term amounts will be recognized in the next 13-24 months.

SPS COMMERCE, INC.	9	Form 10-Q for the quarterly period ended March 31, 2020

Miscellaneous one-time fees consist of professional services and testing and certification. The deferred revenue liability for these one-time fees are for one year or less and recognized at the time service is provided. We have applied the optional exemption to not disclose information about the remaining performance obligations for contracts which have original durations of one year or less.

NOTE C – Deferred Costs

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

The table below presents the activity of deferred costs and amortization of deferred costs:

	Three Months Ended
	March 31,
(In thousands)	2020	2019
Balance, beginning of period	$46,941	$45,475
Incurred deferred costs	12,721	12,332
Amortized deferred costs	(12,726)	(11,916)
Balance, end of period	$46,936	$45,891

NOTE D – Financial Instruments

We invest primarily in money market funds, certificates of deposit, highly liquid debt instruments of the U.S. government and U.S. corporate debt securities.  All investments with remaining maturities of less than one year from the balance sheet date are classified as short-term investments. Investments with remaining maturities of more than one year from the balance sheet date are classified as long-term investments. As of March 31, 2020 and December 31, 2019, all of our investments held were classified as short-term.

Our short-term marketable securities are classified as available-for-sale. We intend to hold marketable securities until maturity; however, we may sell these securities at any time for use in current operations or for other purposes.

Our marketable securities are carried at fair value and unrealized gains and losses on these investments, net of taxes, are included in accumulated other comprehensive loss in the condensed consolidated balance sheets. Realized gains or losses are included in other income (expense), net in the condensed consolidated statements of comprehensive income. When a determination has been made that the fair value of a marketable security is below its amortized cost basis, the portion of the unrealized loss that corresponds to a credit-related factor is realized through a credit allowance on the marketable security and the equivalent expense is realized in other income (expense), net in the condensed consolidated statements of comprehensive income.

SPS COMMERCE, INC.	10	Form 10-Q for the quarterly period ended March 31, 2020

Cash equivalents and short-term investments consisted of the following:

	March 31, 2020
	Amortized	Unrealized	Fair
(In thousands)	Cost	Gains, net	Value
Cash equivalents:
Money market funds	$157,333	$—	$157,333
Certificates of deposit	6,140	—	6,140
Marketable securities:
Corporate bonds	11,405	24	11,429
Commercial paper	7,496	10	7,506
U.S. treasury securities	4,932	67	4,999
	$187,306	$101	$187,407

	December 31, 2019
	Amortized	Unrealized	Fair
(In thousands)	Cost	Gains, net	Value
Cash equivalents:
Money market funds	$151,266	$—	$151,266
Certificates of deposit	7,030	—	7,030
Marketable securities:
Corporate bonds	9,785	20	9,805
Commercial paper	7,503	—	7,503
U.S. treasury securities	9,855	91	9,946
	$185,439	$111	$185,550

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

For the earn-out liability related to the EDIAdmin acquisition, the Company utilized the Monte Carlo simulation method to estimate the fair value of this contingent liability as of the balance sheet date. Thousands of iterations of the simulation were performed using forecasted revenues to develop a distribution of future values of recurring revenue which, in turn, provided indicated earn-out payments. The total estimated fair value equals the sum of the average present values of the indicated earn-out payments. Changes in the assumptions used in the simulations described above could have an impact on the payout of contingent consideration.

SPS COMMERCE, INC.	11	Form 10-Q for the quarterly period ended March 31, 2020

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	March 31, 2020
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$157,333	$—	$—	$157,333
Certificates of deposit	6,140	—	—	6,140
Marketable securities:
Corporate bonds	—	11,429	—	11,429
Commercial paper	—	7,506	—	7,506
U.S. treasury securities	—	4,999	—	4,999
	$163,473	$23,934	$—	$187,407

Liabilities:
Earn-out liability	$—	$—	$307	$307
	$—	$—	$307	$307

	December 31, 2019
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$151,266	$—	$—	$151,266
Certificates of deposit	7,030	—	—	7,030
Marketable securities:
Corporate bonds	—	9,805	—	9,805
Commercial paper	—	7,503	—	7,503
U.S. treasury securities	—	9,946	—	9,946
	$158,296	$27,254	$—	$185,550

Liabilities:
Earn-out liability	$—	$—	$405	$405
	$—	$—	$405	$405

During the three months ended March 31, 2020, we recognized expense of $0.1 million in our condensed consolidated statements of comprehensive income due to the remeasurement of the contingent liability and, additionally, we transferred $0.2 million out of Level 3. The remaining earn-out liability is expected to be paid in the first quarter of 2021 and has been measured as Level 3 given the unobservable inputs that are significant to the measurement of the liability. The earn-out has a maximum potential payout of $1.7 million, of which $0.7 million was paid during the three months ended March 31, 2020.

There were no other transfers in or out of our Level 1, 2, or 3 assets or liabilities during the three months ended March 31, 2020 and 2019.

Nonrecurring Fair Value Measurements

The Company measures certain assets and liabilities at fair value on a nonrecurring basis. Assets that are measured at fair value on a nonrecurring basis include long-lived assets, goodwill and indefinite-lived intangible assets, which would generally be recorded at fair value as a result of an impairment charge. Assets acquired and liabilities assumed as part of business combinations are measured at fair value.

SPS COMMERCE, INC.	12	Form 10-Q for the quarterly period ended March 31, 2020

Other Fair Value Disclosures

The carrying values of the Company's short-term financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, when applicable, approximate their respective fair values due to their short-term nature.

NOTE E – Allowance for Credit Losses

The allowance for credit losses activity, included in accounts receivable, net, was as follows:

	Three Months Ended
	March 31,
(In thousands)	2020	2019
Balance, beginning of period	$1,469	$1,392
Adoption of ASU 2016-13	1,069	—
Provision for credit losses	1,285	655
Write-offs, net of recoveries	(884)	(569)
Balance, end of period	$2,939	$1,478

NOTE F – Goodwill and Intangible Assets, net

The changes in the net carrying amount of goodwill was as follows:

	Three Months Ended
	March 31,
(In thousands)	2020	2019
Balance, beginning of period	$76,845	$69,658
Foreign currency translation adjustments	(2,382)	417
Balance, end of period	$74,463	$70,075

Intangible assets subject to amortization are amortized over their respective useful lives (ranging from three to ten years). Intangible assets, net included the following:

	March 31, 2020
	Gross		Foreign
	Carrying	Accumulated	Currency
(In thousands)	Amount	Amortization	Translation	Net
Subscriber relationships	$36,847	$(21,383)	$(468)	$14,996
Non-competition agreements	698	(597)	(9)	92
Acquired technology	7,795	(2,026)	—	5,769
	$45,340	$(24,006)	$(477)	$20,857

	December 31, 2019
	Gross		Foreign
	Carrying	Accumulated	Currency
(In thousands)	Amount	Amortization	Translation	Net
Subscriber relationships	$43,640	$(27,287)	$214	$16,567
Non-competition agreements	2,495	(2,371)	10	134
Acquired technology	8,602	(2,643)	8	5,967
	$54,737	$(32,301)	$232	$22,668

SPS COMMERCE, INC.	13	Form 10-Q for the quarterly period ended March 31, 2020

The estimated annual amortization expense related to intangible assets subject to amortization for the next five years is as follows:

(In thousands)
Remainder of 2020	$3,914
2021	4,395
2022	3,291
2023	3,227
2024	2,100
Thereafter	3,930
$20,857

NOTE G – Other Assets

The changes in the net amount of capitalized implementation costs for software hosting arrangements is as follows:

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Balance, beginning of period	$1,166	$455
Capitalized implementation fees	51	255
Amortization of implementation fees	(29)	(10)
Balance, end of period	$1,188	$700

There were no impairment losses in relation to the capitalized implementation costs for the three months ended March 31, 2020 and 2019.

NOTE H – Leases

We are obligated under non-cancellable operating leases, primarily for office space and certain equipment, as follows:

	March 31, 2020		December 31, 2019
(In thousands, except remaining term)	Remaining Term	Right-of-Use Asset	Remaining Term	Right-of-Use Asset
Minneapolis, MN lease	5 years	$10,577	5 years	$10,704
Kyev, Ukraine lease	5 years	2,220	5 years	2,316
Little Falls, NJ lease	3 years	1,472	4 years	1,574
Other leases	<1 - 5 years	901	<1 - 5 years	1,150
		$15,170		$15,744

Some of our leases may include options to extend the leases for up to five years. The options to extend our leases are not recognized as part of our Right-of-Use (“ROU”) assets and lease liabilities as it is not reasonably certain that we will exercise those options. Additionally, our agreements do not include options to terminate the leases.

The components of lease expense were as follows:

	Three Months Ended
	March 31,
(In thousands)	2020	2019
Operating lease cost	$595	$686
Variable lease cost	892	804
	$1,487	$1,490

SPS COMMERCE, INC.	14	Form 10-Q for the quarterly period ended March 31, 2020

Operating lease cost for short-term leases was not material for the three months ended March 31, 2020 and 2019.

Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	March 31,
(In thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	1,112	1,033
ROU assets obtained in exchange for operating lease liabilities	29	—

Supplemental balance sheet information related to leases was as follows:

	March 31, 2020	December 31, 2019
Weighted-average remaining lease term - operating leases	4.8 years	5.0 years
Weighted-average discount rate - operating leases	4.5%	4.5%

At March 31, 2020, our future minimum payments under operating leases were as follows:

(In thousands)
Remainder of 2020	$5,513
2021	5,077
2022	4,589
2023	4,402
2024	4,149
Thereafter	1,437
25,167
Less: imputed interest	(2,344)
$22,823

NOTE I – Stockholders’ Equity

Stock Split

On August 22, 2019, we effected a two-for-one stock split of the Company’s common stock. There was no change in the number of authorized common shares of the Company. All share and per share data have been adjusted for all periods presented to reflect the stock split.

Stock Repurchase Program

On November 2, 2019, our board of directors authorized a program to repurchase up to $50 million of common stock. Under the program, purchases may be made from time to time in the open market over two years. For the three months ended March 31, 2020, we repurchased 240,275 shares at a cost of $12.0 million. As of March 31, 2020, $38.0 million of the share repurchase program was available for future share repurchases.

NOTE J – Stock-Based Compensation

Our equity compensation plans provide for the grant of incentive and nonqualified stock options, as well as other stock-based awards including restricted stock and restricted stock units (“RSU”), to employees, non-employee directors and other consultants who provide services to us. We also provide an employee stock purchase plan and 401(k) stock match.

SPS COMMERCE, INC.	15	Form 10-Q for the quarterly period ended March 31, 2020

Restricted stock awards result in the issuance of new shares when granted. For other stock-based awards, new shares are issued when the award is exercised, vested or released according to the terms of the agreement. In February 2020, 2.1 million additional shares were reserved for future issuance under our 2010 Equity Incentive Plan. At March 31, 2020, there were approximately 14.0 million shares available for grant under approved equity compensation plans.

We recognize stock-based compensation expense on a straight-line basis over the vesting period, except for expense relating to retirement-eligible employees that have not given their required notice which is recognized on a pro-rata basis over the notice period prior to retirement.

Stock-based compensation expense was allocated in the condensed consolidated statements of comprehensive income as follows:

	Three Months Ended
	March 31,
(In thousands)	2020	2019
Cost of revenues	$808	$587
Operating expenses
Sales and marketing	846	730
Research and development	923	523
General and administrative	1,767	3,454
	$4,344	$5,294

Stock-based compensation expense by plan type was as follows:

	Three Months Ended
	March 31,
(In thousands)	2020	2019
Stock options	$594	$1,274
Performance share units	696	923
Restricted stock units	2,329	2,443
Restricted stock awards	127	136
Employee stock purchase plan	222	190
401(k) stock match	376	328
	$4,344	$5,294

As of March 31, 2020, there was approximately $27.1 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a straight-line basis over a weighted average period of 2.8 years.

Stock Options

Stock options generally vest over four years and have a contractual term of seven to ten years from the date of grant. Our stock option activity was as follows:

	Three Months Ended March 31, 2020
		Weighted Average
	Options (#)	Exercise Price (per share)
Outstanding, beginning of period	1,543,912	$30.03
Granted	86,906	56.25
Exercised	(173,192)	21.27
Forfeited	(1,756)	41.27
Outstanding, end of period	1,455,870	32.63

SPS COMMERCE, INC.	16	Form 10-Q for the quarterly period ended March 31, 2020

Of the total outstanding options at March 31, 2020, 1.1 million were exercisable with a weighted average exercise price of $29.33 per share. The total outstanding options had a weighted average remaining contractual life of 3.1 years.

The weighted average grant date fair value of options granted during the first three months of 2020 was $14.51 per share. This was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Volatility	31.2%
Dividend yield	0%
Life (in years)	3.8
Risk-free interest rate	1.3%

The expected volatility of the options is based on the historical volatility of our common stock. We have not issued dividends on our common stock and do not expect to do so in the foreseeable future. Beginning with awards granted in 2020, the expected term of options is derived from historical data on employee exercises and post-vesting employment termination behavior. For awards granted prior to 2020, the expected term of the options was based on the simplified method which did not consider historical employee exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date.

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

In February 2018, 2019 and 2020, our executive officers were granted PSU awards with vesting contingent on the Company’s total shareholder return as compared to indexed total shareholder return over the course of a fiscal based three-year performance period, starting in the fiscal year of grant. The grant date fair value was estimated using a Monte Carlo simulation that utilizes multiple input variables that determine the probability of satisfying the performance conditions stipulated in the award and calculates the fair market value for the PSUs granted. Expense is recognized on a straight-line basis over the vesting period, regardless of whether the market condition is satisfied.

RSUs vest over four years and, upon vesting, the holder is entitled to receive shares of our common stock. With restricted stock awards, shares of our common stock are issued when the award is granted and the restrictions lapse over one year.

Activity for our PSUs and RSUs was as follows:

	Three Months Ended March 31, 2020
		Weighted Average Grant
	PSUs and RSUs (#)	Date Fair Value (per share)
Outstanding, beginning of period	795,086	$38.76
Granted	202,011	57.12
Vested and common stock issued	(194,622)	33.99
Forfeited	(150,636)	28.20
Outstanding, end of period	651,839	48.32

Our restricted stock awards activity was as follows:

	Three Months Ended March 31, 2020
	Restricted Stock	Weighted Average Grant
	Awards (#)	Date Fair Value (per share)
Outstanding, beginning of period	2,460	$51.80
Restrictions lapsed	(2,460)	51.80
Outstanding, end of period	—	—

SPS COMMERCE, INC.	17	Form 10-Q for the quarterly period ended March 31, 2020

Employee Stock Purchase Plan

We have an employee stock purchase plan which allows participating employees to purchase shares of our common stock at a discount through payroll deductions. The plan is available to all employees subject to certain eligibility requirements. Participating employees may purchase common stock, on a voluntary after-tax basis, at a price that is the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period. The plan consists of two six-month offering periods, beginning on January 1 and July 1 of each calendar year, respectively. A total of 1.9 million shares of common stock are reserved for issuance under the plan as of March 31, 2020.

Our ESPP activity was as follows:

	Three Months Ended
	March 31,
(In thousands, except share data)	2020	2019
Amount for shares purchased	$87	$—
Shares purchased	2,015	—

The fair value was estimated based on the market price of our common stock at the beginning of the offering period using the Black-Scholes option pricing model with the following assumptions:

Volatility	30.6%
Dividend yield	0%
Life (in years)	0.5
Risk-free interest rate	1.6%

401(k) Stock Match

We sponsor a 401(k) retirement savings plan for our U.S. employees where participants can contribute up to 80% of their compensation, subject to the limits established by law. We match 50% of the employee’s elective deferrals, up to the first 6% of the employee’s pre-tax compensation for each pay period. A portion of our match is in company stock, which is purchased from the open market by our plan provider and immediately deposited into the employee’s 401(k) account.

NOTE K – Income Taxes

We record our interim provision for income taxes by applying our estimated annual effective tax rate to our year-to-date pretax income and adjust the provision for discrete tax items recorded in the period. Differences between our effective tax rate and statutory tax rates are primarily due to the impact of permanently non-deductible expenses partially offset by the federal research and development credits and tax benefits associated with foreign-derived intangible income. Additionally, excess tax benefits generated upon settlement or exercise of stock awards are recognized as a reduction to income tax expense as a discrete tax item in the quarter that the event occurs creating potentially significant fluctuation in tax expense by quarter and by year. Our provisions for income taxes include current foreign and state income tax expense, as well as deferred tax expense.

As of March 31, 2020, we do not have any unrecognized tax benefits nor any material accrued interest or tax penalties.

SPS COMMERCE, INC.	18	Form 10-Q for the quarterly period ended March 31, 2020

NOTE L – Net Income Per Share

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

The following table presents the components of the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2020	2019
Numerator
Net income	$9,515	$6,813
Denominator
Weighted average common shares outstanding, basic	35,072	34,942
Options to purchase common stock	582	722
PSUs, RSUs and restricted stock awards	272	320
Weighted average common shares outstanding, diluted	35,926	35,984
Net income per share
Basic	$0.27	$0.19
Diluted	$0.26	$0.19

Shares and per share data have been adjusted for all periods presented to reflect a two-for-one stock split effective August 22, 2019.

For the three months ended March 31, 2020 and 2019, the effect of approximately 309,000 and approximately 69,000 outstanding potential common shares, respectively, were excluded from the calculation of diluted net income per share as they were anti-dilutive.

NOTE M – Geographic Information

For the three months ended March 31, 2020 and 2019, 83% and 82% of our revenue, respectively, were attributable to customers based within the United States. No single jurisdiction outside of the U.S. had revenues in excess of 10%.

At March 31, 2020 and 2019, approximately 8% of property and equipment, net was located at subsidiary and office locations outside of the United States.

SPS COMMERCE, INC.	19	Form 10-Q for the quarterly period ended March 31, 2020

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements regarding us, our business prospects and our results of operations are subject to certain risks and uncertainties posed by many factors and events, many of which may be amplified by the coronavirus (COVID-19) pandemic, that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “assumes,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Similarly, statements that describe our future plans, objectives or goals are also forward-looking. Forward-looking statements may also be made from time to time in oral presentations, including telephone conferences and/or webcasts open to the public. Shareholders, potential investors and others are cautioned that all forward-looking statements involve risks and uncertainties that could cause results in future periods to differ materially from those anticipated by some of the statements made in this report, including the risks and uncertainties described under the heading “Risk Factors” appearing in our Annual Report on Form 10-K for the year ended December 31, 2019, as may be updated in our subsequent Quarterly Reports on Form 10-Q from time to time, including the updates in this Quarterly Report on Form 10-Q. We expressly disclaim any intent or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that advise interested parties of the risks and factors that may affect our business.

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

For the three months ended March 31, 2020, our revenues were $74.2 million, an increase of 11% from the comparable period in 2019, and represented our 77th consecutive quarter of increased revenues. Total operating expenses increased 2% for the same period in 2020 from 2019.

Key Financial Terms and Metrics

We have several key financial terms and metrics, including annualized average recurring revenues per recurring revenue customer. During the three months ended March 31, 2020, there were no changes in the definitions of our key financial terms and metrics, which are discussed in more detail under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC.

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

SPS COMMERCE, INC.	20	Form 10-Q for the quarterly period ended March 31, 2020

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

During the three months ended March 31, 2020, there were no changes in our critical accounting policies or estimates. See Note A to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC, for additional information regarding our accounting policies.

Results of Operations

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

The following table presents our results of operations for the periods indicated:

	Three Months Ended March 31,
	2020		2019		Change
(dollars in thousands)		% of revenue		% of revenue	$	%
Revenues	$74,192	100.0%	$66,934	100.0%	$7,258	10.8%
Cost of revenues	23,544	31.7	21,367	31.9	2,177	10.2
Gross profit	50,648	68.3	45,567	68.1	5,081	11.2
Operating expenses
Sales and marketing	18,299	24.7	17,922	26.8	377	2.1
Research and development	7,568	10.2	6,192	9.3	1,376	22.2
General and administrative	11,909	16.1	12,770	19.1	(861)	(6.7)
Amortization of intangible assets	1,336	1.8	1,304	1.9	32	2.5
Total operating expenses	39,112	52.8	38,188	57.1	924	2.4
Income from operations	11,536	15.5	7,379	11.0	4,157	56.3
Other income (expense)
Interest income, net	640	0.9	577	0.9	63	10.9
Other expense, net	(1,241)	(1.7)	(47)	(0.1)	1,194	2,540.4
Change in earn-out liability	(72)	(0.1)	(56)	(0.1)	16	28.6
Total other income (expense), net	(673)	(0.9)	474	0.7	(1,147)	(242.0)
Income before income taxes	10,863	14.6	7,853	11.7	3,010	38.3
Income tax expense	1,348	1.8	1,040	1.6	308	29.6
Net income	$9,515	12.8%	$6,813	10.1%	$2,702	39.7%

Revenues. The increase in revenues resulted from two primary factors: the increase in recurring revenue customers and an increase in annualized average recurring revenues per recurring revenue customer, which we also refer to as wallet share.

•	The number of recurring revenue customers increased 5% to 31,010 at March 31, 2020 from 29,466 at March 31, 2019.
•

Wallet share increased 6% to $9,069 for the three months ended March 31, 2020 from $8,541 for the same period in 2019. The increase was primarily attributable to increased usage of our solutions by our recurring revenue customers.

SPS COMMERCE, INC.	21	Form 10-Q for the quarterly period ended March 31, 2020

Recurring revenues from recurring revenue customers accounted for 94% of our total revenues for the three months ended March 31, 2020 and 2019. We anticipate that the number of recurring revenue customers and wallet share will increase as we increase the number of solutions we offer and increase the penetration of those solutions across our customer base.

Cost of Revenues. The increase in cost of revenues for the three months ended March 31, 2020 was primarily due to an increase in personnel-related costs of $1.7 million, driven by increased salaries and benefits due to increased headcount and increased contract labor. As we continued to invest in the infrastructure supporting our platform, depreciation expense increased by $0.3 million.

Sales and Marketing Expenses. The increase in sales and marketing expense for the three months ended March 31, 2020 was primarily due to increased headcount which resulted in an increase of $0.6 million in personnel-related costs and an increase of $0.1 million in stock based compensation, offset by a decrease of $0.2 million in variable compensation earned by sales personnel and referral partners, and by a decrease of $0.1 million in promotional expenses.

Research and Development Expenses. The increase in research and development expense for the three months ended March 31, 2020 was primarily due to increased headcount which resulted in an increase in personnel costs of $0.7 million and an increase in stock-based compensation expense of $0.4 million.

General and Administrative Expenses. The decrease in general and administrative expense for the three months ended March 31, 2020 was driven by a decrease in stock-based compensation of $1.7 million. This was primarily due to a change in the terms of the Chief Executive Officer’s employment agreement, which changed the expense recognition of equity-based awards from immediate to over a period determined by his retirement notice period. As a result of continued business growth, bad debt expense increased $0.6 million and personnel-related costs increased $0.3 million, compared to the same period in 2019.

Other Income (Expense). Interest income, net, other expense, net, and change in earn-out liability for the three months ended March 31, 2020 decreased primarily due to realized foreign currency exchange losses.

Income Tax Expense. The increase in income tax expense for the three months ended March 31, 2020 was primarily due to an increase in pre-tax income, partially offset by an increase of $0.4 million in discrete tax benefits from stock activity. Excess tax benefits generated upon the settlement or exercise of stock awards are recognized as a reduction to income tax expense and, as a result, we expect that our annual effective income tax rate will be volatile.

Adjusted EBITDA. Adjusted EBITDA, which is a non-GAAP measure of financial performance, consists of net income adjusted for depreciation and amortization, interest expense, interest income, income tax expense, stock-based compensation expense, realized loss from foreign currency on cash and investments held, and other adjustments as necessary for a fair presentation. Other adjustments included the impact of the fair value adjustment for the EDIAdmin earn-out liability, returned escrow shares in 2019 related to the acquisition of ToolBox Solutions (“Toolbox”), and impairment of internally developed software in 2019. The following table provides a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended
	March 31,
(In thousands)	2020	2019
Net income	$9,515	$6,813
Depreciation and amortization of property and equipment	3,138	2,637
Amortization of intangible assets	1,336	1,304
Interest income, net	(640)	(577)
Income tax expense	1,348	1,040
Stock-based compensation expense	4,344	5,294
Realized loss from foreign currency on cash and investments held	1,243	—
Other	72	(61)
Adjusted EBITDA	$20,356	$16,450

SPS COMMERCE, INC.	22	Form 10-Q for the quarterly period ended March 31, 2020

Non-GAAP Income per Share. Non-GAAP income per share, which is also a non-GAAP measure of financial performance, consists of net income plus stock-based compensation expense, amortization expense related to intangible assets, realized loss from foreign currency on cash and investments held, and other adjustments as necessary for a fair presentation, divided by the weighted average number of shares of common stock outstanding during each period. Other adjustments included the impact of the fair value adjustment for the EDIAdmin earn-out liability, returned escrow shares in 2019 related to the acquisition of ToolBox, and impairment of internally developed software in 2019. The following table provides a reconciliation of net income to non-GAAP income per share:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2020	2019
Net income	$9,515	$6,813
Stock-based compensation expense	4,344	5,294
Amortization of intangible assets	1,336	1,304
Realized loss from foreign currency on cash and investments held	1,243	—
Other	72	(61)
Income tax effects of adjustments	(3,026)	(2,643)
Non-GAAP income	$13,484	$10,707
Shares used to compute non-GAAP income per share
Basic	35,072	34,942
Diluted	35,926	35,984
Non-GAAP income per share
Basic	$0.38	$0.31
Diluted	$0.38	$0.30

Shares and per share data have been adjusted for all periods presented to reflect a two-for-one stock split effective August 22, 2019.

Liquidity and Capital Resources

At March 31, 2020, our principal sources of liquidity were cash, cash equivalents, certificates of deposit and marketable securities of $214.6 million and accounts receivable, net of provision for credit losses of $30.3 million. Certificates of deposit and marketable securities are invested in accordance with our investment policy, with a goal of maintaining liquidity and capital preservation. Our cash equivalents and marketable securities are held in highly liquid money market funds, commercial paper, federal agency securities and corporate debt securities.

The below table summarizes the activity within the statement of cash flows:

	Three Months Ended
	March 31,
(In thousands)	2020	2019
Net cash provided by operating activities	$14,667	$10,201
Net cash used in investing activities	(550)	(121)
Net cash used in financing activities	$(8,918)	$(494)

Net Cash Flows from Operating Activities

The increase in operating cash flows was primarily driven by continued business growth, which resulted in increased net income and by continued acquisitions and business expansions which resulted in increased depreciation and amortization of property and equipment, offset by a decrease in stock-based compensation expense. Additionally, the increase was driven by the reimbursement of $2.8 million of funds that were used for tenant improvements to new and existing premises.

SPS COMMERCE, INC.	23	Form 10-Q for the quarterly period ended March 31, 2020

Net Cash Flows from Investing Activities

The change in net cash used in investing activities was primarily driven by increased capital expenditures, due to our business growth and continued investment in our technology.

Net Cash Flows from Financing Activities

The change in net cash used in financing activities was primarily due to the increase in cash used for share repurchases as a result of the Company’s lower stock price and due to the earn-out payment of $0.7 million, offset by the increase in net proceeds from stock option exercises.

Effect of Foreign Currency Exchange Rate Changes

Our results of operations and cash flows were not materially affected by fluctuations in foreign currency exchange rates. We maintain approximately 4% of our total cash and cash equivalents outside of the U.S. in foreign currencies, primarily in Australian and Canadian dollars. We believe that a significant change in foreign currency exchange rates or an inability to access these funds would not affect our ability to meet our operational needs.

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

Inflation and changing prices did not have a material effect on our business during the three months ended March 31, 2020 and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt.  Additionally, we are not a party to any derivative contracts or synthetic leases.

Contractual and Commercial Commitment Summary

Our contractual obligations and commercial commitments as of March 31, 2020 are summarized below:

	Payments Due By Period (in thousands)
	Less Than			More Than
Contractual Obligations	1 Year	1-3 Years	3-5 Years	5 Years	Total
Operating lease obligations, including imputed interest	$4,647	$10,611	$9,472	$437	$25,167

SPS COMMERCE, INC.	24	Form 10-Q for the quarterly period ended March 31, 2020

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

We did not have any outstanding debt as of March 31, 2020. Therefore, we do not have any material risk to interest rate fluctuations.

Foreign Currency Exchange Risk

We have revenue, expenses, assets and liabilities that are denominated in currencies other than the U.S. dollar, primarily the Australian dollar and Canadian dollar. As of March 31, 2020, we maintained approximately 4% of our total cash and cash equivalents outside of the U.S. in foreign currencies. We believe that a hypothetical 10% change in foreign currency exchange rates or an inability to access foreign funds would not affect our ability to meet our operational needs or result in a material foreign currency loss. As we expand internationally, our results of operations and cash flows may be impacted by changes in foreign currency exchange rates and would be adversely impacted when the U.S. dollar appreciates relative to other foreign currencies. We have not used any forward contracts or currency borrowings to hedge our exposure to foreign currency exchange risk, although we may do so in the future.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.

For the year ended December 31, 2019, management’s assessment of internal control over financial reporting excluded the internal control of the MAPADOC business, an operating unit of SWK Technologies, Inc., which was acquired on August 26, 2019. Pursuant to the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope for a period not to exceed one year from the date of acquisition, the scope of our most recent assessment did not include MAPADOC. Our assessment of the effectiveness of internal control over financial reporting as of September 30, 2020 will include MAPADOC. For the three months ended March 31, 2020, MAPADOC represented approximately 3% of our total consolidated assets and less than 1% of our consolidated revenues.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Disclosure regarding changes, if any, in internal control over financial reporting resulting from the MAPADOC acquisition described above will be included in the annual report in which the Company’s assessment that encompasses the acquired business is included.

SPS COMMERCE, INC.	25	Form 10-Q for the quarterly period ended March 31, 2020

PART II. – OTHER INFORMATION

Item 1.	Legal Proceedings

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

With the exception of the addition of the risk factor noted below, there have been no material changes in our risk factors from those disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC.

The extent to which the COVID-19 outbreak and measures taken in response thereto impact our business, results of operations and financial condition will depend on future developments and outcomes, which are highly uncertain and cannot be predicted.

Our business and financial results may be adversely impacted by health epidemics, pandemics and similar outbreaks. The recent and rapidly spreading COVID-19 pandemic could have adverse impacts on our business, including causing significant volatility in demand for our services due to disruption and downturns in our customers’ businesses and related supply chains, disruptions to our third party technology providers, limitations on our employees' ability to work and travel, significant changes in the economic or political conditions in markets in which we operate. Despite our efforts to manage these impacts, their ultimate impact also depends on factors beyond our knowledge or control, including the duration and severity of any such outbreak and actions taken to contain its spread and mitigate its public health effects. Any of these events could cause or amplify the risks and uncertainties set forth in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC, and could materially adversely affect our business, financial condition, results of operations and/or stock price.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Share Repurchases

The following table presents the total number of shares of our common stock that we purchased during the first quarter of 2020, the average price paid per share, the number of shares that we purchased as part of our publicly announced repurchase program and the approximate dollar value of shares that still could be repurchased at the end of the applicable period.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (1)
January 1 - 31, 2020	45,000	$57.69	45,000	$47,404,000
February 1 - 29, 2020	64,500	57.15	64,500	43,718,000
March 1 - 31, 2020	130,775	43.72	130,775	38,000,000
Total first quarter 2020	240,275	$49.94	240,275	$38,000,000

(1)

Pursuant to a $50.0 million share repurchase program that was announced by our board of directors on November 2, 2019. Under the program, purchases may be made from time to time in the open market through November 2, 2021.

SPS COMMERCE, INC.	26	Form 10-Q for the quarterly period ended March 31, 2020

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Not Applicable.

SPS COMMERCE, INC.	27	Form 10-Q for the quarterly period ended March 31, 2020

Item 6.	Exhibits

Number	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-3 (File No. 333-182097) filed with the SEC on September 13, 2012).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 001-34702) filed with the SEC on October 12, 2017).

10.1

Amended and Restated Executive Severance and Change in Control Agreement with Archie C. Black, dated February 13, 2020 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-34702) filed with the SEC on February 18, 2020).

10.2

Form of Amended and Restated Executive Severance and Change in Control Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 001-34702) filed with the SEC on February 18, 2020).

10.3	Non-Employee Director Compensation Summary, effective December 10, 2019 (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T (filed herewith). The XBRL instance document does not appear in the Interactive Data File because its tags are embedded within the Inline XBRL document.

104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL.

SPS COMMERCE, INC.	28	Form 10-Q for the quarterly period ended March 31, 2020

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 30, 2020	SPS COMMERCE, INC.

/s/ KIMBERLY K. NELSON
Kimberly K. Nelson
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

SPS COMMERCE, INC.	29	Form 10-Q for the quarterly period ended March 31, 2020