Form 10-Q
period 2020-06-30
SPS COMMERCE INC
filed 2020-07-31
CIK 1092699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2020

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding at July 24, 2020 was 35,128,208 shares.

SPS COMMERCE, INC.

QUARTERLY REPORT ON FORM 10-Q

Unless the context otherwise requires, for purposes of the Quarterly Report on Form 10-Q, the words “we,” “us,” “our,” the “Company,” “SPS,” and “SPS Commerce” refer to SPS Commerce, Inc.

SPS COMMERCE, INC.	2	Form 10-Q for the quarterly period ended June 30, 2020

PART I. – FINANCIAL INFORMATION

Item 1.Financial Statements

SPS COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In thousands, except shares)	2020	2019
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$174,850	$179,252
Short-term investments	50,775	34,284
Accounts receivable	37,840	33,001
Allowance for credit losses	(3,663)	(1,469)
Accounts receivable, net	34,177	31,532
Deferred costs	35,797	35,274
Other assets	8,378	11,279
Total current assets	303,977	291,621
PROPERTY AND EQUIPMENT, less accumulated depreciation of $55,377 and $50,574, respectively	25,510	23,752
OPERATING LEASE RIGHT-OF-USE ASSETS	14,839	15,744
GOODWILL	75,883	76,845
INTANGIBLE ASSETS, net	19,790	22,668
INVESTMENTS	7,566	—
OTHER ASSETS
Deferred costs, non-current	10,852	11,667
Deferred income tax assets	1,030	2,630
Other assets, non-current	2,216	2,513
Total assets	$461,663	$447,440
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$4,256	$4,274
Accrued compensation	16,950	22,303
Accrued expenses	5,067	6,207
Deferred revenue	36,273	31,463
Operating lease liabilities	4,189	3,783
Total current liabilities	66,735	68,030
OTHER LIABILITIES
Deferred revenue, non-current	2,746	2,851
Operating lease liabilities, non-current	17,920	20,085
Deferred income tax liabilities	952	1,193
Other liabilities, non-current	—	405
Total liabilities	88,353	92,564
COMMITMENTS and CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 55,000,000 shares authorized; 36,739,368 and 36,104,619 shares issued; and 35,126,118 and 34,863,271 outstanding, respectively	37	36
Treasury stock, at cost; 1,613,250 and 1,241,348 shares, respectively	(65,247)	(46,297)
Additional paid-in capital	373,686	354,115
Retained earnings	68,613	48,973
Accumulated other comprehensive loss	(3,779)	(1,951)
Total stockholders’ equity	373,310	354,876
Total liabilities and stockholders’ equity	$461,663	$447,440

See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.	3	Form 10-Q for the quarterly period ended June 30, 2020

SPS COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts) (Unaudited)	2020	2019	2020	2019
Revenues	$75,573	$68,529	$149,765	$135,463
Cost of revenues	24,326	23,700	47,870	45,067
Gross profit	51,247	44,829	101,895	90,396
Operating expenses
Sales and marketing	18,611	17,545	36,910	35,467
Research and development	7,466	6,509	15,034	12,701
General and administrative	12,743	10,179	24,652	22,949
Amortization of intangible assets	1,316	1,266	2,652	2,570
Total operating expenses	40,136	35,499	79,248	73,687
Income from operations	11,111	9,330	22,647	16,709
Other income (expense)
Interest income, net	226	813	866	1,390
Other income, net	1,242	240	1	193
Change in earn-out liability	—	400	(72)	344
Total other income, net	1,468	1,453	795	1,927
Income before income taxes	12,579	10,783	23,442	18,636
Income tax expense	1,385	1,987	2,733	3,027
Net income	$11,194	$8,796	$20,709	$15,609
Other comprehensive income (expense)
Foreign currency translation adjustments	2,116	291	$(1,748)	$1,030
Unrealized gain on investments, net of tax of $3, $37, $26 and $67	7	110	$78	$200
Reclassification of gain on investments into earnings, net of tax of ($27), ($29), ($53) and ($60)	(79)	(88)	$(158)	$(180)
Total other comprehensive income (expense)	2,044	313	(1,828)	1,050
Comprehensive income	$13,238	$9,109	$18,881	$16,659

Net income per share
Basic	$0.32	$0.25	$0.59	$0.45
Diluted	$0.31	$0.24	$0.58	$0.43

Weighted average common shares used to compute net income per share
Basic	35,030	35,010	35,051	34,976
Diluted	36,016	36,020	35,995	36,006

Shares and per share data have been adjusted for all periods presented to reflect a two-for-one stock split effective August 22, 2019.

See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.	4	Form 10-Q for the quarterly period ended June 30, 2020

SPS COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Stockholders'
(In thousands, except shares) (Unaudited)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balances, March 31, 2019	34,935,364	$36	891,248	$(28,645)	$339,712	$22,074	$(2,473)	$330,704
Stock-based compensation	—	—	—	—	2,542	—	—	2,542
Exercise of stock options and issuance of restricted stock	86,264	—	—	—	899	—	—	899
Employee stock purchase plan	30,814	—	—	—	1,079	—	—	1,079
Repurchases of common stock	(116,230)	—	116,230	(6,000)	—	—	—	(6,000)
Net income	—	—	—	—	—	8,796	—	8,796
Foreign currency translation adjustments	—	—	—	—	—	—	291	291
Unrealized gain on investments, net of tax	—	—	—	—	—	—	110	110
Reclassification of gain on investments into earnings, net of tax	—	—	—	—	—	—	(88)	(88)
Balances, June 30, 2019	34,936,212	$36	1,007,478	$(34,645)	$344,232	$30,870	$(2,160)	$338,333

Balances, March 31, 2020	34,992,825	$36	1,481,623	$(58,297)	$361,853	$57,419	$(5,823)	$355,188
Stock-based compensation	—	—	—	—	4,628	—	—	4,628
Exercise of stock options and issuance of restricted stock	233,852	1	—	—	5,742	—	—	5,743
Employee stock purchase plan	31,068	—	—	—	1,463	—	—	1,463
Repurchases of common stock	(131,627)	—	131,627	(6,950)	—	—	—	(6,950)
Net income	—	—	—	—	—	11,194	—	11,194
Foreign currency translation adjustments	—	—	—	—	—	—	2,116	2,116
Unrealized gain on investments, net of tax	—	—	—	—	—	—	7	7
Reclassification of gain on investments into earnings, net of tax	—	—	—	—	—	—	(79)	(79)
Balances, June 30, 2020	35,126,118	$37	1,613,250	$(65,247)	$373,686	$68,613	$(3,779)	$373,310

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balances, December 31, 2018	34,691,472	$36	823,784	$(25,679)	$332,574	$15,261	$(3,218)	$318,974
Stock-based compensation	—	—	—	—	7,508	—	—	7,508
Exercise of stock options and issuance of restricted stock	403,142	—	—	—	3,371	—	—	3,371
Employee stock purchase plan	30,814	—	—	—	1,079	—	—	1,079
Repurchases of common stock	(183,694)	—	183,694	(8,966)	—	—	—	(8,966)
Settlement and subsequent return of shares	(5,522)	—	—	—	(300)			(300)
Net income	—	—	—	—	—	15,609	—	15,609
Foreign currency translation adjustments	—	—	—	—	—	—	1,030	1,030
Unrealized loss on investments, net of tax	—	—	—	—	—	—	(180)	(180)
Reclassification of loss on investments into earnings, net of tax	—	—	—	—	—	—	200	200
Adoption of ASU 2018-02	—	—	—	—	—	—	8	8
Balances, June 30, 2019	34,936,212	$36	1,007,478	$(34,645)	$344,232	$30,870	$(2,160)	$338,333

Balances, December 31, 2019	34,863,271	$36	1,241,348	$(46,297)	$354,115	$48,973	$(1,951)	$354,876
Stock-based compensation	—	—	—	—	8,596	—	—	8,596
Exercise of stock options and issuance of restricted stock	601,666	1	—	—	9,425	—	—	9,426
Employee stock purchase plan	33,083	—	—	—	1,550	—	—	1,550
Repurchases of common stock	(371,902)	—	371,902	(18,950)	—	—	—	(18,950)
Net income	—	—	—	—	—	20,709	—	20,709
Foreign currency translation adjustments	—	—	—	—	—	—	(1,748)	(1,748)
Unrealized gain on investments, net of tax	—	—	—	—	—	—	78	78
Reclassification of gain on investments into earnings, net of tax	—	—	—	—	—	—	(158)	(158)
Adoption of ASU 2016-13	—	—	—	—	—	(1,069)	—	(1,069)
Balances, June 30, 2020	35,126,118	$37	1,613,250	$(65,247)	$373,686	$68,613	$(3,779)	$373,310

Shares have been adjusted for all periods presented to reflect a two-for-one stock split effective August 22, 2019.

See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.	5	Form 10-Q for the quarterly period ended June 30, 2020

SPS COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
(In thousands) (Unaudited)	2020	2019
Cash flows from operating activities
Net income	$20,709	$15,609
Reconciliation of net income to net cash provided by operating activities
Deferred income taxes	1,443	2,634
Change in earn-out liability	72	(344)
Depreciation and amortization of property and equipment	6,276	5,324
Amortization of intangible assets	2,652	2,570
Provision for credit losses	3,020	1,504
Stock-based compensation	9,353	8,169
Other, net	(129)	(357)
Changes in assets and liabilities
Accounts receivable	(7,071)	(4,769)
Deferred costs	275	(56)
Other current and non-current assets	3,141	(549)
Accounts payable	321	(490)
Accrued compensation	(6,166)	(5,210)
Accrued expenses	(964)	404
Deferred revenue	4,705	5,250
Operating leases	(842)	(27)
Net cash provided by operating activities	36,795	29,662
Cash flows from investing activities
Purchases of property and equipment	(8,396)	(5,351)
Purchases of investments	(55,144)	(44,548)
Maturities of investments	31,050	37,725
Net cash used in investing activities	(32,490)	(12,174)
Cash flows from financing activities
Repurchases of common stock	(18,950)	(8,966)
Net proceeds from exercise of options to purchase common stock	9,426	3,371
Net proceeds from employee stock purchase plan	1,550	1,079
Payment for earn-out liability	(688)	—
Net cash used in financing activities	(8,662)	(4,516)
Effect of foreign currency exchange rate changes	(45)	192
Net (decrease) increase in cash and cash equivalents	(4,402)	13,164
Cash and cash equivalents at beginning of period	179,252	133,859
Cash and cash equivalents at end of period	$174,850	$147,023

See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.	6	Form 10-Q for the quarterly period ended June 30, 2020

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of SPS Commerce, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and notes required by GAAP. We have included all normal recurring adjustments considered necessary to provide a fair presentation of our financial position, results of operations, stockholders’ equity, and cash flows for the interim periods shown. Operating results for these interim periods are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission (“SEC”).

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

SPS COMMERCE, INC.	7	Form 10-Q for the quarterly period ended June 30, 2020

Recently Adopted Accounting Pronouncements

Standard	Date of Issuance	Description	Date Adopted	Effect on the Financial Statements
ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Statements	June 2016

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

Significant Accounting Policies

There were no material changes in our significant accounting policies during the six months ended June 30, 2020. See Note A to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC, for additional information regarding our significant accounting policies.

NOTE B – Revenue

We derive our revenues from the following revenue streams:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019
Recurring revenues:
Fulfillment	$60,745	$53,694	$119,848	$106,139
Analytics	9,247	9,245	18,983	18,118
Other	1,221	1,417	2,420	2,845
Recurring Revenues	71,213	64,356	141,251	127,102
One-time revenues	4,360	4,173	8,514	8,361
	$75,573	$68,529	$149,765	$135,463

SPS COMMERCE, INC.	8	Form 10-Q for the quarterly period ended June 30, 2020

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

The table below presents the activity of the portion of the deferred revenue liability relating to set-up fees:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019
Balance, beginning of period	$10,572	$9,813	$10,518	$9,857
Invoiced set-up fees	2,748	2,829	5,467	5,366
Amortized set-up fees	(2,687)	(2,579)	(5,352)	(5,160)
Balance, end of period	$10,633	$10,063	$10,633	$10,063

SPS COMMERCE, INC.	9	Form 10-Q for the quarterly period ended June 30, 2020

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

The table below presents the activity of deferred costs and amortization of deferred costs:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019
Balance, beginning of period	$46,936	$45,891	$46,941	$45,475
Incurred deferred costs	12,350	11,880	25,071	24,212
Amortized deferred costs	(12,637)	(12,243)	(25,363)	(24,159)
Balance, end of period	$46,649	$45,528	$46,649	$45,528

NOTE D – Financial Instruments

Cash equivalents and investments

We invest primarily in money market funds, certificates of deposit, highly liquid debt instruments of the U.S. government and U.S. corporate debt securities. Highly liquid investments with original maturities of 90 days or less are classified as cash equivalents. Investments with remaining maturities of less than one year from the balance sheet date are classified as short-term investments whereas those with remaining maturities of more than one year from the balance sheet date are classified as investments. Our marketable securities are classified as available-for-sale. We intend to hold marketable securities until maturity; however, we may sell these securities at any time for use in current operations or for other purposes.

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

SPS COMMERCE, INC.	10	Form 10-Q for the quarterly period ended June 30, 2020

Cash equivalents and investments consisted of the following:

	June 30, 2020
	Amortized	Unrealized	Fair
(In thousands)	Cost	Gains (Losses)	Value
Cash equivalents:
Money market funds	$142,916	$—	$142,916
Certificates of deposit	6,890	—	6,890
Marketable securities:
Corporate bonds	11,313	22	11,335
Commercial paper	12,588	(14)	12,574
U.S. treasury securities	27,547	(5)	27,542
	$201,254	$3	$201,257
Maturing within one year			$193,691
Maturing within one to two years			7,566
Total			$201,257

	December 31, 2019
	Amortized	Unrealized	Fair
(In thousands)	Cost	Gains, net	Value
Cash equivalents:
Money market funds	$151,266	$—	$151,266
Certificates of deposit	7,030	—	7,030
Marketable securities:
Corporate bonds	9,785	20	9,805
Commercial paper	7,503	—	7,503
U.S. treasury securities	9,855	91	9,946
	$185,439	$111	$185,550
Maturing within one year			$185,550
Total			$185,550

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

SPS COMMERCE, INC.	11	Form 10-Q for the quarterly period ended June 30, 2020

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	June 30, 2020
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$142,916	$—	$—	$142,916
Certificates of deposit	6,890	—	—	6,890
Marketable securities:
Corporate bonds	—	11,335	—	11,335
Commercial paper	—	12,574	—	12,574
U.S. treasury securities	—	27,542	—	27,542
	$149,806	$51,451	$—	$201,257

Liabilities:
Earn-out liability	$—	$—	$307	$307
	$—	$—	$307	$307

	December 31, 2019
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$151,266	$—	$—	$151,266
Certificates of deposit	7,030	—	—	7,030
Marketable securities:
Corporate bonds	—	9,805	—	9,805
Commercial paper	—	7,503	—	7,503
U.S. treasury securities	—	9,946	—	9,946
	$158,296	$27,254	$—	$185,550

Liabilities:
Earn-out liability	$—	$—	$405	$405
	$—	$—	$405	$405

During the three months ended June 30, 2020, there was no change in the earn-out liability. During the six months ended June 30, 2020, we recognized an expense of $0.1 million in our condensed consolidated statements of comprehensive income due to the remeasurement of the contingent liability and, additionally, we transferred $0.2 million out of Level 3. The remaining earn-out liability is expected to be paid in the first quarter of 2021 and has been measured as Level 3 given the unobservable inputs that are significant to the measurement of the liability. The earn-out has a maximum potential payout of $1.7 million, of which $0.7 million was paid.

There were no other transfers in or out of our Level 1, 2, or 3 assets or liabilities during the six months ended June 30, 2020 and 2019.

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

SPS COMMERCE, INC.	12	Form 10-Q for the quarterly period ended June 30, 2020

Other Fair Value Disclosures

The carrying values of the Company's financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, when applicable, approximate their respective fair values due to their short-term nature.

NOTE E – Allowance for Credit Losses

The allowance for credit losses activity, included in accounts receivable, net, was as follows:

	Six Months Ended
	June 30,
(In thousands)	2020	2019
Balance, beginning of period	$1,469	$1,392
Adoption of ASU 2016-13	1,069	—
Provision for credit losses	3,020	1,504
Write-offs, net of recoveries	(1,895)	(1,461)
Balance, end of period	$3,663	$1,435

NOTE F – Goodwill and Intangible Assets, net

The changes in the net carrying amount of goodwill was as follows:

	Six Months Ended
	June 30,
(In thousands)	2020	2019
Balance, beginning of period	$76,845	$69,658
Foreign currency translation adjustments	(962)	642
Balance, end of period	$75,883	$70,300

Intangible assets subject to amortization are amortized over their respective useful lives (ranging from three to ten years). Intangible assets, net included the following:

	June 30, 2020
	Gross		Foreign
	Carrying	Accumulated	Currency
(In thousands)	Amount	Amortization	Translation	Net
Subscriber relationships	$36,847	$(22,476)	$(223)	$14,148
Non-competition agreements	698	(628)	(6)	64
Acquired technology	7,795	(2,217)	—	5,578
	$45,340	$(25,321)	$(229)	$19,790

	December 31, 2019
	Gross		Foreign
	Carrying	Accumulated	Currency
(In thousands)	Amount	Amortization	Translation	Net
Subscriber relationships	$43,640	$(27,287)	$214	$16,567
Non-competition agreements	2,495	(2,371)	10	134
Acquired technology	8,602	(2,643)	8	5,967
	$54,737	$(32,301)	$232	$22,668

SPS COMMERCE, INC.	13	Form 10-Q for the quarterly period ended June 30, 2020

The estimated annual amortization expense related to intangible assets subject to amortization for the next five years and thereafter is as follows:

(In thousands)
Remainder of 2020	$2,646
2021	4,464
2022	3,360
2023	3,289
2024	2,100
Thereafter	3,931
$19,790

NOTE G – Other Assets

The changes in the net amount of capitalized implementation costs for software hosting arrangements is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Balance, beginning of period	$1,188	$700	$1,166	$455
Capitalized implementation fees	29	262	80	517
Amortization of implementation fees	(29)	(16)	(58)	(26)
Balance, end of period	$1,188	$946	$1,188	$946

There were no impairment losses in relation to the capitalized implementation costs for the six months ended June 30, 2020 and 2019.

NOTE H – Commitments and Contingencies

Leases

We are obligated under non-cancellable operating leases, primarily for office space and certain equipment, as follows:

	June 30, 2020		December 31, 2019
(In thousands, except remaining term)	Remaining Term	Right-of-Use Asset	Remaining Term	Right-of-Use Asset
Minneapolis, MN lease	5 years	$10,280	5 years	$10,704
Kyev, Ukraine lease	5 years	2,124	5 years	2,316
Little Falls, NJ lease	3 years	1,369	4 years	1,574
Other leases	<1 - 5 years	1,066	<1 - 5 years	1,150
		$14,839		$15,744

Some of our leases may include options to extend the leases for up to five years. The options to extend our leases are not recognized as part of our Right-of-Use (“ROU”) assets and lease liabilities as it is not reasonably certain that we will exercise those options. Additionally, our agreements do not include options to terminate the leases.

SPS COMMERCE, INC.	14	Form 10-Q for the quarterly period ended June 30, 2020

The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019
Operating lease cost	$773	$620	$1,368	$1,306
Variable lease cost	909	835	1,801	1,639
	$1,682	$1,455	$3,169	$2,945

Supplemental cash flow information related to leases was as follows:

	Six Months Ended
	June 30,
(In thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	2,278	2,137
ROU assets obtained in exchange for operating lease liabilities	330	—

Supplemental balance sheet information related to leases was as follows:

	June 30, 2020	December 31, 2019
Weighted-average remaining lease term - operating leases	4.5 years	5.0 years
Weighted-average discount rate - operating leases	4.5%	4.5%

At June 30, 2020, our future minimum payments under operating leases were as follows:

(In thousands)
Remainder of 2020	$4,320
2021	5,209
2022	4,700
2023	4,439
2024	4,149
Thereafter	1,437
24,254
Less: imputed interest	(2,145)
$22,109

Purchase Commitments

In May 2020, we entered into a noncancelable agreement with a computing infrastructure vendor for services through May 2023. At June 30, 2020, the remaining purchase commitment was $14.7 million.

NOTE I – Stock-Based Compensation

Our equity compensation plans provide for the grant of incentive and nonqualified stock options, as well as other stock-based awards including performance share units (“PSU”), restricted stock awards (“RSA”), restricted stock units (“RSU”), and deferred stock units (“DSU”), to employees, non-employee directors and other consultants who provide services to us. We also provide an employee stock purchase plan (“ESPP”) and 401(k) stock match.

SPS COMMERCE, INC.	15	Form 10-Q for the quarterly period ended June 30, 2020

RSAs result in the issuance of new shares when granted. For other stock-based awards, new shares are issued when the award is exercised, vested or released according to the terms of the agreement. In February 2020, 2.1 million additional shares were reserved for future issuance under our 2010 Equity Incentive Plan. At June 30, 2020, there were approximately 14.0 million shares available for grant under approved equity compensation plans.

We generally recognize stock-based compensation expense on a straight-line basis over the vesting period. Exceptions include when retirement-eligible employees have not given their required notice, in which case expense is recognized on a continuous pro-rata basis relative to the time period until notice is given and for PSUs, in which case expense is recognized on a straight-line basis from the grant date through the end of the performance period, regardless of whether the market condition is satisfied.

Stock-based compensation expense was allocated in the condensed consolidated statements of comprehensive income as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019
Cost of revenues	$956	$662	$1,764	$1,249
Operating expenses
Sales and marketing	1,010	694	1,856	1,424
Research and development	883	602	1,806	1,125
General and administrative	2,160	917	3,927	4,371
	$5,009	$2,875	$9,353	$8,169

Stock-based compensation expense by plan type was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019
Stock options	$540	$655	$1,134	$1,929
PSUs	1,096	151	1,792	1,074
RSUs	2,672	1,419	5,001	3,862
RSAs and DSUs	107	145	234	281
ESPP	213	171	435	361
401(k) stock match	381	334	757	662
	$5,009	$2,875	$9,353	$8,169

As of June 30, 2020, there was $26.6 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized over a weighted average period of 2.7 years.

Stock Options

Stock options generally vest over four years and have a contractual term of seven to ten years from the date of grant. Our stock option activity was as follows:

	Six Months Ended June 30, 2020
		Weighted Average
	Options (#)	Exercise Price (per share)
Outstanding, beginning of period	1,543,912	$30.03
Granted	114,945	56.93
Exercised	(399,844)	23.57
Forfeited	(1,878)	40.40
Outstanding, end of period	1,257,135	34.53

SPS COMMERCE, INC.	16	Form 10-Q for the quarterly period ended June 30, 2020

Of the total outstanding options at June 30, 2020, 0.9 million were exercisable. The outstanding and exercisable options had a weighted average exercise price of $30.76 per share and a weighted average remaining contractual life of 3.1 years.

The weighted average grant date fair value of options granted during the first six months of 2020 was $15.53 per share. This was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Volatility	32.5%
Dividend yield	0%
Life (in years)	4.0
Risk-free interest rate	1.1%

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

Performance Share Units, Restricted Stock Units and Awards, and Deferred Stock Units

In February 2017, our executive officers were granted PSU awards with vesting contingent on successful attainment of pre-determined revenue targets over the course of a three-year performance period (fiscal years 2017 – 2019). The fair value is measured as the number of performance shares expected to be earned multiplied by the grant date fair value of our shares.

In February 2018, 2019, and 2020, our executive officers were granted PSU awards with vesting contingent on our total shareholder return as compared to indexed total shareholder return over the course of a fiscal based three-year performance period, starting in the fiscal year of grant. The grant date fair value was estimated using a Monte Carlo simulation that utilizes multiple input variables that determine the probability of satisfying the performance conditions stipulated in the award and calculates the fair market value for the PSUs granted.

RSUs generally vest over four years and, upon vesting, the holder is entitled to receive shares of our common stock.

RSAs vest over one year and, upon vesting, the holder is entitled to receive shares of our common stock. In lieu of RSAs, a participant may elect to receive DSUs with one year vesting but the participant directs delayed receipt of common shares of up to ten years after the end of service to the Company.

Activity for our PSU, RSU, RSA, and DSU was as follows:

	Six Months Ended June 30, 2020
		Weighted Average Grant
	(#)	Date Fair Value (per share)
Outstanding, beginning of period	797,546	$38.80
Granted	258,980	57.66
Vested and common stock issued	(198,882)	34.44
Forfeited	(151,185)	28.28
Outstanding, end of period	706,459	49.20

SPS COMMERCE, INC.	17	Form 10-Q for the quarterly period ended June 30, 2020

Employee Stock Purchase Plan

We have an ESPP which allows participating employees to purchase shares of our common stock at a discount through payroll deductions. The plan is available to all employees subject to certain eligibility requirements. Participating employees may purchase common stock, on a voluntary after-tax basis, at a price that is the lower of 85% of the fair market value of common stock at the beginning or end of each stock purchase period. The plan consists of two six-month offering periods, beginning on January 1 and July 1 of each calendar year, respectively. A total of 1.9 million shares of common stock are reserved for issuance under the plan as of June 30, 2020.

Our ESPP activity was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except share data)	2020	2019	2020	2019
Amounts for shares purchased	$1,463	$1,079	$1,550	$1,079
Shares purchased	31,068	30,814	33,083	30,814

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

As of June 30, 2020, we do not have any unrecognized tax benefits nor any material accrued interest or tax penalties.

NOTE K – Net Income Per Share

Basic net income per share has been computed using the weighted average number of shares of common stock outstanding during each period. Diluted net income per share also includes the impact of our outstanding potential common shares, including options, PSUs, RSUs, RSAs, and DSUs. Potential common shares that are anti-dilutive are excluded from the calculation of diluted net income per share.

SPS COMMERCE, INC.	18	Form 10-Q for the quarterly period ended June 30, 2020

The following table presents the components of the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2020	2019	2020	2019
Numerator
Net income	$11,194	$8,796	$20,709	$15,609
Denominator
Weighted average common shares outstanding, basic	35,030	35,010	35,051	34,976
Options to purchase common stock	581	698	588	714
PSUs, RSUs, RSAs, and DSUs	405	312	356	316
Weighted average common shares outstanding, diluted	36,016	36,020	35,995	36,006
Net income per share
Basic	$0.32	$0.25	$0.59	$0.45
Diluted	$0.31	$0.24	$0.58	$0.43

Shares and per share data have been adjusted for all periods presented to reflect a two-for-one stock split effective August 22, 2019.

The following table presents the effect of the outstanding potential common shares that were excluded from the calculation of diluted net income per share as they were anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019
Antidilutive shares	206	148	195	182

NOTE L – Geographic Information

For the three and six months ended June 30, 2020 and 2019, 85% of our revenue was attributable to customers based within the United States. No single jurisdiction outside of the U.S. had revenues in excess of 10%.

At June 30, 2020 and 2019, 9% of property and equipment, net was located at subsidiary and office locations outside of the United States.

SPS COMMERCE, INC.	19	Form 10-Q for the quarterly period ended June 30, 2020

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements regarding us, our business prospects and our results of operations are subject to certain risks and uncertainties posed by many factors and events, many of which may be amplified by the coronavirus (COVID-19) pandemic, that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “assumes,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Similarly, statements that describe our future plans, objectives or goals are also forward-looking. Forward-looking statements may also be made from time to time in oral presentations, including telephone conferences and/or webcasts open to the public. Shareholders, potential investors, and others are cautioned that all forward-looking statements involve risks and uncertainties that could cause results in future periods to differ materially from those anticipated by some of the statements made in this report, including the risks and uncertainties described under the heading “Risk Factors” appearing in our Annual Report on Form 10-K for the year ended December 31, 2019, as may be updated in our subsequent Quarterly Reports on Form 10-Q from time to time, including the updates in this Quarterly Report on Form 10-Q. We expressly disclaim any intent or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that advise interested parties of the risks and factors that may affect our business.

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

For the three months ended June 30, 2020, our revenues were $75.6 million, an increase of 10% from the comparable period in 2019, and represented our 78th consecutive quarter of increased revenues. Total operating expenses increased 13% for the same period in 2020 from 2019. For the six months ended June 30, 2020, revenues increased 11% and operating expenses increased 8% compared to the same period in 2019.

Impact of COVID-19

Although the global emergence of COVID-19 did not have a material adverse effect on our business, operating results, and overall financial performance for the six months ended June 30, 2020, the future impact remains uncertain and depends on several factors, including, but not limited to, the pandemic’s duration and continued spread, impact on our customers, impact on our partners or employees, and impact on the economic environment and financial markets, all of which are uncertain and cannot be predicted. We will continue to actively monitor the situation and may take further actions that alter our business operations, as may be required by federal, state, or local authorities, or that we determine are in the best interests of our employees, customers, partners, and shareholders.

Key Financial Terms and Metrics

We have several key financial terms and metrics, including annualized average recurring revenues per recurring revenue customer. During the three and six months ended June 30, 2020, there were no changes in the definitions of our key financial terms and metrics, which are discussed in more detail under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC.

SPS COMMERCE, INC.	20	Form 10-Q for the quarterly period ended June 30, 2020

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

During the three and six months ended June 30, 2020, there were no changes in our critical accounting policies or estimates. See Note A to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC, for additional information regarding our accounting policies.

SPS COMMERCE, INC.	21	Form 10-Q for the quarterly period ended June 30, 2020

Results of Operations

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

The following table presents our results of operations for the periods indicated:

	Three Months Ended June 30,
	2020		2019		Change
(dollars in thousands)		% of revenue		% of revenue	$	%
Revenues	$75,573	100.0%	$68,529	100.0%	$7,044	10.3%
Cost of revenues	24,326	32.2	23,700	34.6	626	2.6
Gross profit	51,247	67.8	44,829	65.4	6,418	14.3
Operating expenses
Sales and marketing	18,611	24.6	17,545	25.6	1,066	6.1
Research and development	7,466	9.9	6,509	9.5	957	14.7
General and administrative	12,743	16.9	10,179	14.9	2,564	25.2
Amortization of intangible assets	1,316	1.7	1,266	1.8	50	3.9
Total operating expenses	40,136	53.1	35,499	51.8	4,637	13.1
Income from operations	11,111	14.7	9,330	13.6	1,781	19.1
Other income (expense)
Interest income, net	226	0.3	813	1.2	(587)	(72.2)
Other income, net	1,242	1.6	240	0.4	1,002	417.5
Change in earn-out liability	—	—	400	0.6	(400)	(100.0)
Total other income, net	1,468	1.9	1,453	2.1	15	1.0
Income before income taxes	12,579	16.6	10,783	15.7	1,796	16.7
Income tax expense	1,385	1.8	1,987	2.9	(602)	(30.3)
Net income	$11,194	14.8%	$8,796	12.8%	$2,398	27.3%

Revenues. The increase in revenues resulted from two primary factors: the increase in recurring revenue customers and an increase in annualized average recurring revenues per recurring revenue customer, which we also refer to as wallet share.

•	The number of recurring revenue customers increased 5% to 31,468 at June 30, 2020 from 29,889 at June 30, 2019.
•

Wallet share increased 5% to $9,118 for the three months ended June 30, 2020 from $8,674 for the same period in 2019. The increase was primarily attributable to increased usage of our solutions by our recurring revenue customers.

Recurring revenues from recurring revenue customers accounted for 94% of our total revenues for the three months ended June 30, 2020 and 2019. We anticipate that the number of recurring revenue customers and wallet share will increase as we increase the number of solutions we offer and increase the penetration of those solutions across our customer base.

Cost of Revenues. The increase in cost of revenues for the three months ended June 30, 2020 was primarily due to an increase of $0.3 million in stock-based compensation expense and $0.2 million in software subscriptions. As we continued to invest in the infrastructure supporting our platform, depreciation expense increased by $0.4 million.

Sales and Marketing Expenses. The increase in sales and marketing expense for the three months ended June 30, 2020 was primarily due to increased headcount which resulted in an increase of $0.7 million in personnel-related costs and an increase of $0.3 million in stock-based compensation expense, partially offset by a decrease of $0.3 million in variable compensation earned by sales personnel and referral partners.

Research and Development Expenses. The increase in research and development expense for the three months ended June 30, 2020 was primarily due to increased headcount which resulted in an increase in personnel costs of $0.4 million and an increase in stock-based compensation expense of $0.3 million.

SPS COMMERCE, INC.	22	Form 10-Q for the quarterly period ended June 30, 2020

General and Administrative Expenses. The increase in general and administrative expense for the three months ended June 30, 2020 was driven by an increase in stock-based compensation expense of $1.2 million and an increase of $0.6 million of charitable donations, partially offset by a decrease of $0.3 million in personnel-related costs. As a result of continued business growth, bad debt expense increased $0.9 million, compared to the same period in 2019.

Other Income (Expense). Interest income, net, other expense, net, and change in earn-out liability for the three months ended June 30, 2020 increased primarily due to realized foreign currency exchange gains, partially offset by decreased income from investments and no change in the fair value of the earn-out liability.

Income Tax Expense. The decrease in income tax expense for the three months ended June 30, 2020 was primarily due to an increase of $1.0 million in discrete tax benefits from stock activity, partially offset by the increase in pre-tax income. Excess tax benefits generated upon the settlement or exercise of stock awards are recognized as a reduction to income tax expense and, as a result, we expect that our annual effective income tax rate will be volatile.

Adjusted EBITDA. Adjusted EBITDA, which is a non-GAAP measure of financial performance, consists of net income adjusted for depreciation and amortization, investment income (interest income/expense, realized investments gain/loss excluding realized gain/loss from foreign currency on investments), income tax expense, stock-based compensation expense, realized gain/loss from foreign currency on cash and investments held, and other adjustments as necessary for a fair presentation. Other adjustments included the impact of the fair value adjustment for the EDIAdmin earn-out liability, returned escrow shares in 2019 related to the acquisition of ToolBox Solutions (“Toolbox”), and impairment of internally developed software. The following table provides a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended
	June 30,
(In thousands)	2020	2019
Net income	$11,194	$8,796
Depreciation and amortization of property and equipment	3,138	2,688
Amortization of intangible assets	1,316	1,266
Investment income, net	(332)	(813)
Income tax expense	1,385	1,987
Stock-based compensation expense	5,009	2,875
Realized gain from foreign currency on cash and investments held	(1,370)	—
Other	82	(400)
Adjusted EBITDA	$20,422	$16,399

SPS COMMERCE, INC.	23	Form 10-Q for the quarterly period ended June 30, 2020

Non-GAAP Income per Share. Non-GAAP income per share, which is also a non-GAAP measure of financial performance, consists of net income plus stock-based compensation expense, amortization expense related to intangible assets, realized gain/loss from foreign currency on cash and investments held, and other adjustments as necessary for a fair presentation, divided by the weighted average number of shares of common stock outstanding during each period. Other adjustments included the impact of the fair value adjustment for the EDIAdmin earn-out liability, returned escrow shares in 2019 related to the acquisition of ToolBox, and impairment of internally developed software. The following table provides a reconciliation of net income to non-GAAP income per share:

	Three Months Ended
	June 30,
(In thousands, except per share amounts)	2020	2019
Net income	$11,194	$8,796
Stock-based compensation expense	5,009	2,875
Amortization of intangible assets	1,316	1,266
Realized gain from foreign currency on cash and investments held	(1,370)	—
Other	82	(400)
Income tax effects of adjustments	(2,886)	(1,723)
Non-GAAP income	$13,345	$10,814
Shares used to compute non-GAAP income per share
Basic	35,030	35,010
Diluted	36,016	36,020
Non-GAAP income per share
Basic	$0.38	$0.31
Diluted	$0.37	$0.30

Shares and per share data have been adjusted for all periods presented to reflect a two-for-one stock split effective August 22, 2019.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

The following table presents our results of operations for the periods indicated:

	Six Months Ended June 30,
	2020		2019		Change
(dollars in thousands)		% of revenue		% of revenue	$	%
Revenues	$149,765	100.0%	$135,463	100.0%	$14,302	10.6%
Cost of revenues	47,870	32.0	45,067	33.3	2,803	6.2
Gross profit	101,895	68.0	90,396	66.7	11,499	12.7
Operating expenses
Sales and marketing	36,910	24.6	35,467	26.2	1,443	4.1
Research and development	15,034	10.0	12,701	9.4	2,333	18.4
General and administrative	24,652	16.5	22,949	16.9	1,703	7.4
Amortization of intangible assets	2,652	1.8	2,570	1.9	82	3.2
Total operating expenses	79,248	52.9	73,687	54.4	5,561	7.5
Income from operations	22,647	15.1	16,709	12.3	5,938	35.5
Other income (expense)
Interest income, net	866	0.6	1,390	1.0	(524)	(37.7)
Other income, net	1	—	193	0.1	(192)	(99.5)
Change in earn-out liability	(72)	—	344	0.3	(416)	(120.9)
Total other income, net	795	0.5	1,927	1.4	(1,132)	(58.7)
Income before income taxes	23,442	15.6	18,636	13.7	4,806	25.8
Income tax expense	2,733	1.8	3,027	2.2	(294)	(9.7)
Net income	$20,709	13.8%	$15,609	11.5%	$5,100	32.7%

SPS COMMERCE, INC.	24	Form 10-Q for the quarterly period ended June 30, 2020

Revenues. The increase in revenues resulted from two primary factors: the increase in recurring revenue customers and an increase in annualized average recurring revenues per recurring revenue customer, which we also refer to as wallet share.

•	The number of recurring revenue customers increased 5% to 31,468 at June 30, 2020 from 29,889 at June 30, 2019.
•

Wallet share increased 6% to $9,078 for the six months ended June 30, 2020 from $8,588 for the same period in 2019. The increase was primarily attributable to increased usage of our solutions by our recurring revenue customers.

Recurring revenues from recurring revenue customers accounted for 94% of our total revenues for the six months ended June 30, 2020 and 2019. We anticipate that the number of recurring revenue customers and wallet share will increase as we increase the number of solutions we offer and increase the penetration of those solutions across our customer base.

Cost of Revenues. The increase in cost of revenues for the six months ended June 30, 2020 was primarily due to increased headcount which resulted in an increase of $1.6 million in personnel-related costs, driven by increased salaries and benefits and increased contract labor, and an increase of $0.5 million in stock-based compensation expense. As we continued to invest in the infrastructure supporting our platform, depreciation expense increased by $0.7 million.

Sales and Marketing Expenses. The increase in sales and marketing expense for the six months ended June 30, 2020 was primarily due to an increase of $1.3 million in personnel-related costs, driven by increased salaries and benefits due to increased headcount and consulting, and an increase of $0.4 million in stock-based compensation expense, partially offset by a decrease of $0.6 million in variable compensation earned by sales personnel and referral partners.

Research and Development Expenses. The increase in research and development expense for the six months ended June 30, 2020 was primarily due to increased headcount which resulted in an increase in personnel costs of $1.1 million and an increase in stock-based compensation expense of $0.7 million.

General and Administrative Expenses. The increase in general and administrative expense for the six months ended June 30, 2020 was driven by an increase of $1.5 million in bad debt expense due to continued business growth. The increase is also due to an increase of $0.6 million in charitable donations, partially offset by a decrease of $0.4 million in stock-based compensation expense.

Other Income (Expense). Interest income, net, other expense, net, and change in earn-out liability for the six months ended June 30, 2020 decreased primarily due to decreased income from investments and increase in the fair value of the earn-out liability.

Income Tax Expense. The decrease in income tax expense for the six months ended June 30, 2020 was primarily due to an increase of $1.3 million in discrete tax benefits from stock activity, partially offset by the increase in pre-tax income. Excess tax benefits generated upon the settlement or exercise of stock awards are recognized as a reduction to income tax expense and, as a result, we expect that our annual effective income tax rate will fluctuate.

Adjusted EBITDA. Adjusted EBITDA, which is a non-GAAP measure of financial performance, consists of net income adjusted for depreciation and amortization, investment income (interest income/expense, realized investments gain/loss excluding realized gain/loss from foreign currency on investments), income tax expense, stock-based compensation expense, realized gain/loss from foreign currency on cash and investments held, and other adjustments as necessary for a fair presentation. Other adjustments included the impact of the fair value adjustment for the EDIAdmin earn-out liability, returned escrow shares in 2019 related to the acquisition of Toolbox, and impairment of internally developed software. The following table provides a reconciliation of net income to Adjusted EBITDA:

	Six Months Ended
	June 30,
	2020	2019
Net income	$20,709	$15,609
Depreciation and amortization of property and equipment	6,276	5,324
Amortization of intangible assets	2,652	2,570
Investment income, net	(972)	(1,390)
Income tax expense	2,733	3,027
Stock-based compensation expense	9,353	8,169
Realized gain from foreign currency on cash and investments held	(127)	—
Other	154	(461)
Adjusted EBITDA	$40,778	$32,848

SPS COMMERCE, INC.	25	Form 10-Q for the quarterly period ended June 30, 2020

Non-GAAP Income per Share. Non-GAAP income per share, which is also a non-GAAP measure of financial performance, consists of net income plus stock-based compensation expense, amortization expense related to intangible assets, realized gain/loss from foreign currency on cash and investments held, and other adjustments as necessary for a fair presentation, divided by the weighted average number of shares of common stock outstanding during each period. Other adjustments included the impact of the fair value adjustment for the EDIAdmin earn-out liability, returned escrow shares in 2019 related to the acquisition of ToolBox, and impairment of internally developed software. The following table provides a reconciliation of net income to non-GAAP income per share:

	Six Months Ended
	June 30,
	2020	2019
Net income	$20,709	$15,609
Stock-based compensation expense	9,353	8,169
Amortization of intangible assets	2,652	2,570
Realized gain from foreign currency on cash and investments held	(127)	—
Other	154	(461)
Income tax effects of adjustments	(5,912)	(4,366)
Non-GAAP income	$26,829	$21,521
Shares used to compute non-GAAP income per share
Basic	35,051	34,976
Diluted	35,995	36,006
Non-GAAP income per share
Basic	$0.77	$0.62
Diluted	$0.75	$0.60

Shares and per share data have been adjusted for all periods presented to reflect a two-for-one stock split effective August 22, 2019.

Liquidity and Capital Resources

At June 30, 2020, our principal sources of liquidity were cash, cash equivalents, certificates of deposit, and short-term investments of $225.6 million and accounts receivable, net of provision for credit losses of $34.2 million. Certificates of deposit and marketable securities are invested in accordance with our investment policy, with a goal of maintaining liquidity and capital preservation. Our cash equivalents and marketable securities are held in highly liquid money market funds, commercial paper, federal agency securities, and corporate debt securities.

The below table summarizes the activity within the statements of cash flows:

	Six Months Ended
	June 30,
(In thousands)	2020	2019
Net cash provided by operating activities	$36,795	$29,662
Net cash used in investing activities	(32,490)	(12,174)
Net cash used in financing activities	$(8,662)	$(4,516)

Net Cash Flows from Operating Activities

The increase in operating cash flows was primarily driven by continued business growth, which resulted in increased net income and decreased deferred tax assets and was driven by continued acquisitions and business expansions which resulted in increased depreciation, amortization, provision for credit losses, and stock-based compensation.

SPS COMMERCE, INC.	26	Form 10-Q for the quarterly period ended June 30, 2020

Net Cash Flows used in Investing Activities

The increase in net cash used in investing activities was primarily due to an increase of net purchases of investments compared to the same period in 2019. The increase was also driven by increased capital expenditures, due to our business growth and continued investment in our technology.

Net Cash Flows used in Financing Activities

The change in net cash used in financing activities was primarily due to the increase in cash used for share repurchases and due to the earn-out payment of $0.7 million, partially offset by the increase in net proceeds from stock option exercises.

Effect of Foreign Currency Exchange Rate Changes

Our results of operations and cash flows were not materially affected by fluctuations in foreign currency exchange rates. We maintain 5% of our total cash and cash equivalents outside of the U.S. in foreign currencies, primarily in Australian and Canadian dollars. We believe that a significant change in foreign currency exchange rates or an inability to access these funds would not materially affect our ability to meet our operational needs.

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

Inflation and changing prices did not have a material effect on our business during the six months ended June 30, 2020 and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt.  Additionally, we are not a party to any derivative contracts or synthetic leases.

Contractual and Commercial Commitment Summary

Our contractual obligations and commercial commitments as of June 30, 2020 are summarized below:

	Payments Due By Period (in thousands)
	Less Than			More Than
Contractual Obligations	1 Year	1-3 Years	3-5 Years	5 Years	Total
Operating lease obligations, including imputed interest	$4,948	$10,719	$8,587	$—	$24,254
Purchase commitment	5,300	9,400	—	—	14,700
Total	$10,248	$20,119	$8,587	$—	$38,954

SPS COMMERCE, INC.	27	Form 10-Q for the quarterly period ended June 30, 2020

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

We did not have any outstanding debt as of June 30, 2020. Therefore, we do not have any material risk to interest rate fluctuations.

Foreign Currency Exchange Risk

We have revenue, expenses, assets and liabilities that are denominated in currencies other than the U.S. dollar, primarily the Australian dollar and Canadian dollar. As of June 30, 2020, we maintained 5% of our total cash and cash equivalents outside of the U.S. in foreign currencies. We believe that a hypothetical 10% change in foreign currency exchange rates or an inability to access foreign funds would not materially affect our ability to meet our operational needs or result in a material foreign currency loss. As we expand internationally, our results of operations and cash flows may be impacted by changes in foreign currency exchange rates and would be adversely impacted when the U.S. dollar appreciates relative to other foreign currencies. We have not used any forward contracts or currency borrowings to hedge our exposure to foreign currency exchange risk, although we may do so in the future.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.

For the year ended December 31, 2019, management’s assessment of internal control over financial reporting excluded the internal control of the MAPADOC business, an operating unit of SWK Technologies, Inc., which was acquired on August 26, 2019. Pursuant to the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope for a period not to exceed one year from the date of acquisition, the scope of our most recent assessment did not include MAPADOC. Our assessment of the effectiveness of internal control over financial reporting as of September 30, 2020 will include MAPADOC. For the three and six months ended June 30, 2020, MAPADOC represented 2% of our total consolidated assets and less than 1% of our consolidated revenues.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SPS COMMERCE, INC.	28	Form 10-Q for the quarterly period ended June 30, 2020

PART II. – OTHER INFORMATION

Item 1.	Legal Proceedings

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

Our business and financial results may be adversely impacted by health epidemics, pandemics and similar outbreaks. The recent and rapidly spreading COVID-19 pandemic could have adverse impacts on our business, including causing significant volatility in demand for our services due to disruption and downturns in our customers’ businesses and related supply chains, disruptions to our third party technology providers, limitations on our employees' ability to work and travel, and significant changes in the economic or political conditions in markets in which we operate. Despite our efforts to manage these impacts, their ultimate impact also depends on factors beyond our knowledge or control, including the duration and severity of any such outbreak and actions taken to contain its spread and mitigate its public health effects. Any of these events could cause or amplify the risks and uncertainties set forth in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC, and could materially adversely affect our business, financial condition, results of operations and/or stock price.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Share Repurchases

The following table presents the total number of shares of our common stock that we purchased during the second quarter of 2020, the average price paid per share, the number of shares that we purchased as part of our publicly announced repurchase program, and the approximate dollar value of shares that still could be repurchased at the end of the applicable period.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (1)
April 1 - 30, 2020	82,000	$49.50	82,000	$33,941,000
May 1 - 31, 2020	49,627	58.25	49,627	31,050,000
June 1 - 30, 2020	—	—	—	31,050,000
Total second quarter 2020	131,627	$52.80	131,627	$31,050,000

(1)

Pursuant to a $50.0 million share repurchase program that was announced by our board of directors on November 2, 2019. Under the program, purchases may be made from time to time in the open market through November 2, 2021.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Not Applicable.

SPS COMMERCE, INC.	29	Form 10-Q for the quarterly period ended June 30, 2020

Item 6.	Exhibits

Number	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K (File No. 001-34702) filed with the SEC on May 21, 2020).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 001-34702) filed with the SEC on October 17, 2017).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T (filed herewith). The XBRL instance document does not appear in the Interactive Data File because its tags are embedded within the Inline XBRL document.

104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL.

SPS COMMERCE, INC.	30	Form 10-Q for the quarterly period ended June 30, 2020

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 30, 2020	SPS COMMERCE, INC.

/s/ KIMBERLY K. NELSON
Kimberly K. Nelson
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

SPS COMMERCE, INC.	31	Form 10-Q for the quarterly period ended June 30, 2020