Form 10-Q
period 2020-09-30
SPS COMMERCE INC
filed 2020-10-28
CIK 1092699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2020

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding at October 23, 2020 was 35,308,834 shares.

SPS COMMERCE, INC.

QUARTERLY REPORT ON FORM 10-Q

Unless the context otherwise requires, for purposes of the Quarterly Report on Form 10-Q, the words “we,” “us,” “our,” the “Company,” “SPS,” and “SPS Commerce” refer to SPS Commerce, Inc.

SPS COMMERCE, INC.	2	Form 10-Q for the quarterly period ended September 30, 2020

PART I. – FINANCIAL INFORMATION

Item 1.Financial Statements

SPS COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In thousands, except shares)	2020	2019
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$208,930	$179,252
Short-term investments	52,300	34,284
Accounts receivable	34,048	33,001
Allowance for credit losses	(3,759)	(1,469)
Accounts receivable, net	30,289	31,532
Deferred costs	36,562	35,274
Other assets	8,927	11,279
Total current assets	337,008	291,621
PROPERTY AND EQUIPMENT, less accumulated depreciation of $58,629 and $50,574, respectively	25,053	23,752
OPERATING LEASE RIGHT-OF-USE ASSETS	14,092	15,744
GOODWILL	76,543	76,845
INTANGIBLE ASSETS, net	18,575	22,668
INVESTMENTS	2,476	—
OTHER ASSETS
Deferred costs, non-current	11,571	11,667
Deferred income tax assets	140	2,630
Other assets, non-current	2,228	2,513
Total assets	$487,686	$447,440
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$5,036	$4,274
Accrued compensation	19,374	22,303
Accrued expenses	6,042	6,207
Deferred revenue	35,582	31,463
Operating lease liabilities	4,355	3,783
Total current liabilities	70,389	68,030
OTHER LIABILITIES
Deferred revenue, non-current	2,693	2,851
Operating lease liabilities, non-current	16,725	20,085
Deferred income tax liabilities	2,939	1,193
Other liabilities, non-current	—	405
Total liabilities	92,746	92,564
COMMITMENTS and CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 110,000,000 and 55,000,000 shares authorized; 36,904,856 and 36,104,619 shares issued; and 35,291,606 and 34,863,271 outstanding, respectively	37	36
Treasury stock, at cost; 1,613,250 and 1,241,348 shares, respectively	(65,247)	(46,297)
Additional paid-in capital	382,992	354,115
Retained earnings	80,020	48,973
Accumulated other comprehensive loss	(2,862)	(1,951)
Total stockholders’ equity	394,940	354,876
Total liabilities and stockholders’ equity	$487,686	$447,440

See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.	3	Form 10-Q for the quarterly period ended September 30, 2020

SPS COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts) (Unaudited)	2020	2019	2020	2019
Revenues	$79,557	$70,928	$229,322	$206,391
Cost of revenues	25,045	23,263	72,915	68,330
Gross profit	54,512	47,665	156,407	138,061
Operating expenses
Sales and marketing	19,233	16,937	56,143	52,404
Research and development	8,053	7,743	23,087	20,444
General and administrative	11,939	10,725	36,591	33,674
Amortization of intangible assets	1,333	1,327	3,985	3,897
Total operating expenses	40,558	36,732	119,806	110,419
Income from operations	13,954	10,933	36,601	27,642
Other income (expense)
Interest income, net	116	843	982	2,233
Other income (expense), net	307	(165)	308	28
Change in earn-out liability	—	22	(72)	366
Total other income, net	423	700	1,218	2,627
Income before income taxes	14,377	11,633	37,819	30,269
Income tax expense	2,970	2,692	5,703	5,719
Net income	$11,407	$8,941	$32,116	$24,550
Other comprehensive income (expense)
Foreign currency translation adjustments	969	(958)	(779)	73
Unrealized gain (loss) on investments, net of tax of ($21), $38, $6 and $105	(59)	115	19	315
Reclassification of (gain) loss on investments into earnings, net of tax of $2, ($49), ($51) and ($109)	7	(145)	(151)	(326)
Total other comprehensive income (expense)	917	(988)	(911)	62
Comprehensive income	$12,324	$7,953	$31,205	$24,612

Net income per share
Basic	$0.32	$0.26	$0.91	$0.70
Diluted	$0.31	$0.25	$0.89	$0.68

Weighted average common shares used to compute net income per share
Basic	35,295	35,015	35,133	34,966
Diluted	36,366	35,932	36,137	35,952

See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.	4	Form 10-Q for the quarterly period ended September 30, 2020

SPS COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Stockholders'
(In thousands, except shares) (Unaudited)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balances, June 30, 2019	34,936,212	$36	1,007,478	$(34,645)	$344,232	$30,870	$(2,160)	$338,333
Stock-based compensation	—	—	—	—	2,804	—	—	2,804
Exercise of stock options and issuance of restricted stock	80,350	—	—	—	1,902	—	—	1,902
Employee stock purchase plan	2,178	—	—	—	76	—	—	76
Repurchases of common stock	(116,856)	—	116,856	(6,000)	—	—	—	(6,000)
Net income	—	—	—	—	—	8,941	—	8,941
Foreign currency translation adjustments	—	—	—	—	—	—	(958)	(958)
Unrealized gain on investments, net of tax	—	—	—	—	—	—	115	115
Reclassification of gain on investments into earnings, net of tax	—	—	—	—	—	—	(145)	(145)
Balances, September 30, 2019	34,901,884	$36	1,124,334	$(40,645)	$349,014	$39,811	$(3,148)	$345,068

Balances, June 30, 2020	35,126,118	$37	1,613,250	$(65,247)	$373,686	$68,613	$(3,779)	$373,310
Stock-based compensation	—	—	—	—	4,494	—	—	4,494
Exercise of stock options and issuance of restricted stock	163,478	—	—	—	4,717	—	—	4,717
Employee stock purchase plan	2,010	—	—	—	95	—	—	95
Net income	—	—	—	—	—	11,407	—	11,407
Foreign currency translation adjustments	—	—	—	—	—	—	969	969
Unrealized loss on investments, net of tax	—	—	—	—	—	—	(59)	(59)
Reclassification of loss on investments into earnings, net of tax	—	—	—	—	—	—	7	7
Balances, September 30, 2020	35,291,606	$37	1,613,250	$(65,247)	$382,992	$80,020	$(2,862)	$394,940

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Stockholders'
(In thousands, except shares) (Unaudited)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balances, December 31, 2018	34,691,472	$36	823,784	$(25,679)	$332,574	$15,261	$(3,218)	$318,974
Stock-based compensation	—	—	—	—	10,312	—	—	10,312
Exercise of stock options and issuance of restricted stock	483,492	—	—	—	5,273	—	—	5,273
Employee stock purchase plan	32,992	—	—	—	1,155	—	—	1,155
Repurchases of common stock	(300,550)	—	300,550	(14,966)	—	—	—	(14,966)
Settlement and subsequent return of shares	(5,522)	—	—	—	(300)			(300)
Net income	—	—	—	—	—	24,550	—	24,550
Foreign currency translation adjustments	—	—	—	—	—	—	73	73
Unrealized gain on investments, net of tax	—	—	—	—	—	—	315	315
Reclassification of gain on investments into earnings, net of tax	—	—	—	—	—	—	(326)	(326)
Adoption of ASU 2018-02	—	—	—	—	—	—	8	8
Balances, September 30, 2019	34,901,884	$36	1,124,334	$(40,645)	$349,014	$39,811	$(3,148)	$345,068

Balances, December 31, 2019	34,863,271	$36	1,241,348	$(46,297)	$354,115	$48,973	$(1,951)	$354,876
Stock-based compensation	—	—	—	—	13,090	—	—	13,090
Exercise of stock options and issuance of restricted stock	765,144	1	—	—	14,142	—	—	14,143
Employee stock purchase plan	35,093	—	—	—	1,645	—	—	1,645
Repurchases of common stock	(371,902)	—	371,902	(18,950)	—	—	—	(18,950)
Net income	—	—	—	—	—	32,116	—	32,116
Foreign currency translation adjustments	—	—	—	—	—	—	(779)	(779)
Unrealized gain on investments, net of tax	—	—	—	—	—	—	19	19
Reclassification of gain on investments into earnings, net of tax	—	—	—	—	—	—	(151)	(151)
Adoption of ASU 2016-13	—	—	—	—	—	(1,069)	—	(1,069)
Balances, September 30, 2020	35,291,606	$37	1,613,250	$(65,247)	$382,992	$80,020	$(2,862)	$394,940

See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.	5	Form 10-Q for the quarterly period ended September 30, 2020

SPS COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
(In thousands) (Unaudited)	2020	2019
Cash flows from operating activities
Net income	$32,116	$24,550
Reconciliation of net income to net cash provided by operating activities
Deferred income taxes	4,324	5,360
Change in earn-out liability	72	(366)
Depreciation and amortization of property and equipment	9,474	8,143
Amortization of intangible assets	3,985	3,897
Provision for credit losses	4,198	2,429
Stock-based compensation	14,246	11,316
Other, net	(16)	(551)
Changes in assets and liabilities
Accounts receivable	(4,551)	(3,670)
Deferred costs	(1,129)	(151)
Other current and non-current assets	2,612	(820)
Accounts payable	1,357	181
Accrued compensation	(3,989)	(3,716)
Accrued expenses	(3)	(84)
Deferred revenue	3,961	4,929
Operating leases	(1,128)	(487)
Net cash provided by operating activities	65,529	50,960
Cash flows from investing activities
Purchases of property and equipment	(11,639)	(8,387)
Purchases of investments	(67,636)	(61,967)
Maturities of investments	47,300	55,225
Acquisitions of businesses and intangible assets, net of cash acquired	—	(11,500)
Net cash used in investing activities	(31,975)	(26,629)
Cash flows from financing activities
Repurchases of common stock	(18,950)	(14,966)
Net proceeds from exercise of options to purchase common stock	14,143	5,273
Net proceeds from employee stock purchase plan	1,645	1,155
Payment for earn-out liability	(688)	—
Net cash used in financing activities	(3,850)	(8,538)
Effect of foreign currency exchange rate changes	(26)	75
Net increase in cash and cash equivalents	29,678	15,868
Cash and cash equivalents at beginning of period	179,252	133,859
Cash and cash equivalents at end of period	$208,930	$149,727

See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.	6	Form 10-Q for the quarterly period ended September 30, 2020

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

SPS COMMERCE, INC.	7	Form 10-Q for the quarterly period ended September 30, 2020

Recently Adopted Accounting Pronouncements

Standard	Date of Issuance	Description	Date Adopted	Effect on the Financial Statements
ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Statements	June 2016

This amendment replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses on instruments within its scope, including trade receivables. This is intended to provide financial statement users with more decision-useful information about the expected credit losses.

January 2020

The adoption of this standard did not have a material impact on our condensed consolidated financial statements. See above under "Basis of Presentation" for significant inputs for the allowance for credit losses.

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

Significant Accounting Policies

There were no material changes in our significant accounting policies during the nine months ended September 30, 2020. See Note A to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC, for additional information regarding our significant accounting policies.

NOTE B – Revenue

We derive our revenues from the following revenue streams:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019
Recurring revenues:
Fulfillment	$64,115	$55,546	$183,963	$161,685
Analytics	9,826	9,422	28,809	27,540
Other	1,244	1,458	3,664	4,303
Recurring Revenues	75,185	66,426	216,436	193,528
One-time revenues	4,372	4,502	12,886	12,863
	$79,557	$70,928	$229,322	$206,391

SPS COMMERCE, INC.	8	Form 10-Q for the quarterly period ended September 30, 2020

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

The table below presents the activity of the portion of the deferred revenue liability relating to set-up fees:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019
Balance, beginning of period	$10,633	$10,063	$10,518	$9,857
Invoiced set-up fees	2,757	2,599	8,224	7,965
Amortized set-up fees	(2,698)	(2,584)	(8,050)	(7,744)
Balance, end of period	$10,692	$10,078	$10,692	$10,078

SPS COMMERCE, INC.	9	Form 10-Q for the quarterly period ended September 30, 2020

The entire balance of set-up fees will be recognized within two years and, as such, current amounts will be recognized in the next 1-12 months and non-current amounts will be recognized in the next 13-24 months.

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

The table below presents the activity of deferred costs and amortization of deferred costs:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019
Balance, beginning of period	$46,649	$45,528	$46,941	$45,475
Incurred deferred costs	14,258	12,676	39,329	36,888
Amortized deferred costs	(12,774)	(12,623)	(38,137)	(36,782)
Balance, end of period	$48,133	$45,581	$48,133	$45,581

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

SPS COMMERCE, INC.	10	Form 10-Q for the quarterly period ended September 30, 2020

Cash equivalents and investments consisted of the following:

	September 30, 2020
	Amortized	Unrealized	Fair
(In thousands)	Cost	Gains (Losses)	Value
Cash equivalents:
Money market funds	$175,850	$—	$175,850
Certificates of deposit	7,161	—	7,161
Marketable securities:
Corporate bonds	12,558	(1)	12,557
Commercial paper	5,076	(30)	5,046
U.S. treasury securities	30,046	(34)	30,012
	$230,691	$(65)	$230,626
Maturing within one year			$228,150
Maturing within one to two years			2,476
Total			$230,626

	December 31, 2019
	Amortized	Unrealized	Fair
(In thousands)	Cost	Gains, net	Value
Cash equivalents:
Money market funds	$151,266	$—	$151,266
Certificates of deposit	7,030	—	7,030
Marketable securities:
Corporate bonds	9,785	20	9,805
Commercial paper	7,503	—	7,503
U.S. treasury securities	9,855	91	9,946
	$185,439	$111	$185,550
Maturing within one year			$185,550
Total			$185,550

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

For the earn-out liability related to the EDIAdmin acquisition, we utilized the Monte Carlo simulation method to estimate the fair value of this contingent liability as of the balance sheet date. Thousands of iterations of the simulation were performed using forecasted revenues to develop a distribution of future values of recurring revenue which, in turn, provided indicated earn-out payments. The total estimated fair value equals the sum of the average present values of the indicated earn-out payments. Changes in the assumptions used in the simulations described above could have an impact on the payout of contingent consideration.

SPS COMMERCE, INC.	11	Form 10-Q for the quarterly period ended September 30, 2020

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	September 30, 2020
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$175,850	$—	$—	$175,850
Certificates of deposit	7,161	—	—	7,161
Marketable securities:
Corporate bonds	—	12,557	—	12,557
Commercial paper	—	5,046	—	5,046
U.S. treasury securities	—	30,012	—	30,012
	$183,011	$47,615	$—	$230,626

Liabilities:
Earn-out liability	$—	$—	$307	$307
	$—	$—	$307	$307

	December 31, 2019
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$151,266	$—	$—	$151,266
Certificates of deposit	7,030	—	—	7,030
Marketable securities:
Corporate bonds	—	9,805	—	9,805
Commercial paper	—	7,503	—	7,503
U.S. treasury securities	—	9,946	—	9,946
	$158,296	$27,254	$—	$185,550

Liabilities:
Earn-out liability	$—	$—	$405	$405
	$—	$—	$405	$405

During the three months ended September 30, 2020, there was no change in the earn-out liability. During the nine months ended September 30, 2020, we recognized an expense of $0.1 million in our condensed consolidated statements of comprehensive income due to the remeasurement of the contingent liability and, additionally, we transferred $0.2 million out of Level 3. The remaining earn-out liability is expected to be paid in the first quarter of 2021 and has been measured as Level 3 given the unobservable inputs that are significant to the measurement of the liability. The earn-out has a maximum potential payout of $1.7 million, of which $0.7 million was paid.

There were no other transfers in or out of our Level 1, 2, or 3 assets or liabilities during the nine months ended September 30, 2020 and 2019.

Nonrecurring Fair Value Measurements

We measure certain assets and liabilities at fair value on a nonrecurring basis. Assets that are measured at fair value on a nonrecurring basis include long-lived assets, goodwill and indefinite-lived intangible assets, which would generally be recorded at fair value as a result of an impairment charge. Assets acquired and liabilities assumed as part of business combinations are measured at fair value.

SPS COMMERCE, INC.	12	Form 10-Q for the quarterly period ended September 30, 2020

Other Fair Value Disclosures

The carrying values of our financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, when applicable, approximate their respective fair values due to their short-term nature.

NOTE E – Allowance for Credit Losses

The allowance for credit losses activity, included in accounts receivable, net, was as follows:

	Nine Months Ended
	September 30,
(In thousands)	2020	2019
Balance, beginning of period	$1,469	$1,392
Adoption of ASU 2016-13	1,069	—
Provision for credit losses	4,198	2,429
Write-offs, net of recoveries	(2,977)	(2,321)
Balance, end of period	$3,759	$1,500

NOTE F – Goodwill and Intangible Assets, net

The changes in the net carrying amount of goodwill was as follows:

	Nine Months Ended
	September 30,
(In thousands)	2020	2019
Balance, beginning of period	$76,845	$69,658
Goodwill acquired during the period	—	6,570
Foreign currency translation adjustments	(302)	138
Balance, end of period	$76,543	$76,366

Intangible assets subject to amortization are amortized over their respective useful lives (ranging from three to ten years). Intangible assets, net included the following:

	September 30, 2020
	Gross		Foreign
	Carrying	Accumulated	Currency
(In thousands)	Amount	Amortization	Translation	Net
Subscriber relationships	$36,847	$(23,587)	$(106)	$13,154
Non-competition agreements	698	(659)	(5)	34
Acquired technology	7,795	(2,408)	—	5,387
	$45,340	$(26,654)	$(111)	$18,575

	December 31, 2019
	Gross		Foreign
	Carrying	Accumulated	Currency
(In thousands)	Amount	Amortization	Translation	Net
Subscriber relationships	$43,640	$(27,287)	$214	$16,567
Non-competition agreements	2,495	(2,371)	10	134
Acquired technology	8,602	(2,643)	8	5,967
	$54,737	$(32,301)	$232	$22,668

SPS COMMERCE, INC.	13	Form 10-Q for the quarterly period ended September 30, 2020

The estimated annual amortization expense related to intangible assets subject to amortization for the next five years and thereafter is as follows:

(In thousands)
Remainder of 2020	$1,332
2021	4,498
2022	3,394
2023	3,320
2024	2,100
Thereafter	3,931
$18,575

NOTE G – Other Assets

The changes in the net amount of capitalized implementation costs for software hosting arrangements is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019
Balance, beginning of period	$1,188	$946	$1,166	$455
Capitalized implementation fees	7	153	87	670
Amortization of implementation fees	(65)	(26)	(123)	(52)
Balance, end of period	$1,130	$1,073	$1,130	$1,073

There were no impairment losses in relation to the capitalized implementation costs for the nine months ended September 30, 2020 and 2019.

NOTE H – Commitments and Contingencies

Leases

We are obligated under non-cancellable operating leases, primarily for office space and certain equipment, as follows:

	September 30, 2020		December 31, 2019
(In thousands, except remaining term)	Remaining Term	Right-of-Use Asset	Remaining Term	Right-of-Use Asset
Minneapolis, MN lease	5 years	$9,870	5 years	$10,704
Kyiv, Ukraine lease	5 years	2,027	5 years	2,316
Little Falls, NJ lease	3 years	1,265	4 years	1,574
Other leases	<1 - 5 years	930	<1 - 5 years	1,150
		$14,092		$15,744

Some of our leases may include options to extend the leases for up to five years. The options to extend our leases are not recognized as part of our Right-of-Use (“ROU”) assets and lease liabilities as it is not reasonably certain that we will exercise those options. Additionally, our agreements do not include options to terminate the leases.

The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019
Operating lease cost	$857	$650	$2,225	$1,956
Variable lease cost	886	721	2,687	2,360
	$1,743	$1,371	$4,912	$4,316

SPS COMMERCE, INC.	14	Form 10-Q for the quarterly period ended September 30, 2020

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended
	September 30,
(In thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	3,190	3,246
ROU assets obtained in exchange for operating lease liabilities	342	—

Supplemental balance sheet information related to leases was as follows:

	September 30, 2020	December 31, 2019
Weighted-average remaining lease term - operating leases	4.3 years	5.0 years
Weighted-average discount rate - operating leases	4.5%	4.5%

At September 30, 2020, our future minimum payments under operating leases were as follows:

(In thousands)
Remainder of 2020	$3,050
2021	5,226
2022	4,704
2023	4,440
2024	4,149
Thereafter	1,440
23,009
Less: imputed interest	(1,929)
$21,080

Purchase Commitments

In May 2020, we entered into a noncancelable agreement with a computing infrastructure vendor for services through May 2023. At September 30, 2020, the remaining purchase commitment was $14.4 million.

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

RSAs result in the issuance of new shares when granted. For other stock-based awards, new shares are issued when the award is exercised, vested or released according to the terms of the agreement. In February 2020, 2.1 million additional shares were reserved for future issuance under our 2010 Equity Incentive Plan. At September 30, 2020, there were approximately 13.9 million shares available for grant under approved equity compensation plans.

We generally recognize stock-based compensation expense on a straight-line basis over the vesting period. Exceptions include when retirement-eligible employees have not given their required notice, in which case expense is recognized on a continuous pro-rata basis relative to the time period until notice is given, and for PSUs, in which case expense is recognized on a straight-line basis from the grant date through the end of the performance period, regardless of whether the market condition is satisfied.

SPS COMMERCE, INC.	15	Form 10-Q for the quarterly period ended September 30, 2020

Stock-based compensation expense was allocated in the condensed consolidated statements of comprehensive income as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019
Cost of revenues	$1,003	$778	$2,767	$2,027
Operating expenses
Sales and marketing	1,123	784	2,979	2,208
Research and development	983	697	2,789	1,822
General and administrative	1,784	888	5,711	5,259
	$4,893	$3,147	$14,246	$11,316

Stock-based compensation expense by plan type was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019
Stock options	$541	$619	$1,675	$2,548
PSUs	804	152	2,596	1,226
RSUs	2,729	1,719	7,730	5,581
RSAs and DSUs	106	128	340	409
ESPP	314	186	749	547
401(k) stock match	399	343	1,156	1,005
	$4,893	$3,147	$14,246	$11,316

As of September 30, 2020, there was $26.5 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized over a weighted average period of 2.6 years.

Stock Options

Stock options generally vest over four years and have a contractual term of seven to ten years from the date of grant. Our stock option activity was as follows:

	Nine Months Ended September 30, 2020
		Weighted Average
	Options (#)	Exercise Price (per share)
Outstanding, beginning of period	1,543,912	$30.03
Granted	127,388	58.88
Exercised	(558,954)	25.30
Forfeited	(8,908)	44.87
Outstanding, end of period	1,103,438	35.64

Of the total outstanding options at September 30, 2020, 0.8 million were exercisable. The outstanding and exercisable options had a weighted average exercise price of $31.40 per share and a weighted average remaining contractual life of 3.2 years.

The weighted average grant date fair value of options granted during the first nine months of 2020 was $16.13 per share. This was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Volatility	32.9%
Dividend yield	0%
Life (in years)	4.0
Risk-free interest rate	1.0%

SPS COMMERCE, INC.	16	Form 10-Q for the quarterly period ended September 30, 2020

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

Activity for our PSU, RSU, RSA, and DSU was as follows:

	Nine Months Ended September 30, 2020
		Weighted Average Grant
	(#)	Date Fair Value (per share)
Outstanding, beginning of period	797,546	$38.80
Granted	315,816	61.12
Vested and common stock issued	(205,050)	34.97
Forfeited	(161,737)	29.69
Outstanding, end of period	746,575	51.27

Employee Stock Purchase Plan

We have an ESPP which allows participating employees to purchase shares of our common stock at a discount through payroll deductions. The plan is available to all employees subject to certain eligibility requirements. Participating employees may purchase common stock, on a voluntary after-tax basis, at a price that is the lower of 85% of the fair market value of common stock at the beginning or end of each stock purchase period. The plan consists of two six-month offering periods, beginning on January 1 and July 1 of each calendar year, respectively. A total of 1.9 million shares of common stock are reserved for issuance under the plan as of September 30, 2020.

Our ESPP activity was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share data)	2020	2019	2020	2019
Amounts for shares purchased	$95	$76	$1,645	$1,155
Shares purchased	2,010	2,178	35,093	32,992

SPS COMMERCE, INC.	17	Form 10-Q for the quarterly period ended September 30, 2020

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

NOTE J – Income Taxes

We record our interim provision for income taxes by applying our estimated annual effective tax rate to our year-to-date pretax income and adjust the provision for discrete tax items recorded in the period. Differences between our effective tax rate and statutory tax rates are primarily due to the impact of permanently non-deductible expenses partially offset by the tax benefits associated with foreign-derived intangible income. Additionally, excess tax benefits generated upon settlement or exercise of stock awards are recognized as a reduction to income tax expense as a discrete tax item in the quarter that the event occurs creating potentially significant fluctuation in tax expense by quarter and by year. Our provisions for income taxes include current foreign and state income tax expense, as well as deferred tax expense.

As of September 30, 2020, we do not have any unrecognized tax benefits nor any material accrued interest or tax penalties.

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

The following table presents the components of the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2020	2019	2020	2019
Numerator
Net income	$11,407	$8,941	$32,116	$24,550
Denominator
Weighted average common shares outstanding, basic	35,295	35,015	35,133	34,966
Options to purchase common stock	578	634	596	687
PSUs, RSUs, RSAs, and DSUs	493	283	408	299
Weighted average common shares outstanding, diluted	36,366	35,932	36,137	35,952
Net income per share
Basic	$0.32	$0.26	$0.91	$0.70
Diluted	$0.31	$0.25	$0.89	$0.68

SPS COMMERCE, INC.	18	Form 10-Q for the quarterly period ended September 30, 2020

The following table presents the effect of the outstanding potential common shares that were excluded from the calculation of diluted net income per share as they were anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019
Anti-dilutive shares	8	240	203	164

NOTE L – Geographic Information

For the three and nine months ended September 30, 2020 and 2019, 85% of our revenue was attributable to customers based within the United States. No single jurisdiction outside of the U.S. had revenues in excess of 10%.

At September 30, 2020 and 2019, 9% of property and equipment, net was located at subsidiary and office locations outside of the United States.

SPS COMMERCE, INC.	19	Form 10-Q for the quarterly period ended September 30, 2020

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

SPS Commerce is a leading provider of cloud-based solutions that make it easier for retailers, suppliers, grocers, distributors, and logistics firms to orchestrate the management of item data, order fulfillment, inventory control and sales analytics across all channels. The solutions offered by SPS Commerce eliminate the need for on-premise software and support staff by taking on that capability on the customer’s behalf. We derive the majority of our revenues from numerous monthly recurring subscriptions from businesses that utilize our solutions.

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

For the three months ended September 30, 2020, our revenues were $79.6 million, an increase of 12% from the comparable period in 2019, and represented our 79th consecutive quarter of increased revenues. Total operating expenses increased 10% for the same period in 2020 from 2019. For the nine months ended September 30, 2020, revenues increased 11% and operating expenses increased 9% compared to the same period in 2019.

Impact of COVID-19

Although the global emergence of COVID-19 did not have a material adverse effect on our business, operating results, and overall financial performance for the nine months ended September 30, 2020, the future impact remains uncertain and depends on several factors, including, but not limited to, the pandemic’s duration and continued spread, impact on our customers, impact on our partners or employees, and impact on the economic environment and financial markets, all of which are uncertain and cannot be predicted. We will continue to actively monitor the situation and may take further actions that alter our business operations, as may be required by federal, state, or local authorities, or that we determine are in the best interests of our employees, customers, partners, and shareholders.

Key Financial Terms and Metrics

We have several key financial terms and metrics, including annualized average recurring revenues per recurring revenue customer. During the three and nine months ended September 30, 2020, there were no changes in the definitions of our key financial terms and metrics, which are discussed in more detail under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC.

SPS COMMERCE, INC.	20	Form 10-Q for the quarterly period ended September 30, 2020

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

During the nine months ended September 30, 2020, there were no changes in our critical accounting policies or estimates. See Note A to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC, for additional information regarding our accounting policies.

SPS COMMERCE, INC.	21	Form 10-Q for the quarterly period ended September 30, 2020

Results of Operations

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

The following table presents our results of operations for the periods indicated:

	Three Months Ended September 30,
	2020		2019		Change
(Dollars in thousands)		% of revenue		% of revenue	$	%
Revenues	$79,557	100.0%	$70,928	100.0%	$8,629	12.2%
Cost of revenues	25,045	31.5	23,263	32.8	1,782	7.7
Gross profit	54,512	68.5	47,665	67.2	6,847	14.4
Operating expenses
Sales and marketing	19,233	24.2	16,937	23.9	2,296	13.6
Research and development	8,053	10.1	7,743	10.9	310	4.0
General and administrative	11,939	15.0	10,725	15.1	1,214	11.3
Amortization of intangible assets	1,333	1.7	1,327	1.9	6	0.5
Total operating expenses	40,558	51.0	36,732	51.8	3,826	10.4
Income from operations	13,954	17.5	10,933	15.4	3,021	27.6
Other income (expense)
Interest income, net	116	0.1	843	1.2	(727)	(86.2)
Other income (expense), net	307	0.4	(165)	(0.2)	472	286.1
Change in earn-out liability	—	—	22	—	(22)	(100.0)
Total other income, net	423	0.5	700	1.0	(277)	(39.6)
Income before income taxes	14,377	18.0	11,633	16.4	2,744	23.6
Income tax expense	2,970	3.7	2,692	3.8	278	10.3
Net income	$11,407	14.3%	$8,941	12.6%	$2,466	27.6%

Revenues. The increase in revenues resulted from two primary factors: the increase in recurring revenue customers and an increase in annualized average recurring revenues per recurring revenue customer, which we also refer to as wallet share.

•	The number of recurring revenue customers increased 5% to 32,025 at September 30, 2020 from 30,551 at September 30, 2019.
•

Wallet share increased 8% to $9,473 for the three months ended September 30, 2020 from $8,793 for the same period in 2019. The increase was primarily attributable to increased usage of our solutions by our recurring revenue customers.

Recurring revenues from recurring revenue customers accounted for 95% and 94% of our total revenues for the three months ended September 30, 2020 and 2019, respectively. We anticipate that the number of recurring revenue customers and wallet share will increase as we increase the number of solutions we offer and increase the penetration of those solutions across our customer base.

Cost of Revenues. The increase in cost of revenues for the three months ended September 30, 2020 was primarily due to increased headcount which resulted in an increase of $1.4 million in personnel-related costs, driven by increased salaries and benefits and increased contract labor and an increase of $0.2 million in stock-based compensation expense. Additionally, a $0.4 million increase in depreciation expense pertaining to continued investment in infrastructure to support our platform contributed to the increase in cost of revenue, partially offset by a $0.3 million decrease in network costs.

Sales and Marketing Expenses. The increase in sales and marketing expense for the three months ended September 30, 2020 was primarily due to an increase of $0.9 million in variable compensation earned by sales personnel and referral partners. Additionally, increased headcount led to increased personnel-related costs of $0.5 million, primarily driven by increased salaries and benefits, and increases of $0.4 million in promotional expenses and $0.3 million in stock-based compensation expense.

Research and Development Expenses. The increase in research and development expense for the three months ended September 30, 2020 was primarily due to an increase in stock-based compensation expense of $0.3 million.

General and Administrative Expenses. The increase in general and administrative expense for the three months ended September 30, 2020 was driven by an increase in stock-based compensation expense of $0.9 million and an increase of $0.4 million of charitable donations, partially offset by a decrease of $0.5 million in total consulting and contract labor expenses. Additionally, as a result of continued business growth, bad debt expense increased $0.3 million, compared to the same period in 2019.

SPS COMMERCE, INC.	22	Form 10-Q for the quarterly period ended September 30, 2020

Other Income (Expense). The decrease in other income (expense) for the three months ended September 30, 2020 was due primarily to the decrease in income from investments.

Income Tax Expense. The increase in income tax expense for the three months ended September 30, 2020 was primarily due to the increase in pre-tax income and a change in the estimated R&D tax credit in 2020, partially offset by discrete tax benefits. Excess tax benefits generated upon the settlement or exercise of stock awards are recognized as a reduction to income tax expense and, as a result, we expect that our annual effective income tax rate will fluctuate.

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

	Three Months Ended
	September 30,
(In thousands)	2020	2019
Net income	$11,407	$8,941
Depreciation and amortization of property and equipment	3,198	2,819
Amortization of intangible assets	1,333	1,327
Investment income, net	(107)	(843)
Income tax expense	2,970	2,692
Stock-based compensation expense	4,893	3,147
Realized gain from foreign currency on cash and investments held	(559)	—
Other	103	(22)
Adjusted EBITDA	$23,238	$18,061

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

	Three Months Ended
	September 30,
(In thousands, except per share amounts)	2020	2019
Net income	$11,407	$8,941
Stock-based compensation expense	4,893	3,147
Amortization of intangible assets	1,333	1,327
Realized gain from foreign currency on cash and investments held	(559)	—
Other	103	(22)
Income tax effects of adjustments	(2,929)	(1,606)
Non-GAAP income	$14,248	$11,787
Shares used to compute non-GAAP income per share
Basic	35,295	35,015
Diluted	36,366	35,932
Non-GAAP income per share
Basic	$0.40	$0.34
Diluted	$0.39	$0.33

SPS COMMERCE, INC.	23	Form 10-Q for the quarterly period ended September 30, 2020

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

The following table presents our results of operations for the periods indicated:

	Nine Months Ended September 30,
	2020		2019		Change
(Dollars in thousands)		% of revenue		% of revenue	$	%
Revenues	$229,322	100.0%	$206,391	100.0%	$22,931	11.1%
Cost of revenues	72,915	31.8	68,330	33.1	4,585	6.7
Gross profit	156,407	68.2	138,061	66.9	18,346	13.3
Operating expenses
Sales and marketing	56,143	24.5	52,404	25.4	3,739	7.1
Research and development	23,087	10.0	20,444	9.9	2,643	12.9
General and administrative	36,591	16.0	33,674	16.3	2,917	8.7
Amortization of intangible assets	3,985	1.7	3,897	1.9	88	2.3
Total operating expenses	119,806	52.2	110,419	53.5	9,387	8.501
Income from operations	36,601	16.0	27,642	13.4	8,959	32.4
Other income (expense)
Interest income, net	982	0.4	2,233	1.1	(1,251)	(56.0)
Other income, net	308	0.1	28	—	280	1,000.0
Change in earn-out liability	(72)	—	366	0.2	(438)	(119.7)
Total other income, net	1,218	0.5	2,627	1.3	(1,409)	(53.6)
Income before income taxes	37,819	16.5	30,269	14.7	7,550	24.9
Income tax expense	5,703	2.5	5,719	2.8	(16)	(0.3)
Net income	$32,116	14.0%	$24,550	11.9%	$7,566	30.8%

Revenues. The increase in revenues resulted from two primary factors: the increase in recurring revenue customers and an increase in annualized average recurring revenues per recurring revenue customer, which we also refer to as wallet share.

•	The number of recurring revenue customers increased 5% to 32,025 at September 30, 2020 from 30,551 at September 30, 2019.
•

Wallet share increased 7% to $9,191 for the nine months ended September 30, 2020 from $8,622 for the same period in 2019. The increase was primarily attributable to increased usage of our solutions by our recurring revenue customers.

Recurring revenues from recurring revenue customers accounted for 94% of our total revenues for the nine months ended September 30, 2020 and 2019. We anticipate that the number of recurring revenue customers and wallet share will increase as we increase the number of solutions we offer and increase the penetration of those solutions across our customer base.

Cost of Revenues. The increase in cost of revenues for the nine months ended September 30, 2020 was primarily due to increased headcount which resulted in an increase of $3.0 million in personnel-related costs, driven by increased salaries and benefits and increased contract labor, and increases of $0.7 million in stock-based compensation expense and $0.5 million in software subscriptions. Additionally, a $1.1 million increase in depreciation expense pertaining to continued investment in infrastructure to  support our platform contributed to the increase in cost of revenues, partially offset by a $0.7 million decrease in direct network expense.

Sales and Marketing Expenses. The increase in sales and marketing expense for the nine months ended September 30, 2020 was primarily due to increased headcount which resulted in an increase of $1.8 million in personnel-related costs, driven by increased salaries and benefits, and increases of $0.7 million in stock-based compensation expense, $0.3 million in variable compensation earned by sales personnel and referral partners, $0.4 million in promotional expense, and $0.3 million in software subscriptions.

Research and Development Expenses. The increase in research and development expense for the nine months ended September 30, 2020 was primarily due to increased headcount which resulted in an increase in personnel costs of $0.9 million and increases in stock-based compensation expense of $1.0 million, occupancy expense of $0.4 million, and depreciation expense of $0.2 million.

General and Administrative Expenses. The increase in general and administrative expense for the nine months ended September 30, 2020 was driven by an increase of $1.8 million in bad debt expense due to continued business growth. Additionally, increases of $1.0 million in charitable donations and $0.5 in stock-based compensation expenses led to the overall increase, partially offset by a decrease of $0.5 million in personnel-related costs.

SPS COMMERCE, INC.	24	Form 10-Q for the quarterly period ended September 30, 2020

Other Income (Expense). The decrease in other income (expense) for the nine months ended September 30, 2020 was due primarily to the decrease in investment income.

Income Tax Expense. The relatively consistent income tax expense for the nine months ended September 30, 2020 was due to the increase in pre-tax income and a change in the estimated R&D tax credit in 2020, partially offset by discrete tax benefits. Excess tax benefits generated upon the settlement or exercise of stock awards are recognized as a reduction to income tax expense and, as a result, we expect that our annual effective income tax rate will fluctuate.

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

	Nine Months Ended
	September 30,
	2020	2019
Net income	$32,116	$24,550
Depreciation and amortization of property and equipment	9,474	8,143
Amortization of intangible assets	3,985	3,897
Investment income, net	(1,079)	(2,233)
Income tax expense	5,703	5,719
Stock-based compensation expense	14,246	11,316
Realized gain from foreign currency on cash and investments held	(686)	—
Other	257	(483)
Adjusted EBITDA	$64,016	$50,909

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

	Nine Months Ended
	September 30,
	2020	2019
Net income	$32,116	$24,550
Stock-based compensation expense	14,246	11,316
Amortization of intangible assets	3,985	3,897
Realized gain from foreign currency on cash and investments held	(686)	—
Other	257	(483)
Income tax effects of adjustments	(8,841)	(5,972)
Non-GAAP income	$41,077	$33,308
Shares used to compute non-GAAP income per share
Basic	35,133	34,966
Diluted	36,137	35,952
Non-GAAP income per share
Basic	$1.17	$0.95
Diluted	$1.14	$0.93

SPS COMMERCE, INC.	25	Form 10-Q for the quarterly period ended September 30, 2020

Liquidity and Capital Resources

At September 30, 2020, our principal sources of liquidity were cash, cash equivalents, certificates of deposit, and short-term investments of $261.2 million and accounts receivable, net of provision for credit losses of $30.3 million. Certificates of deposit and marketable securities are invested in accordance with our investment policy, with a goal of maintaining liquidity and capital preservation. Our cash equivalents and marketable securities are held in highly liquid money market funds, commercial paper, federal agency securities, and corporate debt securities.

The below table summarizes the activity within the condensed consolidated statements of cash flows:

	Nine Months Ended
	September 30,
(In thousands)	2020	2019
Net cash provided by operating activities	$65,529	$50,960
Net cash used in investing activities	(31,975)	(26,629)
Net cash used in financing activities	$(3,850)	$(8,538)

Net Cash Flows from Operating Activities

The increase in operating cash flows was primarily driven by continued business growth, which resulted in increased net income and decreased deferred tax assets, as well as increased depreciation, provisions for credit losses, and stock-based compensation.

Net Cash Flows used in Investing Activities

The increase in net cash used in investing activities was primarily due to an increase of net purchases of investments, partially offset by cash used for an acquisition in 2019. Additionally, the increase was due to increased capital expenditures, based on our business growth and continued investment in our technology.

Net Cash Flows used in Financing Activities

The decrease in net cash used in financing activities was primarily due to the increase in net proceeds from stock option exercises, partially offset by increases in cash used for share repurchases and an earn-out payment.

Effect of Foreign Currency Exchange Rate Changes

Our results of operations and cash flows were not materially affected by fluctuations in foreign currency exchange rates. We maintain 4% of our total cash and cash equivalents outside of the U.S. in foreign currencies, primarily in Australian and Canadian dollars. We believe that a significant change in foreign currency exchange rates or an inability to access these funds would not materially affect our ability to meet our operational needs.

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

SPS COMMERCE, INC.	26	Form 10-Q for the quarterly period ended September 30, 2020

Inflation and changing prices did not have a material effect on our business during the nine months ended September 30, 2020 and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt.  Additionally, we are not a party to any derivative contracts or synthetic leases.

Contractual and Commercial Commitment Summary

Our contractual obligations and commercial commitments as of September 30, 2020 are summarized below:

	Payments Due By Period (in thousands)
	Less Than			More Than
Contractual Obligations	1 Year	1-3 Years	3-5 Years	5 Years	Total
Operating lease obligations, including imputed interest	$5,142	$10,429	$7,438	$—	$23,009
Purchase commitment	5,100	9,300	—	—	14,400
Total	$10,242	$19,729	$7,438	$—	$37,409

SPS COMMERCE, INC.	27	Form 10-Q for the quarterly period ended September 30, 2020

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

We did not have any outstanding debt as of September 30, 2020. Therefore, we do not have any material risk to interest rate fluctuations.

Foreign Currency Exchange Risk

We have revenue, expenses, assets and liabilities that are denominated in currencies other than the U.S. dollar, primarily the Australian dollar and Canadian dollar. As of September 30, 2020, we maintained 4% of our total cash and cash equivalents outside of the U.S. in foreign currencies. We believe that a hypothetical 10% change in foreign currency exchange rates or an inability to access foreign funds would not materially affect our ability to meet our operational needs or result in a material foreign currency loss. As we expand internationally, our results of operations and cash flows may be impacted by changes in foreign currency exchange rates and would be adversely impacted when the U.S. dollar appreciates relative to other foreign currencies. We have not used any forward contracts or currency borrowings to hedge our exposure to foreign currency exchange risk, although we may do so in the future.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting

For the year ended December 31, 2019, management’s assessment of internal control over financial reporting excluded the internal control of the MAPADOC business, an operating unit of SWK Technologies, Inc., which was acquired on August 26, 2019. Our assessment of the effectiveness of internal control over financial reporting as of September 30, 2020 included MAPADOC.

There were no other changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SPS COMMERCE, INC.	28	Form 10-Q for the quarterly period ended September 30, 2020

PART II. – OTHER INFORMATION

Item 1.	Legal Proceedings

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

The extent to which the COVID-19 outbreak and measures taken in response thereto impact our business, results of operations and financial condition will depend on on-going and future developments and outcomes, which are highly uncertain and cannot be predicted.

Our business and financial results may be adversely impacted by health epidemics, pandemics and similar outbreaks. The recent and rapidly spreading COVID-19 pandemic could have adverse impacts on our business, including causing significant volatility in demand for our services due to disruption and downturns in our customers’ businesses and related supply chains, our customers’ ability to pay for our services when due or in full, disruptions to our third party technology providers, limitations on our employees' ability to work and travel, and significant changes in the economic or political conditions in markets in which we operate. Despite our efforts to manage these impacts, their ultimate impact also depends on factors beyond our knowledge or control, including the duration and severity of any such outbreak and actions taken to contain its spread and mitigate its public health effects. Any of these events could cause or amplify the risks and uncertainties set forth in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC, and could materially adversely affect our business, financial condition, results of operations and/or stock price.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Share Repurchases

Under a share repurchase program announced by our board of directors on November 2, 2019, from time to time we can repurchase up to a total of $50 million of our stock in the open market through November 2, 2021. We did not make any purchases in the third quarter of 2020. At September 30, 2020, we had approximately $31.1 million remaining for shares that can be repurchased under the plan.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Not Applicable.

SPS COMMERCE, INC.	29	Form 10-Q for the quarterly period ended September 30, 2020

Item 6.	Exhibits

Number	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K (File No. 001-34702) filed with the SEC on May 21, 2020).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 001-34702) filed with the SEC on October 17, 2017).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T (filed herewith). The XBRL instance document does not appear in the Interactive Data File because its tags are embedded within the Inline XBRL document.

104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL.

SPS COMMERCE, INC.	30	Form 10-Q for the quarterly period ended September 30, 2020

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 28, 2020	SPS COMMERCE, INC.

/s/ KIMBERLY K. NELSON
Kimberly K. Nelson
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

SPS COMMERCE, INC.	31	Form 10-Q for the quarterly period ended September 30, 2020