Form 10-K
period 2020-12-31
SPS COMMERCE INC
filed 2021-02-23
CIK 1092699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of the registrant’s common stock held by non-affiliates of the registrant (based upon the split adjusted closing sale price of $75.12 per share on the Nasdaq Global Market on such date) was approximately $2.6 billion.

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of February 10, 2021 was 35,583,977 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 2021 (the “2021 Proxy Statement”), which is expected to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III of this Annual Report on Form 10-K.

SPS COMMERCE, INC.

ANNUAL REPORT ON FORM 10-K

Unless the context otherwise requires, for purposes of the Annual Report on Form 10-K, the words “we,” “us,” “our,” the “Company,” “SPS,” and “SPS Commerce” refer to SPS Commerce, Inc.

SPS COMMERCE, INC.	2	Form 10-K for the Annual Period ended December 31, 2020

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward looking statements regarding us, our business prospects and our results of operations are subject to certain risks and uncertainties posed by many factors and events, many of which may be amplified by the coronavirus (COVID-19) pandemic, that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “assumes,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Similarly, statements that describe our future plans, objectives or goals are also forward-looking. Forward-looking statements may also be made from time to time in oral presentations, including telephone conferences and/or webcasts open to the public. Shareholders, potential investors, and others are cautioned that all forward-looking statements involve risks and uncertainties that could cause results in future periods to differ materially from those anticipated by some of the statements made in this report, including the risks and uncertainties described under the heading “Risk Factors” including the updates in this Annual Report on Form 10-K for the year ended December 31, 2020, as may be updated in our subsequent Quarterly Reports on Form 10-Q from time to time. We expressly disclaim any intent or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission (“SEC”) that advise interested parties of the risks and factors that may affect our business.

SPS COMMERCE, INC.	3	Form 10-K for the Annual Period ended December 31, 2020

PART I

Item 1.	Business

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

As of December 31, 2020, we had approximately 33,000 customers with contracts to pay us monthly fees, which we refer to as recurring revenue customers. We have also generated revenues by providing our cloud-based supply chain management services to an additional 62,000 organizations that, together with our recurring revenue customers, we refer to as our customers. Once connected to the SPS Commerce cloud-based Platform, our customers often require integrations to new organizations that represent an expansion of our cloud-based Platform and new sources of revenues for us.

For the years ended December 31, 2020, 2019, and 2018, we generated revenues of $312.6 million, $279.1 million, and $248.2 million, respectively. Our quarter ended December 31, 2020 represented our 80th consecutive quarter of increased revenues. Recurring revenues from recurring revenue customers accounted for 94%, 94% and 93% of our total revenues for the years ended December 31, 2020, 2019, and 2018, respectively. Our revenues are not concentrated with any customer, as our largest customer represented less than 1% of total revenues for the years ended December 31, 2020, 2019, and 2018.

Our Solutions

SPS Commerce operates one of the largest retail trading partner networks in the world through cloud-based services that improve the way retailers, suppliers, grocers, distributors, and logistics firms manage and fulfill orders, administer sell-through performance, and source new items. Approximately 95,000 customers across approximately 80 countries are using SPS Commerce solutions to expand and optimize the performance of their trading relationships.

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

SPS COMMERCE, INC.	4	Form 10-K for the Annual Period ended December 31, 2020

The following services are enabled through the SPS Commerce cloud-based Platform:

•

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

•

Other Solutions. We provide several peripheral solutions, such as our assortment solution (which enables accurate order management and rapid fulfillment) and our community solution (which accelerates vendor onboarding and ensures trading partner adoption of new supply chain requirements).

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

Direct Marketing. We employ various marketing strategies. Our marketing program include a variety of lead generating activities including digital marketing, advertising, conferences and tradeshows, events, and public relations activities targeted at key decision makers within our prospective customers.

SPS COMMERCE, INC.	5	Form 10-K for the Annual Period ended December 31, 2020

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

Our Sales Force

We sell our solutions through a global sales force which is organized as follows:

•	Retailer Sales. We employ a team of sales representatives who focus on selling our cloud services suite to retailers and distributors.
•	Supplier Sales. We employ a team of supplier sales representatives focused on selling our cloud services suite to suppliers.
•	Other. We employ a team of sales representatives targeting a broad range of potential customer types such as those in logistics, distribution, ecommerce, and other areas.

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

•

Selectively Pursue Strategic Acquisitions. The fragmented nature of our market provides an opportunity for selective acquisitions. We plan to evaluate potential acquisitions based on the number of new customers, revenue, functionality, or geographic reach the acquisition would provide relative to the purchase price and our ability to integrate and operate the acquired business. In 2020, we acquired D Masons Software, LLC (“Data Masons”), a leading provider of electronic data interchange (“EDI”)

SPS COMMERCE, INC.	6	Form 10-K for the Annual Period ended December 31, 2020

solutions for the Microsoft Dynamics market. This acquisition further extended the power of our network.

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

Development

Our research and development efforts focus on maintaining, improving, and enhancing our existing solutions, as well as developing new solutions and applications. Our multi-tenant solutions serve all of our customers, which allows us to maintain relatively low research and development expenses and release software updates more frequently compared to traditional on-premise licensed software solutions that support multiple versions. Our development efforts take place at our U.S. locations in Minnesota and New Jersey, as well as in Melbourne, Australia; Toronto, Canada; and Kyiv, Ukraine.

Operations

We operate our infrastructure in third-party data centers located in Minnesota, New Jersey, Texas, Florida, and Melbourne, Australia, as well as provisioned services in cloud providers. In most cases, infrastructure and services are managed by us.

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

Our Customers

As of December 31, 2020, we had approximately 33,000 recurring revenue customers and approximately 95,000 total customers. Our primary source of revenue is from small- to mid-sized suppliers. We also generate revenues from other members of the supply chain ecosystem, including retailers, distributors, third-party logistics providers, and other trading partners. Our revenues are not concentrated with any customer, as our largest customer represented less than 1% of total revenues for the years ended December 31, 2020, 2019, and 2018.

SPS COMMERCE, INC.	7	Form 10-K for the Annual Period ended December 31, 2020

Competition

Vendors in the supply chain management industry offer solutions through three delivery methods: traditional on-premise software, cloud-based managed services, and cloud-based full-service solutions.

The market for cloud-based supply chain management solutions is fragmented and rapidly evolving. Cloud service vendors compete directly with each other based mainly on the following:

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

Cloud service vendors also compete with traditional on-premise software companies. Traditional on-premise software companies focused on supply chain integration management include IBM Sterling Commerce and OpenText. These companies offer a “do-it-yourself” method in which customers purchase, install, and manage specialized software, hardware, and value-added networks for their supply chain integration needs. This method requires customers to invest in staff to operate and maintain the software. Traditional on-premise software companies use a single-tenant approach in which information maps to retailers are built for and used by one supplier, as compared to cloud service solutions that allow multiple customers to share information maps with a retailer.

Managed service providers focused on the supply chain management market include IBM Sterling Commerce, OpenText, TrueCommerce/B2B Gateway, DiCentral, and many other small providers. These companies offer a cloud-based solution in which they develop and maintain the core technology, while the customer’s internal staff is responsible for the day-to-day customization, optimization, and operations of the technology.

In contrast, full-service providers, including SPS Commerce, offer cloud-based solutions that customize, optimize, and operate the technology. This approach offloads the time-intensive process of managing these solutions, which is not a core competency for most businesses.

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

Intellectual Property and Proprietary Content

SPS Commerce relies on a combination of copyright, trademark, and trade secret laws as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand. We enter

SPS COMMERCE, INC.	8	Form 10-K for the Annual Period ended December 31, 2020

into confidentiality and proprietary rights agreements with our employees, consultants and additional third parties, and control access to software, documentation, and other proprietary information. We have registered trademarks and pending trademark applications in the U.S. and certain foreign countries.

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

Human Capital

As of December 31, 2020, we had 1,572 employees, including 737 in cost of revenues based functional areas, 417 in sales and marketing, 281 in research and development and 137 in general and administrative functions. We also employ independent contractors to support our operations. None of our employees are represented by a labor union.

We believe our employees have and will continue to be a primary reason for our growth and success. We offer competitive benefits as well as training, development, review, and feedback programs to develop employees’ expertise and skillsets, as well as strive to provide a safe, harassment-free work environment guided by principles of fair and equal treatment and prioritize employee engagement. As a result, we believe our employees are committed to building strong, innovative, and long-term relationships with each other and our organization in order to succeed together and with our customers. We offer our employees pay and benefits packages, which we believe are competitive with others throughout our industry, as well as within the local markets in which we operate, and aligns individual performance with our success. The health of our employees is also very important to us. In response to the threats of the COVID-19 pandemic, we have, where possible, offered remote work flexibility beginning in March 2020 which has continued through December 2020, without significant impacts to productivity.

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

SPS Commerce, Inc.

Attention: Investor Relations

333 South Seventh Street

Suite 1000

Minneapolis, MN 55402

SPS COMMERCE, INC.	9	Form 10-K for the Annual Period ended December 31, 2020

Information About our Executive Officers

Set forth below are the names, ages and titles of the persons serving as our executive officers.

Name	Age	Position
Archie C. Black	58	Chief Executive Officer and President
Kimberly K. Nelson	53	Executive Vice President and Chief Financial Officer
James J. Frome	56	Executive Vice President and Chief Operating Officer

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

SPS COMMERCE, INC.	10	Form 10-K for the Annual Period ended December 31, 2020

Item 1A.	Risk Factors

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

Our Business

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

Our revenues depend significantly on general economic conditions and the sustainability and health of retailers. Economic weakness and constrained retail spending may result in slower growth, or reductions, in revenues and gross profits in the future. We have experienced, and may experience in the future, reduced spending

SPS COMMERCE, INC.	11	Form 10-K for the Annual Period ended December 31, 2020

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

We have experienced a period of rapid growth in our headcount and operations. To the extent that we are able to sustain such growth, it might place a significant strain on our management, administrative, operational and financial resources, and infrastructure. Our success will depend in part upon the ability of our senior management to manage this growth effectively. To do so, we must continue to hire, train, and manage new employees as needed. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. If we fail to successfully manage our growth, we will be unable to execute our business plan as expected.

If we fail to attract, retain, and train members of our senior management team, including our Chief Executive Officer and other key personnel, our business plan would be impacted, and we might not be able to implement our plan successfully.

Given the complex nature of the cloud-based technology through which our business operates and the speed with which such technology advances, our future success is dependent, in large part, upon our ability to attract, retain and train highly qualified executive, managerial, engineering and sales personnel. Competition for talented personnel is intense, and we cannot be certain that we can retain our key personnel or that we can attract, assimilate, or retain such personnel in the future. Additionally, the loss of any key or a significant number of personnel in our engineering, project management, or sales teams might significantly delay or prevent the achievement of our business objectives and could materially harm our business, customer relationships, results of operations and financial condition.

The market for cloud-based supply chain management solutions is at a relatively early stage of development. If this market does not develop or develops more slowly than we expect, our revenues may decline or fail to grow and we may incur operating losses.

We derive, and expect to continue to derive, substantially all of our revenues from providing cloud-based supply chain management solutions to suppliers, retailers, distributors, and logistics firms. The market for these solutions is in a relatively early stage of development, and it is uncertain whether these solutions will achieve and sustain high levels of demand and market acceptance. Our success will depend on the willingness of retailers and their trading partners to accept our solutions as an alternative to traditional licensed hardware and software solutions.

Some suppliers, retailers, distributors, or logistics firms may be reluctant or unwilling to use our cloud-based solutions for a number of reasons, including their potential significant initial investment to replace existing investments in supply chain management hardware and licensed software and perceived loss of control over user data with a cloud-based solution. Other factors that may limit market acceptance of our cloud-based supply chain management solutions include:

•	our ability to maintain high levels of customer satisfaction;
•	our ability to maintain continuity of service for all users of our cloud-based Platform;
SPS COMMERCE, INC.	12	Form 10-K for the Annual Period ended December 31, 2020

•	the price, performance, and availability of competing solutions; and
•	our ability to address suppliers’ confidentiality concerns about information stored within our cloud-based solutions.

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

Moreover, our industry is highly fragmented, and we believe it is likely that our existing competitors will continue to consolidate or will be acquired. In addition, some of our competitors may enter into new alliances with each other or may establish or strengthen cooperative relationships with systems integrators, third-party consulting firms or other parties. New entrants not currently considered to be competitors may also enter the market through acquisitions, partnerships, or strategic relationships. Any such consolidation, acquisition, alliance or cooperative relationship could lead to pricing pressure, loss of customers and our loss of market share and could result in a competitor with greater financial, technical, marketing, service and other resources, all of which could have a material adverse effect on our business, operating results and financial condition. Increased competition could reduce our market share, revenues, and operating margins, increase our costs of operations, and otherwise adversely affect our business.

To remain competitive, we will need to invest continuously in software development, marketing, customer service and support, product delivery and other cloud-based Platform infrastructure. However, we cannot assure you that new or established competitors will not offer solutions that are superior to or lower in price than ours or both. We may not have sufficient resources to continue the investments in all areas of software development, marketing, customer service and support and infrastructure needed to maintain our competitive position which may diminish our market share and business prospects.

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

Our growth plans include evaluations of potential acquisitions of other companies or their businesses. If such evaluations lead to completed acquisitions, we face many risks commonly encountered with growth through acquisitions. These risks include:

•	incurring significantly higher than anticipated capital expenditures and operating expenses;
•	failing to assimilate the operations, customers, and personnel of the acquired company or business;
•	disrupting our ongoing business;
•	dissipating or distracting our management resources;
•	dilution to existing stockholders from the issuance of equity securities;
•	liabilities or other problems associated with the acquired business;
SPS COMMERCE, INC.	13	Form 10-K for the Annual Period ended December 31, 2020

•	becoming subject to adverse tax consequences, substantial depreciation, or deferred compensation charges;
•	improper compliance with laws and regulations and exposure to other contingent liabilities;
•	failing to maintain uniform standards, controls, and policies; and
•	impairing relationships with employees and customers as a result of changes in management.

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

Because our long-term success depends, in part, on our ability to expand the sales of our solutions to customers located outside of the United States and expand operations to support such expansion, our business will be susceptible to risks associated with international operations.

Our limited experience in operating our business outside of the United States increases the risk that our current and any future international expansion efforts will not be successful. Expanding international sales and operations subjects us to new risks that, generally, we have not faced in the U.S., including:

•	misjudging the markets and competitive landscape of foreign jurisdictions;
•	fluctuations in currency exchange rates;
•	unexpected changes in foreign regulatory requirements;
•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;
•	difficulties in managing and staffing international operations;
•	differing technology standards;
•	potentially adverse tax consequences, including the complexities of foreign value added tax systems and restrictions on the repatriation of earnings;
•	localization of our solutions, including translation into foreign languages and associated expenses;
•	the burdens of complying with a wide variety of foreign laws and different legal standards, including laws and regulations related to privacy;
•	increased financial accounting and reporting burdens and complexities;
•	political, social, and economic instability abroad, terrorist attacks and security concerns in general;
•	greater potential for corruption and bribery; and
•	reduced or varied protection for intellectual property rights in some countries.

The occurrence of any one of these risks could negatively affect our international business and, consequently, our results of operations generally. Additionally, operating in international markets also requires significant management attention and financial resources. We cannot be certain that the investment and additional resources required in establishing, acquiring, or integrating operations in other countries will produce desired levels of revenues or profitability.

SPS COMMERCE, INC.	14	Form 10-K for the Annual Period ended December 31, 2020

In addition, we operate in parts of the world, such as Ukraine, that are recognized as having governmental corruption problems and where local customs and practices may not foster strict compliance with anti-corruption laws. Our continued operation and potential expansion outside the U.S. could increase the risk of such violations in the future. Despite our training and compliance programs, we cannot assure you that our internal control policies and procedures will protect us from unauthorized, reckless, or criminal acts committed by our employees or agents, including by third parties we utilize in foreign jurisdictions. In the event that we believe, or have reason to believe, that our employees or agents have or may have violated applicable anti-corruption laws, including the U.S. Foreign Corrupt Practices Act, we may be required to investigate or have outside counsel investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. Violations of these laws may result in severe civil and criminal sanctions and penalties, which could disrupt our business and have a material adverse effect on our reputation, results of operations or financial condition.

Any unrest, military activities, or sanctions impacting our international operations, should they occur, could disrupt operations, and have a material adverse effect on our business. Any such disruption to our operations may be prolonged and require a transition to alternative workforce locations. An alternative workforce location may be more expensive to train, staff, and operate and may cause delays and shortfalls in programming deliverables and services, thus potentially harming our business.

Products and Service Offerings

Any new solutions and changes to existing solutions we pursue could fail to attract or retain customers or generate expected revenues.

Our ability to retain, increase and engage our customers and to increase our revenues depends heavily on our ability to identify, develop, and launch successful new solutions. We may introduce significant changes to our existing solutions or develop and introduce new and unproven solutions which include or use technologies with which we have little or no prior development or operating experience. If new or enhanced solutions fail to garner expected customer demand in a timely manner or at all, we may fail to generate sufficient revenues, operating margin, or other value to justify our investments and our business may be adversely affected.

Our business is dependent on our ability to maintain and scale our technical infrastructure, and any failure to effectively maintain or scale such infrastructure could damage our reputation, result in a potential loss of revenue, and adversely affect our financial results.

Our reputation and ability to attract, retain and serve our customers is dependent upon the reliable performance of our cloud-based Platform and our underlying technical infrastructure and cloud providers. As our user base and the amount and types of information shared on our cloud-based Platform continue to grow, we will need an increasing amount of technical infrastructure, including network capacity and computing power, to continue to satisfy the needs of our users. It is possible that we or our cloud providers may fail to effectively maintain and scale our technical infrastructure to accommodate these increased demands. Any failure to effectively maintain and grow our technical infrastructure could result in interruptions or delays in service which may damage our reputation, result in a potential loss of customers, and adversely affect our financial results.

Our inability to adapt to rapid technological change could impair our ability to remain competitive.

The industry in which we compete is characterized by rapid technological change, frequent introductions of new products and evolving industry standards. Existing products can become obsolete and unmarketable when vendors introduce products utilizing new technologies or new industry standards emerge, and as a result, it is difficult for us to predict the life cycles of our products. Our ability to attract new customers and increase revenues from customers will depend in significant part on our ability to anticipate technological changes, and the corresponding impact on customer needs, evolving requirements, and future industry standards, and to continue to enhance our existing solutions or introduce or acquire new solutions to keep pace with such technological developments. The success of our enhanced or new solutions depend on several factors, including the timely completion, introduction and market acceptance of the enhancement or solution. Any new solution we develop or acquire might not be introduced in a timely or cost-effective manner and might not achieve the broad market acceptance necessary to generate expected revenues. If any of our competitors or new market entrants implement new technologies or upgrades to existing technologies before we are able to implement them, they may be able to

SPS COMMERCE, INC.	15	Form 10-K for the Annual Period ended December 31, 2020

provide more effective solutions than ours at lower prices. Any delay or failure in the introduction of new or enhanced solutions could adversely affect our business, results of operations and financial condition.

We rely on third party infrastructure, software and services that could take a significant time, and involve a complex transition, to replace or upgrade.

We rely on infrastructure, software and services licensed from third parties to offer our cloud-based supply chain management solutions. This infrastructure, software, and services, as well as related maintenance and updates, may not continue to be available to us on commercially reasonable terms, or at all. If we lose the right to use or upgrade any of these licenses, our customers could experience delays or be unable to access our solutions until we can obtain and integrate equivalent technology. There might not always be commercially reasonable alternatives to the third-party infrastructure, software, and services that we currently license. Any such alternatives could be more difficult or costly to replace than what we currently license, and integration of the alternatives into our cloud-based Platform could require significant work and resources and delays. Any delays or failures associated with our cloud-based Platform could injure our reputation with current and potential customers and have an adverse effect on our business.

Interruptions or delays from third-party data centers or to the telecommunications infrastructure we use or rely on could impair the delivery of our solutions and our business could suffer.

We use third-party data centers, located in the U.S. and internationally, as well as provision services from cloud providers, to conduct our operations. Our ability to deliver our services depends on the development and maintenance of telecommunications infrastructure by third parties. This includes maintenance of a reliable network backbone with the necessary speed, data capacity, bandwidth capacity, and security. Our operations depend on the protection of the equipment and information we store in these third-party centers, or utilize from third-party providers, against damage or service interruptions that may be caused by fire, flood, severe storm, power loss, telecommunications failures, natural disasters, war, criminal act, military action, terrorist attack, financial failure of the service provider, and other events beyond our control. In addition, third party malfeasance, such as intentional misconduct by computer hackers, unauthorized intrusions, computer viruses, ransomware, or denial of service attacks, may also cause substantial service disruptions. A prolonged service disruption affecting our solutions could damage our reputation with potential customers, cause us to lose existing customers, expose us to liability, or otherwise adversely affect our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the data centers or infrastructure we use or rely on, including the additional expense of transitioning to substitute facilities or service providers.

A failure to protect the integrity and security of our customers’ information and prevent cyber-attacks, could materially damage our reputation, expose us to claims and litigation, and lead to service disruptions and harm our business. Additionally, the growing costs to avoid or reduce the risks of such a failure could adversely affect our results of operations.

As demonstrated by the frequency and sophistication of material and high-profile data security breaches within the retail industry, computer malware, viruses, computer hacking, phishing attacks, spamming, ransomware, and other electronic threats have become more prevalent in our industry. Given the interconnected nature of the retail supply chain, our significant presence in the retail industry, and the occurrence of cyber-attacks on our system in the past, we believe that we are a particularly attractive target for such attacks.

Our business involves the collection and use of confidential information of our customers and their trading partners which sometimes requires our direct access to our customers’ information systems. Our security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers via cyber-attacks, employee error, malfeasance, system errors or vulnerabilities, including vulnerabilities of our third-party vendors, customers, or otherwise and result in someone obtaining unauthorized access to our customers’ information and information systems. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as usernames, passwords, or other information in order to gain access to our customers’ data or our data or IT systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Malicious third parties may also conduct attacks designed to temporarily deny customers access to our services.

SPS COMMERCE, INC.	16	Form 10-K for the Annual Period ended December 31, 2020

Any failure to maintain performance, reliability, security and availability of our cloud-based Platform and solutions to the satisfaction of our customers, or any unauthorized access to our customers’ information or systems is caused by our solutions or cloud-based Platform, may cause service disruptions, harm our reputation, impair our ability to retain existing customers and attract new customers and expose us to legal claims and government action, each of which could have a material adverse impact on our financial condition, results of operations and growth prospects. Although we are allocating more resources to address cyber threats and safeguard our solutions and services, we cannot assure you that these efforts to protect this confidential information and authorized access to such information systems will be successful. In addition, because of the critical nature of information security and system access, any actual or perceived failure of our security measures could cause existing or potential customers not to use our solutions and harm our reputation.

Businesses in the retail industry have experienced material sales declines after discovering data security breaches, and our business could be similarly impacted in the event of a breach or other cyber incident. Furthermore, many U.S. states and international jurisdictions have enacted laws requiring companies to notify consumers of data security breaches involving their personal data. These mandatory disclosures regarding a data security breach often lead to widespread negative publicity, which may cause our customers to lose confidence in our solutions and the effectiveness of our data security measures.

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

If open source, or other no-cost products and services, expand into enterprise application and supply chain software or solutions, our prices, revenues, and operating results may decline.

The open source community is comprised of many different formal and informal groups of software developers and individuals who have created a wide variety of software and have made that software available for use, distribution, and modification, often free of charge. If developers contribute effective and scalable enterprise and supply chain application software to the open source community, or if competitors make such software or service available at no cost, we may need to lower our product pricing and alter our distribution strategy to compete successfully, and our revenues and operating results may decline as a result.

SPS COMMERCE, INC.	17	Form 10-K for the Annual Period ended December 31, 2020

The use of open source software in our products may expose us to additional risks and harm our intellectual property.

Some of our products use or incorporate software that is subject to one or more open source licenses. Open source software is typically licensed under terms that require making the software freely accessible, usable, and modifiable. Failure to comply with these licenses may subject us to onerous requirements, such as offering our solutions that incorporate the open source software for no cost or making the source code we create based upon, incorporating, or using the open source software available for modifications or derivative works. If an author or third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our services that contained the open source software and required to comply with the foregoing conditions, which could disrupt the distribution and sale of some of our services.

While we monitor the use of a majority of open source software in our products, processes and technology and work to ensure that open source software is not used in such a way as to require us to disclose the source code to the related product or solution, such use could inadvertently occur. Additionally, if a third-party software provider has incorporated certain types of open source software into software we license from such third party for our products and solutions, we could, under certain circumstances, be required to disclose the source code to our products and solutions. This could harm our intellectual property position and have a material adverse effect on our business, results of operations and financial condition.

If we fail to protect our intellectual property and proprietary rights adequately, our business could suffer material adverse effects.

We believe that proprietary technology is essential to establishing and maintaining our leadership position. We seek to protect our intellectual property through trade secrets, copyrights, confidentiality, non-compete and nondisclosure agreements, license agreements, trademarks, domain names and other measures, some of which afford only limited protection. We do not have any issued patents or registered copyrights. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or reverse engineer aspects of our technology or to obtain and use information that we regard as proprietary. We cannot assure you that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar or superior technology or design around our intellectual property. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the U.S. Intellectual property protections may also be unavailable, limited or difficult to enforce in some countries, which could make it easier for competitors to capture market share. Our failure to protect adequately our intellectual property and proprietary rights could adversely affect our business, financial condition, and results of operations.

In addition, if we resort to legal proceedings to enforce our intellectual property rights or to determine the validity and scope of the intellectual property or other proprietary rights of others, the proceedings could be burdensome and expensive, even if we were to prevail. Any such legal proceedings, including litigation, that are pursued in the future could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results, or financial condition, regardless of whether we prevail in such proceedings.

An assertion by a third party that we are infringing its intellectual property, whether or not correct, could subject us to costly and time-consuming litigation or expensive licenses and our business might be materially harmed.

The supply chain management industry and its enabling technologies are characterized by the existence of a large number of patents, copyrights, trademarks, and trade secrets and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. As we seek to extend our solutions, we could be constrained by the intellectual property rights of others.

SPS COMMERCE, INC.	18	Form 10-K for the Annual Period ended December 31, 2020

We might not prevail in any intellectual property infringement litigation given, among other reasons, the complex technical issues and inherent uncertainties in such litigation. Moreover, defending such claims, regardless of their merit, could be time-consuming and distracting to management, result in costly litigation or settlement, cause development delays, require us to enter into royalty or licensing agreements or require us to redesign our solutions to avoid infringement. If our solutions violate any third-party proprietary rights, we could be required to withdraw those solutions from the market, re-develop those solutions or seek to obtain licenses from third parties, which might not be available on reasonable terms or at all. Any efforts to re-develop our solutions, obtain licenses from third parties on favorable terms or license a substitute technology might be unsuccessful and, in any case, might substantially increase our costs and harm our business, financial condition and operating results. We also face risk of infringement or misappropriation claims if we hire an employee or contractor who possesses third party proprietary information and who decides to use such information in connection with our solutions, services, or business processes without such third party’s authorization. Regardless of the source of such misuse of third-party intellectual property, any resulting withdrawal of our solutions from the market might materially harm our business, financial condition, and operating results.

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

Regulation

Privacy concerns and laws, evolving regulation of cloud computing, cross-border data transfer restrictions and other domestic or foreign regulations may limit the use and adoption of our solutions and adversely affect our business.

Regulation related to the provision of services on the internet is increasing, as federal, state, and foreign governments continue to adopt new laws and regulations addressing data privacy and the collection, processing, storage and use of personal information. In some cases, foreign data privacy laws and regulations, such as the European Union’s General Data Protection Regulation, also governs the processing of personal information. Further, laws are increasingly aimed at the use of personal information for marketing purposes, such as the European Union’s e-Privacy Directive, and the country-specific regulations that implement that directive. Such laws and regulations are subject to differing interpretations and are inconsistent among jurisdictions. These and other requirements could reduce demand for our solutions or restrict our ability to store and process data or, in some cases, impact our ability to offer our services and solutions in certain locations.

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

The costs of compliance with and other burdens imposed by laws, regulations and standards are significant and may limit the use and adoption of our services and reduce overall demand for them, or lead to material fines, penalties, or liabilities for noncompliance.

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

As e-commerce continues to evolve, increasing regulation by federal, state, or foreign agencies becomes more likely. We are particularly sensitive to these risks because the internet is a critical component of our cloud-based

SPS COMMERCE, INC.	19	Form 10-K for the Annual Period ended December 31, 2020

business model. In addition, taxation of services provided over the internet or other charges imposed by government agencies or by private organizations for accessing the internet may adversely impact our business. Any regulation imposing greater fees for internet use or restricting information exchange over the internet could result in a deceleration or decline in the use of the internet and the viability of internet-based services, which could materially harm our business.

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

In some cases, industry-specific laws, regulations, or interpretive positions may also apply directly to us as a service provider. Any failure or perceived failure by us to comply with such requirements could have an adverse impact on our business.

Ownership of Our Common Stock

Our results of operations may fluctuate in the future, which could result in volatility in our stock price.

Our quarterly revenues and results of operations have varied in the past and may fluctuate in the future. Fluctuations in our results of operations may be due to a number of factors, including, but not limited to, those listed below and identified throughout this “Risk Factors” section:

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

Due to the foregoing factors, and other risks, including those identified in this “Risk Factors” section, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on these comparisons of our past results of operations as an indication of our future performance.

Our operating results in one or more future quarters may fluctuate, fall below the expectations of securities analysts and investors, or be less than any guidance we may provide to the market. If this occurs, the trading price of our common stock could decline significantly.

SPS COMMERCE, INC.	20	Form 10-K for the Annual Period ended December 31, 2020

Our stock price may be volatile.

Shares of our common stock were sold in our April 2010 initial public offering at a split adjusted price of $6.00 per share, and through December 31, 2020, our common stock has traded as high as a split adjusted price of $111.63 per share and as low as a split adjusted price of $4.23 per share. An active, liquid, and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	fluctuations in our guidance and quarterly financial results or the guidance or quarterly financial results of companies perceived to be similar to us;
•	fluctuations in our recorded revenue, even during periods of significant sales order activity;
•	fluctuations in stock market volume;
•	changes in estimates of our financial results or recommendations by securities analysts;
•	failure of any of our solutions to achieve or maintain market acceptance;
•	changes in market valuations of companies perceived to be similar to us;
•	success of competitive products or services;
•	changes in our capital structure, such as future issuances of securities or the incurrence of debt;
•	announcements by us or our competitors of significant solutions, contracts, acquisitions, or strategic alliances;
•	regulatory developments in the United States, foreign countries or both;
•	litigation involving our company, our general industry or both;
•	additions or departures of key personnel;
•	investors’ general perception of us; and
•	changes in general economic, industry and market conditions.

In addition, if the market for software or technology stocks or the stock market in general experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition, or results of operations. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to class action lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.

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

SPS COMMERCE, INC.	21	Form 10-K for the Annual Period ended December 31, 2020

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

General Risks

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

We may need to raise additional capital due to shortfalls in cash flow or for other reasons, and we may not be able to obtain debt or additional equity financing on favorable terms, if at all. If we raise additional equity financing, our security holders may experience significant dilution of their ownership interests and the value of shares of our common stock could decline. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, force us to maintain specified liquidity or other ratios or restrict our ability to pay dividends or make acquisitions. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

•	develop and enhance our solutions;
•	continue to expand our technology development, sales and marketing organizations;
•	acquire complementary technologies, products, or businesses;
•	hire, train and retain employees; or
•	respond to competitive pressures or unanticipated working capital requirements.

Our inability to do any of the foregoing could reduce our ability to compete successfully and adversely affect our results of operations.

SPS COMMERCE, INC.	22	Form 10-K for the Annual Period ended December 31, 2020

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

In addition, we are subject to audits of our income, sales, and other taxes by the Internal Revenue Service and other foreign and state tax authorities. Outcomes from these audits could have an adverse effect on our operating results and financial condition.

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

Our business operations and financial results may be adversely impacted by health epidemics, pandemics, and similar outbreaks. Despite our efforts to manage these impacts, their ultimate impact also depends on factors beyond our knowledge or control, including the duration and severity of any such outbreak and actions taken to contain its spread and mitigate its public health effects.

The recent and rapidly spreading COVID-19 pandemic could have adverse impacts on our business operations by limiting our employees' ability to work and travel, disrupting our third party technology providers, or causing internal operational workflow to change, among other potentially unforeseen circumstances given the unprecedented and rapidly evolving situation.

Additionally, the COVID-19 pandemic may continue to cause significant disruptions and changes in the economic or political conditions in markets in which we operate. This may cause significant volatility in demand for

SPS COMMERCE, INC.	23	Form 10-K for the Annual Period ended December 31, 2020

our services due to, among other adverse impacts, disruption and downturns in our customers’ businesses and related supply chains, an acceleration of existing customer bankruptcies, or our customers’ ability to pay for our services when due or in full. Although certain customers may have a reduced demand for our services, we also may see increased demand by certain customer segments, potentially offsetting reduced demand.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters, including our principal administrative, marketing, sales, technical support and research and development facilities, are located in Minneapolis, Minnesota. This location includes approximately 198,000 square feet of space and is under lease through April 2027. The lease was amended in 2020 with the previous term through April 2025. We also lease office space in or near Kyiv, Ukraine; Little Falls, New Jersey and Houston, Texas; Toronto, Canada; Melbourne and Sydney, Australia; and Beijing, Hong Kong, China, and Amsterdam, Netherlands. We believe that our current facilities are suitable and adequate to meet our current needs and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

Item 3.	Legal Proceedings

We are not currently subject to any material legal proceedings. From time to time, we may be named as a defendant in legal actions or otherwise be subject to claims arising from our normal business activities. We believe that we have obtained adequate insurance coverage or rights to indemnification in connection with potential legal proceedings that may arise.

Item 4.	Mine Safety Disclosures

Not applicable.

SPS COMMERCE, INC.	24	Form 10-K for the Annual Period ended December 31, 2020

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information. Our common stock has traded on the Nasdaq Global Market under the symbol “SPSC” since April 22, 2010, the date of our initial public offering.

Stockholders of Record. As of February 10, 2021, we had 71 stockholders of record of our common stock, excluding holders whose stock is held either in nominee name and/or street name brokerage accounts.

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

The table and graph below compare the cumulative total stockholder return of our common stock with that of the Nasdaq US Benchmark TR Index and the Nasdaq Computer Index from December 31, 2015 through December 31, 2020, utilizing the last trading day of each respective year. The return assumes that $100 was invested in shares of our common stock and the other indexes at the close of market on December 31, 2015, and that dividends, if any, were reinvested. In our Annual Report on Form 10-K for the year ended December 31, 2019, we compared our return to the Nasdaq US Benchmark Computer Services TR Index. In 2020, this index ceased measurement, and thus is no longer used for comparison. The comparisons in this table and graph are based on historical data and are not intended to forecast or be indicative of future performance of our common stock.

SPS COMMERCE, INC.	25	Form 10-K for the Annual Period ended December 31, 2020

Comparison of Cumulative Total Returns of SPS Commerce, Inc. to Comparable Indexes

		Nasdaq US	Nasdaq	Nasdaq US
		Benchmark	Computer	Benchmark Computer
Date	SPS Commerce	TR Index	Index	Services TR Index
12/31/2015	100.0	100.0	100.0	100.0
12/30/2016	99.5	113.0	112.3	160.2
12/29/2017	69.2	137.2	155.8	129.8
12/31/2018	117.3	129.7	150.1	118.7
12/31/2019	157.9	170.1	225.6	151.1
12/31/2020	309.3	206.3	338.3	N/A

Recent Sales of Unregistered Securities; Use of Proceeds from Sales of Registered Securities

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On November 2, 2017, our board of directors authorized a program to repurchase up to $50.0 million of common stock over two years. Under the program we purchased approximately $46.3 million of stock and on November 2, 2019, $3.7 million expired from the program.

On November 2, 2019, our board of directors authorized a new program to repurchase up to $50.0 million of common stock. Under the program, purchases may be made from time to time in the open market over two years. We did not make any purchases in the fourth quarter of 2020. As of December 31, 2020, $31.1 million was available for future share repurchases under the program.

See Note K to our consolidated financial statements, included in this Annual Report on Form 10-K, for additional information regarding our stock repurchase program.

Item 6.	Selected Financial Data

Omitted.

SPS COMMERCE, INC.	26	Form 10-K for the Annual Period ended December 31, 2020

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We plan to continue to grow our business by further penetrating the supply chain management market, increasing revenues from our customers as their businesses grow, expanding our distribution channels, expanding our international presence and, from time to time, developing new solutions and applications. We also intend to selectively pursue acquisitions that will add customers, allow us to expand into new regions or allow us to offer new functionalities. On December 16, 2020, we acquired D Masons Software, LLC (Data Masons), a leading provider of EDI System Automation solutions for the Microsoft Dynamics market. Due to the date of acquisition being near year-end, the acquisition did not have a material impact on operating results.

For the years ended December 31, 2020, 2019, and 2018, we generated revenues of $312.6 million, $279.1 million and $248.2 million, respectively. Our quarter ended December 31, 2020 represented our 80th consecutive quarter of increased revenues. Recurring revenues from recurring revenue customers accounted for 94%, 94%, and 93% of our total revenues for the years ended December 31, 2020, 2019, and 2018, respectively. Our revenues are not concentrated with any customer, as our largest customer represented less than 1% of total revenues for the years ended December 31, 2020, 2019, and 2018.

Impact of COVID-19

Although the global emergence of COVID-19 did not have a material adverse effect on our business, operating results, and overall financial performance for the year ended December 31, 2020, the future impact remains uncertain and depends on several factors, including, but not limited to, the pandemic’s duration and continued spread, impact on our customers, impact on our partners or employees, and impact on the economic environment and financial markets, all of which are uncertain and cannot be predicted. We have seen shifts in consumer and retailer behavior during the pandemic. We believe these shifts have not had a material positive or negative impact on our business as they appear to have increased the demand for EDI services in certain customer segments and decreased it in others. We will continue to actively monitor the situation and may take further actions that alter our business operations, as may be required by federal, state, or local authorities, or that we determine are in the best interests of our employees, customers, partners, and shareholders.

Key Financial Terms and Metrics

Sources of Revenues

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

SPS COMMERCE, INC.	27	Form 10-K for the Annual Period ended December 31, 2020

Other. We provide several peripheral solutions such as our assortment solution (which enables accurate order management and rapid fulfillment) and our community solution (which accelerates vendor onboarding and ensures trading partner adoption of new supply chain requirements). In addition to our solution offerings, we also provide one-time services such as professional services and testing and certification.

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

General and Administrative Expenses. General and administrative expenses consist primarily of personnel costs for finance, human resources, and internal information technology support, as well as legal, accounting, and other fees, such as bad debt expense and credit card processing fees.

Overhead Allocation. We allocate overhead expenses such as rent, certain employee benefit costs, office supplies and depreciation of general office assets to cost of revenues and operating expenses categories based on headcount.

Other Metrics

Recurring Revenue Customers. As of December 31, 2020, we had approximately 33,000 customers with contracts to pay us recurring fees, which we refer to as recurring revenue customers. We report recurring revenue customers as of the end of a period. A small portion of our recurring revenue customers consist of separate units within a larger organization. We treat each of these units, which may include divisions, departments, affiliates and franchises, as distinct customers.

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

SPS COMMERCE, INC.	28	Form 10-K for the Annual Period ended December 31, 2020

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

We believe that our significant accounting policies, which are described in the notes to our consolidated financial statements, involve a greater degree of judgment and complexity and are material to our financial statement presentation. A critical accounting policy is one that is both material to the presentation of our financial statements and requires us to make difficult, subjective, or complex judgments for uncertain matters that could have a material effect on our financial condition and results of operations. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

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

Internal-Use Software

Internal-use software consists of capitalized costs incurred during the application development stage, which include costs related to the design of the chosen path, coding, installation of the hardware necessary to run the software, and any testing done before the operational stage. Costs incurred during the preliminary project stage and post-implementation stage are expensed as incurred. Internal-use software is depreciated over the estimated useful life, three years, commencing on the date when the asset is ready for its intended use. Depreciation is computed using the straight-line method. Maintenance and enhancements of internal-use software are expensed as incurred.

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

Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customers and acquired technology from a market participant perspective, useful lives, and discount rates. Significant estimates in valuing liabilities for contingent consideration include, but are not limited to,

SPS COMMERCE, INC.	29	Form 10-K for the Annual Period ended December 31, 2020

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

Results of Operations

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

The following table presents our results of operations for the periods indicated:

	Year Ended December 31,
	2020		2019		Change
(dollars in thousands)		% of revenue		% of revenue		%
Revenues	$312,630	100.0%	$279,124	100.0%	$33,506	12.0%
Cost of revenues	99,836	31.9	92,239	33.0	7,597	8.2
Gross profit	212,794	68.1	186,885	67.0	25,909	13.9
Operating expenses
Sales and marketing	75,955	24.3	70,140	25.2	5,815	8.3
Research and development	31,024	9.9	28,305	10.1	2,719	9.6
General and administrative	50,119	16.0	44,719	16.0	5,400	12.1
Amortization of intangible assets	5,538	1.8	5,315	1.9	223	4.2
Total operating expenses	162,636	52.0	148,479	53.2	14,157	9.5
Income from operations	50,158	16.0	38,406	13.8	11,752	30.6
Other income (expense)
Interest income, net	1,103	0.4	2,947	1.0	(1,844)	(62.6)
Other income (expense), net	1,334	0.4	272	0.1	1,062	390.4
Change in earn-out liability	85	0.0	445	0.2	(360)	(80.9)
Total other income, net	2,522	0.8	3,664	1.3	(1,142)	(31.2)
Income before income taxes	52,680	16.9	42,070	15.1	10,610	25.2
Income tax expense	7,094	2.3	8,358	3.0	(1,264)	(15.1)
Net income	$45,586	14.6%	$33,712	12.1%	$11,874	35.2%

'% of revenue' subtotals may not foot due to rounding

Revenues. The increase in revenues resulted from two primary factors: the increase in recurring revenue customers, which is driven by continued business growth and by business acquisitions, and the increase in average recurring revenues per recurring revenue customer, which we also refer to as wallet share.

•	The number of recurring revenue customers increased 8% to 33,151 at December 31, 2020 from 30,771 at December 31, 2019.
•	Wallet share increased 6% to $9,231 at December 31, 2020 from $8,722 at December 31, 2019. This was primarily attributable to increased usage of our solutions by our recurring revenue customers.

Recurring revenues from recurring revenue customers increased 13% in 2020, as compared to 2019, and accounted for 94% of our total revenues in 2020, unchanged from 94% in 2019. We anticipate that the number of recurring revenue customers and wallet share will continue to increase as we increase the number of solutions we offer and increase the penetration of those solutions across our customer base.

SPS COMMERCE, INC.	30	Form 10-K for the Annual Period ended December 31, 2020

Cost of Revenues. The increase in cost of revenues was primarily due to increased headcount which resulted in an increase of $5.5 million in personnel-related costs, such as salaries and benefits, and an increase of $1.1 million in stock-based compensation expense. Additionally, a $1.5 million increase in depreciation expense pertaining to continued investment in infrastructure to support our platform contributed to the increase in cost of revenue. Last, $0.5 million increase in software subscriptions utilized in optimizing internal productivity. The increases were partially offset by a decrease of $1.0 million in network costs.

Sales and Marketing Expenses. The increase in sales and marketing expense was primarily due to increased headcount which resulted in increases of $2.7 million in personnel-related costs, such as salaries and benefits, and an increase of $1.2 million in stock-based compensation expense. The increase was also partially related to a $1.2 million increase in variable compensation earned by referral partners. Additionally, increases of $0.4 million in promotional expenses and $0.4 million in software subscriptions utilized in optimizing internal productivity.

Research and Development Expenses. The increase in research and development expense was primarily due to increased headcount which resulted in an increase of $0.7 million in personnel-related costs, such as salaries and benefits, and an increase of $1.0 million in stock-based compensation expense. The increase was also partially related to increases in occupancy expense of $0.4 million, depreciation expense of $0.3 million, and $0.3 million in software subscriptions utilized in optimizing internal productivity.

General and Administrative Expenses. The increase in general and administrative expense was primarily due to continued business growth which resulted in increases of $2.2 million in bad debt expense and $0.4 million in credit card fees. Additionally, increases of $2.0 million in charitable donations and $1.0 million in stock-based compensation expenses led to the overall increase, partially offset by a decrease of $0.2 million in personnel-related costs.

Amortization of Intangible Assets. The increase in amortization of intangible assets was driven by the amortization of the acquired intangible assets related to Data Masons.

Other Income (Expense). The decrease in interest income, net, other income (expense), net, and change in earn-out liability was primarily due to decreased interest income from investments and the decrease in the fair value of the earn-out liability, offset by increased realized gains from foreign currency on cash and investments held. The change in fair value of the earn-out liability was driven by an adjustment to the fair value of the EDIAdmin earnout liability due to actual revenue at the earn-out measurement date of December 31, 2020.

Income Tax Expense. The decrease in income tax expense was primarily due to the increase in excess tax deductions from stock activity which decreases income tax expense, partially offset by increases in pre-tax net income. See Note M to our consolidated financial statements, included in this Annual Report on Form 10-K, for additional information regarding our income taxes.

Adjusted EBITDA. Adjusted EBITDA, which is a non-GAAP measure of financial performance, consists of net income adjusted for depreciation and amortization, investment income (interest income/expense, realized investments gain/loss excluding realized gain/loss from foreign currency on investments), income tax expense, stock-based compensation expense, realized gain/loss from foreign currency on cash and investments held, and other adjustments as necessary for a fair presentation. Other adjustments included the impact of the fair value adjustment for the EDIAdmin earn-out liability, returned escrow shares in 2019 related to the acquisition of Toolbox, and impairment of internally developed software. As part of executing a lease amendment, we incurred accelerated depreciation, included within Depreciation and Amortization, and offsetting accelerated tenant improvement benefit, included within Other. The following table provides a reconciliation of net income to Adjusted EBITDA:

	Year Ended December 31,
(in thousands)	2020	2019
Net income	$45,586	$33,712
Depreciation and amortization	18,665	16,438
Investment income, net	(1,208)	(2,947)
Income tax expense	7,094	8,358
Stock-based compensation expense	18,936	14,690
Realized gain from foreign currency on cash and investments held	(1,753)	—
Other	(326)	(488)
Adjusted EBITDA	$86,994	$69,763
SPS COMMERCE, INC.	31	Form 10-K for the Annual Period ended December 31, 2020

Non-GAAP Income per Share. Non-GAAP income per share, which is also a non-GAAP measure of financial performance, consists of net income plus stock-based compensation expense, amortization expense related to intangible assets, realized gain/loss from foreign currency on cash and investments held, and other adjustments as necessary for a fair presentation, divided by the weighted average number of shares of common stock outstanding during each period. Other adjustments included the impact of the fair value adjustment for the EDIAdmin earn-out liability, returned escrow shares in 2019 related to the acquisition of ToolBox, and impairment of internally developed software. As part of executing a lease amendment, we incurred accelerated depreciation, included within Depreciation and Amortization, and offsetting accelerated tenant improvement benefit, included within Other.

To quantify the tax effects, we recalculated income tax expense excluding the direct book and tax effects of the specific items constituting the non-GAAP adjustments. The difference between this recalculated income tax expense and GAAP income tax expense is presented as the income tax effect of the non-GAAP adjustments.

The following table provides a reconciliation of net income to non-GAAP income per share:

	Year Ended December 31,
(in thousands, except per share amounts)	2020	2019
Net income	$45,586	$33,712
Stock-based compensation expense	18,936	14,690
Amortization of intangible assets	5,538	5,315
Realized gain from foreign currency on cash and investments held	(1,753)	—
Other	(326)	(488)
Income tax effects of adjustments	(12,285)	(7,304)
Non-GAAP income	$55,696	$45,925
Shares used to compute non-GAAP income per share
Basic	35,226	35,024
Diluted	36,285	36,002
Non-GAAP income per share
Basic	$1.58	$1.31
Diluted	$1.53	$1.28

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

The discussion of our results from operations for the year ended December 31, 2019 compared to the year ended December 31, 2018 can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Liquidity and Capital Resources

At December 31, 2020, our principal sources of liquidity were cash and cash equivalents, certificates of deposit, and short-term investments totaling $187.5 million, and accounts receivable, net of allowance for credit losses, of $33.6 million, compared to $213.5 million and $31.5 million, respectively at December 31, 2019. Certificates of deposit and investments are invested in accordance with our investment policy, with a goal of maintaining liquidity and capital preservation. Our cash equivalents and short-term investments are held in highly liquid money market funds, commercial paper, federal agency securities and corporate debt securities.

The table below summarizes the activity within the consolidated statement of cash flows:

	Twelve Months Ended
	December 31,
(in thousands)	2020	2019
Net cash provided by operating activities	$88,562	$71,794
Net cash used in investing activities	(120,469)	(14,313)
Net cash provided by (used in) financing activities	$2,328	$(12,142)

The discussion of our liquidity and capital resources for the year ended December 31, 2019 compared to the year ended December 31, 2018 can be found in Part II, Item 7, “Management’s Discussion and Analysis of

SPS COMMERCE, INC.	32	Form 10-K for the Annual Period ended December 31, 2020

Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Net Cash Flows from Operating Activities

The increase in operating cash flows was primarily driven by continued business growth, which resulted in increased net income.

Net Cash Flows from Investing Activities

The decrease in cash used in investing activities was primarily due to an additional $87.2 million in cash used for acquisitions of business and intangible assets, driven by the larger acquisition in 2020 as compared to 2019. Additionally, the change was due to a $16.1 million increase in purchases of investments, net of maturities in 2020.

Net Cash Flows from Financing Activities

This change was primarily due to the $12.4 million increase in net proceeds from stock option exercises.

Effect of Foreign Currency Exchange Rate Changes

For information regarding the effect of foreign currency exchange rate changes, refer to the section entitled “Foreign Currency Exchange Risk,” included in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of this Annual Report on Form 10-K.

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

We believe our cash, cash equivalents, investments, and cash flows from our operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

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

SPS COMMERCE, INC.	33	Form 10-K for the Annual Period ended December 31, 2020

Contractual and Commercial Commitment Summary

Our contractual obligations and commercial commitments as of December 31, 2020 are summarized below:

	Payments Due by Period (in thousands)
	Less Than			More Than
Contractual Obligations	1 Year	1-3 Years	3-5 Years	5 Years	Total
Operating lease obligations, including imputed interest	$3,728	$9,130	$7,785	$4,753	$25,396
Purchase commitments	$6,512	$11,413	$—	$—	17,925
	$10,240	$20,543	$7,785	$4,753	$43,321

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, refer to Note A, General, in our Notes to Consolidated Financial Statements in the sections entitled “Recently Adopted Accounting Pronouncements” and “Accounting Pronouncements Not Yet Adopted” as applicable, included in Part II, Item 8, “Financial Instruments and Supplementary Data” of this Annual Report on Form 10-K.

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

We did not have any variable interest rate outstanding debt as of December 31, 2020 and 2019. We therefore do not have any material risk to interest rate fluctuations.

Foreign Currency Exchange Risk. We have revenue, expenses, assets, and liabilities that are denominated in currencies other than the U.S. dollar, primarily the Australian and Canadian dollars. As of December 31, 2020, we maintained approximately 7% of our total cash and cash equivalents outside of the U.S. in foreign currencies, primarily in Australian and Canadian dollars. Our results of operations and cash flows were not materially affected by fluctuation in foreign currency exchange rates and we believe that a hypothetical 10% change in foreign currency exchange rates or an inability to access foreign funds would not materially affect our ability to meet our operational needs or result in a material foreign currency loss in the future. As we expand internationally, our results of operations and cash flows may be impacted by changes in foreign currency exchange rates and would be adversely impacted when the U.S. dollar appreciates relative to other foreign currencies. We have not used any forward contracts or currency borrowings to hedge our exposure to foreign currency exchange risk, although we may do so in the future.

SPS COMMERCE, INC.	34	Form 10-K for the Annual Period ended December 31, 2020

Item 8.	Financial Statements and Supplementary Data

SPS COMMERCE, INC.	35	Form 10-K for the Annual Period ended December 31, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
SPS Commerce, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SPS Commerce, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note A to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Financial Accounting Standards Board’s Accounting Standards Codification (ASC) Topic 842, Leases.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

SPS COMMERCE, INC.	36	Form 10-K for the Annual Period ended December 31, 2020

Assessment of the capitalized internal costs to develop internal-use software

As discussed in Note A to the consolidated financial statements, the Company capitalizes costs incurred to develop internal-use software during the application development stage. Capitalized internal-use software is recorded within property and equipment and depreciated over the estimated useful life.

We identified the assessment of the capitalized internal costs to develop internal-use software as a critical audit matter. Subjective auditor judgment was required to assess the stage of software development for new internal-use software or upgrades and enhancements for existing internal-use software, which determines when costs should be capitalized.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s internal-use software process. This included controls related to the evaluation and approval of new internal-use software projects or upgrades and enhancements to existing internal-use software projects, monitoring of the software development stage, and capitalization of internal costs. We examined a sample of capitalized internal-use software costs to evaluate costs that were capitalized for new internal-use software or upgrades and enhancements for existing internal-use software. For each sample, we evaluated the capitalized costs and assessed the stage of software development by inspecting underlying documentation and inquiring of the Company’s technology developers performing the internal-use software development activities regarding the specific nature, stage of completion, and hours incurred on the project.

Evaluation of the acquisition-date fair value of subscriber relationships and developed technology intangible assets

As discussed in Notes A and B to the consolidated financial statements, on December 16, 2020, the Company acquired Data Masons for a purchase price of $100 million. The Company records all assets and liabilities, including intangible assets, acquired in a business combination at fair value. As a result of the transaction, the Company acquired subscriber relationships and developed technology intangible assets. The acquisition-date fair value for these assets was $17.6 million and $25.4 million, respectively.

We identified the evaluation of the acquisition-date fair value of subscriber relationships and developed technology intangible assets as a critical audit matter. A higher degree of subjective auditor judgment was required in evaluating assumptions regarding future revenue growth rates from acquired subscriber relationships and acquired technology and discount rates used in the respective fair value measurements.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s acquisition-date valuation process. This included controls related to the development of the future revenue growth rates and discount rates. To assess the future revenue growth rates used in the valuations, we compared forecasted revenue to Data Masons’ historical actual results, and we evaluated the future revenue growth rates from existing customers by comparing the future revenue growth rates to those of comparable companies and industry data. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:

—	evaluating the discount rates by comparing them against discount rates ranges that were independently developed using publicly available market data for comparable companies, and
SPS COMMERCE, INC.	37	Form 10-K for the Annual Period ended December 31, 2020

—

performing a sensitivity analysis by developing estimates of the acquisition-date fair value of the subscriber relationships and developed technology intangible assets using reasonably possible changes to forecasted revenue and the independently developed discount rates, and comparing the results to the Company’s fair value estimates.

/s/ KPMG LLP

We have served as the Company’s auditor since 2013.

Minneapolis, Minnesota
February 23, 2021

SPS COMMERCE, INC.	38	Form 10-K for the Annual Period ended December 31, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
SPS Commerce, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited SPS Commerce, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 23, 2021, expressed an unqualified opinion on those consolidated financial statements.

The Company acquired the Data Masons business during 2020, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, Data Masons’ internal control over financial reporting associated with total assets of approximately 3% and total revenues of less than 1%, in the consolidated financial statements of the Company as of and for the year ended December 31, 2020. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the Data Masons business.

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

SPS COMMERCE, INC.	39	Form 10-K for the Annual Period ended December 31, 2020

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

/s/ KPMG LLP

Minneapolis, Minnesota
February 23, 2021

SPS COMMERCE, INC.	40	Form 10-K for the Annual Period ended December 31, 2020

SPS COMMERCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except shares)	2020	2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$149,692	$179,252
Short-term investments	37,786	34,284
Accounts receivable	37,811	33,001
Allowance for credit losses	(4,233)	(1,469)
Accounts receivable, net	33,578	31,532
Deferred costs	37,988	35,274
Other assets	12,312	11,279
Total current assets	271,356	291,621
PROPERTY AND EQUIPMENT, net	26,432	23,752
OPERATING LEASE RIGHT-OF-USE ASSETS	15,581	15,744
GOODWILL	134,853	76,845
INTANGIBLE ASSETS, net	60,230	22,668
INVESTMENTS	2,500	—
OTHER ASSETS
Deferred costs, non-current	12,607	11,667
Deferred income tax assets	194	2,630
Other assets, non-current	2,705	2,513
Total assets	$526,458	$447,440
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$5,354	$4,274
Accrued compensation	22,872	22,303
Accrued expenses	11,161	6,207
Deferred revenue	37,947	31,463
Operating lease liabilities	2,798	3,783
Total current liabilities	80,132	68,030
OTHER LIABILITIES
Deferred revenue, non-current	2,996	2,851
Operating lease liabilities, non-current	19,672	20,085
Deferred income tax liabilities	2,937	1,193
Other liabilities, non-current	—	405
Total liabilities	105,737	92,564
COMMITMENTS and CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 110,000,000 and 55,000,000 shares authorized; 37,100,467 and 36,104,619 shares issued; and 35,487,217 and 34,863,271 shares outstanding, respectively	37	36
Treasury stock, at cost; 1,613,250 and 1,241,348 shares, respectively	(65,247)	(46,297)
Additional paid-in capital	393,462	354,115
Retained earnings	93,490	48,973
Accumulated other comprehensive loss	(1,021)	(1,951)
Total stockholders’ equity	420,721	354,876
Total liabilities and stockholders’ equity	$526,458	$447,440

See accompanying notes to these consolidated financial statements.

SPS COMMERCE, INC.	41	Form 10-K for the Annual Period ended December 31, 2020

SPS COMMERCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands, except per share amounts)	2020	2019	2018
Revenues	$312,630	$279,124	$248,240
Cost of revenues	99,836	92,239	81,748
Gross profit	212,794	186,885	166,492
Operating expenses
Sales and marketing	75,955	70,140	71,719
Research and development	31,024	28,305	22,087
General and administrative	50,119	44,719	41,862
Amortization of intangible assets	5,538	5,315	4,093
Total operating expenses	162,636	148,479	139,761
Income from operations	50,158	38,406	26,731
Other income (expense)
Interest income, net	1,103	2,947	2,329
Other income (expense), net	1,334	272	(626)
Change in earn-out liability	85	445	(94)
Total other income, net	2,522	3,664	1,609
Income before income taxes	52,680	42,070	28,340
Income tax expense	7,094	8,358	4,468
Net income	$45,586	$33,712	$23,872
Other comprehensive income (expense)
Foreign currency translation adjustments	1,097	1,290	(3,999)
Unrealized gain (loss) on investments, net of tax of ($3), $122 and $132	(10)	367	397
Reclassification of unrealized gain on investments into earnings, net of tax of ($52), ($133) and ($91)	(157)	(398)	(273)
Total other comprehensive income (expense)	930	1,259	(3,875)
Comprehensive income	$46,516	$34,971	$19,997

Net income per share
Basic	$1.29	$0.96	$0.69
Diluted	$1.26	$0.94	$0.68

Weighted average common shares used to compute net income per share
Basic	35,226	35,024	34,392
Diluted	36,285	36,002	35,212

See accompanying notes to these consolidated financial statements.

SPS COMMERCE, INC.	42	Form 10-K for the Annual Period ended December 31, 2020

SPS COMMERCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

						Retained	Accumulated
					Additional	Earnings	Other	Total
	Common Stock		Treasury Stock		Paid-in	(Accumulated	Comprehensive	Stockholders'
(in thousands, except shares)	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	Equity
Balances, December 31, 2017	34,254,012	$34	244,294	$(5,815)	$301,846	$(8,611)	$657	$288,111
Stock-based compensation	—	—	—	—	11,270	—	—	11,270
Exercise of stock options and issuance of restricted stock	866,398	2	—	—	14,342	—	—	14,344
Employee stock purchase plan	69,596	—	—	—	1,745	—	—	1,745
Repurchases of common stock	(579,490)	—	579,490	(19,864)	0	—	—	(19,864)
Stock issued for acquisition	80,956	—	—	—	3,371	—	—	3,371
Net income	—	—	—	—	—	23,872	—	23,872
Foreign currency translation adjustments	—	—	—	—	—	—	(3,999)	(3,999)
Unrealized gain on investments, net of tax	—	—	—	—	—	—	397	397
Reclassification of gain on investments into earnings, net of tax	—	—	—	—	—	—	(273)	(273)
Balances, December 31, 2018	34,691,472	$36	823,784	$(25,679)	$332,574	$15,261	$(3,218)	$318,974
Stock-based compensation	—	—	—	—	13,365	—	—	13,365
Exercise of stock options and issuance of restricted stock	536,034	—	—	—	6,207	—	—	6,207
Employee stock purchase plan	58,851	—	—	—	2,269	—	—	2,269
Repurchases of common stock	(417,564)	—	417,564	(20,618)	—	—	—	(20,618)
Settlement and subsequent return of shares	(5,522)	—	—	—	(300)	—	—	(300)
Net income	—	—	—	—	—	33,712	—	33,712
Foreign currency translation adjustments	—	—	—	—	—	—	1,290	1,290
Unrealized gain on investments, net of tax	—	—	—	—	—	—	367	367
Reclassification of gain on investments into earnings, net of tax	—	—	—	—	—	—	(398)	(398)
Adoption of ASU 2018-02	—	—	—	—	—	—	8	8
Balances, December 31, 2019	34,863,271	$36	1,241,348	$(46,297)	$354,115	$48,973	$(1,951)	$354,876
Stock-based compensation	—	—	—	—	17,382	—	—	17,382
Exercise of stock options and issuance of restricted stock	934,015	1	—	—	18,591	—	—	18,592
Employee stock purchase plan	61,833	—	—	—	3,374	—	—	3,374
Repurchases of common stock	(371,902)	—	371,902	(18,950)	—	—	—	(18,950)
Net income	—	—	—	—	—	45,586	—	45,586
Foreign currency translation adjustments	—	—	—	—	—	—	1,097	1,097
Unrealized loss on investments, net of tax	—	—	—	—	—	—	(10)	(10)
Reclassification of gain on investments into earnings, net of tax	—	—	—	—	—	—	(157)	(157)
Adoption of ASU 2016-13	—	—	—	—	—	(1,069)	—	(1,069)
Balances, December 31, 2020	35,487,217	$37	1,613,250	$(65,247)	$393,462	$93,490	$(1,021)	$420,721

See accompanying notes to these consolidated financial statements.

SPS COMMERCE, INC.	43	Form 10-K for the Annual Period ended December 31, 2020

SPS COMMERCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2020	2019	2018
Cash flows from operating activities
Net income	$45,586	$33,712	$23,872
Reconciliation of net income to net cash provided by operating activities
Deferred income taxes	4,241	7,581	2,798
Change in earn-out liability	(85)	(445)	94
Depreciation and amortization of property and equipment	13,127	11,123	8,593
Amortization of intangible assets	5,538	5,315	4,093
Provision for credit losses	5,660	3,499	2,592
Stock-based compensation	18,936	14,690	12,510
Other, net	(24)	(574)	(364)
Changes in assets and liabilities, net of effects of acquisition
Accounts receivable	(5,922)	(6,771)	(4,569)
Deferred costs	(3,414)	(1,441)	(5,564)
Other current and non-current assets	1,201	(2,768)	(3,333)
Accounts payable	1,214	(489)	937
Accrued compensation	(1,257)	319	3,957
Accrued expenses	563	706	(135)
Deferred revenue	4,432	6,366	7,094
Deferred rent	—	—	2,440
Operating leases	(1,234)	971	—
Net cash provided by operating activities	88,562	71,794	55,015
Cash flows from investing activities
Purchases of property and equipment	(16,467)	(13,585)	(13,750)
Purchases of investments	(74,797)	(73,700)	(81,666)
Maturities of investments	69,461	84,472	82,224
Acquisition of business and intangible assets, net	(98,666)	(11,500)	(27,273)
Net cash used in investing activities	(120,469)	(14,313)	(40,465)
Cash flows from financing activities
Repurchases of common stock	(18,950)	(20,618)	(19,864)
Net proceeds from exercise of options to purchase common stock	18,592	6,207	14,344
Net proceeds from employee stock purchase plan	3,374	2,269	1,745
Payment for earn-out liability	(688)	—	—
Net cash provided by (used in) financing activities	2,328	(12,142)	(3,775)
Effect of foreign currency exchange rate changes	19	54	(43)
Net increase (decrease) in cash and cash equivalents	(29,560)	45,393	10,732
Cash and cash equivalents at beginning of year	179,252	133,859	123,127
Cash and cash equivalents at end of year	$149,692	$179,252	$133,859
Supplemental disclosure of cash flow information
Cash paid for income taxes, net	$1,656	$1,545	$1,534
Non-cash financing activities:
Net purchases of property and equipment on account	(551)	322	405
Common stock issued for business acquisitions	—	—	3,371

See accompanying notes to these consolidated financial statements.

SPS COMMERCE, INC.	44	Form 10-K for the Annual Period ended December 31, 2020

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

Foreign Currency Translation

The functional currency of our foreign operations is generally the applicable local currency. The functional currency is translated into U.S. dollars for balance sheet accounts using current exchange rates in effect as of the balance sheet date and for revenue and expense accounts using an average exchange rate during the year. The translation adjustments are deferred as a component of other comprehensive income within the consolidated statements of comprehensive income and the consolidated statements of stockholders' equity. Gains or losses resulting from transactions denominated in foreign currencies, if any, are included in other income (expense), net in our consolidated statements of comprehensive income.

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
SPS COMMERCE, INC.	45	Form 10-K for the Annual Period ended December 31, 2020

Business Combinations

We recognize the fair value of the assets acquired and the liabilities assumed at the acquisition date, separately from goodwill. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the amount of the assets acquired and the liabilities assumed.

Assets acquired include tangible and intangible assets. We use estimates and assumptions that we believe are reasonable as a part of the purchase price allocation, which includes the process to determine the value and useful lives of purchased intangible assets and the process to determine the value of any contingent consideration liabilities. We recorded the acquisition-date fair value of any contingent liabilities, such as earn-out provisions, as part of the consideration transferred. The earn-out liability fair value is subsequently remeasured at each reporting date. The Company evaluates each contingent consideration to determine the valuation approach. See Notes B and E for valuation methods utilized in the fair value remeasurement as of the reporting date.

While we believe these estimates and assumptions are reasonable, they are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the fair value of the assets acquired and the liabilities assumed. Any such adjustments would be recorded as an offset to goodwill or a working capital adjustment as applicable. Upon the conclusion of the measurement period or final determination of the fair values, whichever comes first, any subsequent adjustments would be recorded in our consolidated statements of comprehensive income.

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
SPS COMMERCE, INC.	46	Form 10-K for the Annual Period ended December 31, 2020

Fair Value of Other Financial Instruments

The carrying amounts of our short-term financial instruments, which include cash, cash equivalents, accounts receivable, and accounts payable, approximates fair value due to their short-term nature.

Accounts Receivable

Accounts receivable are initially recorded upon the sale of solutions to customers. Credit is granted in the normal course of business without collateral. Accounts receivable are stated net of allowances for credit losses, which represent estimated losses resulting from the inability of certain customers to make the required payments. When determining the allowance, we pool our outstanding accounts receivable invoices based on the contractual due date of payment at the balance sheet date. We take several factors into consideration for estimated credit losses by pool, primarily our historical credit losses, with additional adjustments made for current and future macro-economic conditions and retail bankruptcy trends. We write-off accounts receivable when they are determined to be uncollectible. Changes in the allowance are recorded as bad debt expense and are included in general and administrative expense in our consolidated statements of comprehensive income.

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

We capitalize and amortize eligible costs to acquire or develop internal-use software that are incurred during the application development stage. Costs incurred during the preliminary project stage and post-implementation stage are expensed as incurred. Internal-use software is depreciated over the estimated useful life, three years, commencing on the date when the asset is ready for its intended use. Depreciation is computed using the straight-line method. Maintenance and enhancements of internal-use software are expensed as incurred.

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

Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. We estimate the discount rate for a similar collateralized asset by estimating costs of borrowing. We use the implicit interest rate when readily determinable. The operating lease ROU asset also includes any lease payments made and lease incentives that have been incurred. The options to extend our leases are not recognized as part of our ROU assets and lease liabilities unless it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. For all leases, we combine non-lease components with the related lease components and account for it as a single lease component. The ROU assets are subject to the same impairment process as our long-lived assets. Additionally, we review our lease liabilities for remeasurement whenever there is a triggering event or when relevant facts and circumstances change.
SPS COMMERCE, INC.	47	Form 10-K for the Annual Period ended December 31, 2020

Research and Development

Research and development costs primarily include maintenance and data conversion activities related to our cloud-based supply chain management solutions and are expensed as incurred.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. We test goodwill for impairment annually at November 30, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test is conducted by comparing the fair value of the net assets with the carrying amount of the reporting unit. We determine the fair value of the reporting unit based on our market capitalization at the testing date. If the carrying amount exceeds the fair value of the reporting unit, we would recognize an impairment loss in the consolidated statements of comprehensive income, to the extent that the carrying amount exceeds fair value.

Intangible Assets

Assets acquired in business combinations may include identifiable intangible assets such as subscriber relationships, developed technology, and non-competition agreements. We recognize the fair value of the identifiable intangible assets acquired separately from goodwill. We have determined the fair value and useful lives of our purchased intangible assets using certain estimates and assumptions that we believe are reasonable.

The purchased intangible assets are being amortized on a straight-line basis over their estimated useful lives, which are seven to ten years for subscriber relationships, three to five years for non-competition agreements and three to ten years for acquired technology.

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
SPS COMMERCE, INC.	48	Form 10-K for the Annual Period ended December 31, 2020

We determine revenue recognition through the following steps:

•	Identification of the contract, or contracts, with a customer
•	Identification of the performance obligations in the contract
•	Determination of the transaction price
•	Allocation of the transaction price to the performance obligations in the contract
•	Recognition of revenue when, or as, we satisfy a performance obligation

See Note C for further descriptions of our revenue recognition policy.

Deferred Costs

Deferred costs are those that are incurred to fulfill or obtain customer contracts and that are considered incremental and recoverable costs. These consist primarily of customer implementation costs, commissions paid to sales personnel and third-party partners for customer referrals, respectively. These costs are deferred and amortized over the expected period of benefit which we have determined to be two years.

Sales commissions are calculated based on estimated annual recurring revenue to be generated over the customer’s initial contract period. Amortization expense is included in sales and marketing expenses in the accompanying consolidated statements of comprehensive income.

Customer implementation costs are based on actual costs  incurred. Amortization expense is included in cost of revenues in the accompanying consolidated statements of comprehensive income.

Stock-Based Compensation

We recognize the cost of all share-based payments to employees, executive officers, and non-employee members of the Company’s Board of Directors, including grants of incentive and nonqualified stock options, performance share units (“PSUs”), restricted stock awards (“RSAs”), restricted stock units (“RSUs”), deferred stock units (“DSUs”), employee stock purchase plan (“ESPP”), and 401(k) stock match in the consolidated financial statements based on the grant date fair value of those awards. This cost is recognized over the period for which an employee is required to provide service in exchange for the award or the performance period, as applicable.

In valuing share-based awards, excluding PSUs, judgment is required in determining the expected volatility of common stock and the expected term individuals will hold their share-based awards prior to exercising. The expected volatility of the options is based on the historical volatility of our common stock. Beginning with awards granted in 2020, the expected term of the options is derived from historical data on employee exercises and post-vesting employment termination behavior. For awards granted prior to 2020, the expected term of the options was based on the simplified method which does not consider historical employee exercise behavior. Additional valuation inputs include our expected non-issuance of future common stock dividends and the risk-free interest rate that is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equaling the expected life at the grant date. For PSUs, the grant date fair value is estimated using a Monte Carlo simulation that utilizes multiple input variables that determine the probability of satisfying the performance conditions stipulated in the award. For all awards, we recognize forfeitures as they occur.

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

SPS COMMERCE, INC.	49	Form 10-K for the Annual Period ended December 31, 2020

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

Net Income Per Share

Basic net income per share has been computed using the weighted average number of shares of common stock outstanding during each period. Diluted net income per share also includes the impact of our outstanding potential common shares, including options, RSUs, RSAs, PSUs, and DSUs. Potential common shares that are anti-dilutive are excluded from the calculation of diluted net income per share.
SPS COMMERCE, INC.	50	Form 10-K for the Annual Period ended December 31, 2020

Recently Adopted Accounting Pronouncements

Standard	Date of Issuance	Description	Date Adopted	Effect on the Financial Statements
ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Statements	June 2016

The amendment in this update replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses on instruments within its scope, including trade receivables. This update is intended to provide financial statement users with more decision-useful information about the expected credit losses.

			January 2020	The adoption of this standard did not have a material impact on our consolidated financial statements. See above under "Accounts Receivable" for significant inputs for the allowance for credit losses.
ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement	August 2018	This ASU adds, modifies and removes several disclosure requirements relative to the three levels of inputs used to measure fair value in accordance with Topic 820, Fair Value Measurement.	January 2020	The adoption of this standard did not have a material impact on our consolidated financial statements.
ASU 2017-04, Intangibles - Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment	January 2017	This amendment eliminates Step 2 from the goodwill impairment test.	January 2020	The adoption of this standard did not have a material impact on our consolidated financial statements.

SPS COMMERCE, INC.	51	Form 10-K for the Annual Period ended December 31, 2020

NOTE B – Business Acquisitions

Data Masons

On December 16, 2020, we acquired all of the outstanding equity ownership interests of D Masons Software, LLC (“Data Masons”), a leading provider of EDI System Automation solutions for the Microsoft Dynamics market. Pursuant to the membership interest purchase agreement, given a target working capital level, the total transaction price was $100 million. $98.7 million was paid in cash at closing and $0.4 million is due from the sellers as part of the initial net working capital adjustment. Additionally, the agreement allows for up to $1.9 million of contingent consideration based on the outcome of the PPP loan forgiveness as described below. The purchase accounting for the acquisition has not been finalized as of December 31, 2020. Provisional amounts are primarily related to intangible assets, net working capital, and tax positions. We expect to finalize the allocation of the purchase price within the one-year measurement period following the acquisition.

In May 2020, prior to acquisition, Data Masons received a loan (“PPP Loan”) of $1.9 million pursuant to the Paycheck Protection Program (“PPP”) as established by the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. Amounts outstanding under the loan bear interest of 1.0% per annum with a maturity date two years from the commencement date. The PPP Loan is subject to forgiveness under the PPP to the extent proceeds of the loan are used for eligible expenditures. In November 2020, Data Masons applied for full forgiveness of the PPP Loan. As of the acquisition date and December 31, 2020, there had not been determination from the Small Business Administration as to whether the Company will be eligible for forgiveness, in whole or in part. In conjunction with the provisions of the PPP loan program for a business combination, Data Masons placed the balance of the PPP Loan and accrued interest of $1.9 million in cash escrow with the lender. To the extent the PPP Loan is forgiven, this cash escrow will be released to the Company.

Additionally, the Company has a contingent liability with the former owners of Data Masons, that will require an additional $1.9 million payment in the event the PPP loan is forgiven. While it is unknown, the Company has determined that it is probable that Data Masons’ use of the PPP Loan proceeds will meet the conditions for full forgiveness under the PPP. As such, the Company has recorded $1.9 million of contingent consideration as part of the total transaction price, included in accrued expenses on the consolidated balance sheet. The Company has also recorded the $1.9 million PPP loan with the lender within accrued expenses, as well as a $1.9 million government grant receivable within other current assets on the consolidated balance sheet. The payout of the contingent liability will be determined based upon the PPP Loan forgiveness application ruling, which is expected to occur in 2021. If the ruling results in partial forgiveness or no forgiveness of the PPP loan, the contingent liability and the government grant receivable will each be reduced by an equal and offsetting amount of the unforgiven portion of the PPP loan.

Purchase Price Allocation

We accounted for the acquisition as a business combination. We allocated the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. We engaged a third-party valuation firm to assist us in the determination of the value of the recognized intangible assets and certain liabilities assumed. The excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. Goodwill is attributed to a trained workforce and other buyer-specific value resulting from expected synergies, including long-term cost savings, which are not included in the fair values of identifiable assets. All recorded goodwill is expected to be deductible for tax purposes.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Cash	$2,949
Accounts receivable	3,801
Other current and non-current assets	2,246
Goodwill	56,960
Intangible assets	43,000
Current liabilities	(3,593)
Deferred revenue	(2,196)
$103,167

SPS COMMERCE, INC.	52	Form 10-K for the Annual Period ended December 31, 2020

Purchased Intangible Assets

The following table summarizes the estimated fair value of the purchased intangible assets and their estimated useful lives:

	Estimated	Estimated
	Fair Value	Life
Purchased Intangible Assets	(in thousands)	(in years)
Subscriber relationships	$17,600	8
Developed technology	25,400	8
Total	$43,000

NOTE C – Revenue

We derive our revenues primarily from the following revenue streams:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Recurring revenues:
Fulfillment	$251,272	$219,297	$190,783
Analytics	38,824	37,038	34,447
Other	4,920	5,671	5,424
Recurring Revenues	295,016	262,006	230,654
One-time revenues	17,614	17,118	17,586
	$312,630	$279,124	$248,240

Revenues are recognized when our services are made available to our customers, in an amount that reflects the consideration we are contractually and legally entitled to in exchange for those services.

We determine revenue recognition through the following steps:

•	Identification of the contract, or contracts, with a customer
•	Identification of the performance obligations in the contract
•	Determination of the transaction price
•	Allocation of the transaction price to the performance obligations in the contract
•	Recognition of revenue when, or as, we satisfy a performance obligation

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
SPS COMMERCE, INC.	53	Form 10-K for the Annual Period ended December 31, 2020

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

The table below presents the activity of the portion of the deferred revenue liability relating to set-up fees:

	Year Ended December 31,
(in thousands)	2020	2019
Balance, beginning of year	$10,518	$9,857
Invoiced set-up fees	11,410	11,056
Amortized set-up fees	(10,810)	(10,395)
Balance, end of year	$11,118	$10,518

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

NOTE D – Deferred Costs

  The table below presents the activity of deferred costs and amortization of deferred costs:

	Year Ended December 31,
(in thousands)	2020	2019
Balance, beginning of year	$46,941	$45,475
Incurred deferred costs	54,421	49,883
Amortized deferred costs	(50,767)	(48,417)
Balance, end of year	$50,595	$46,941

NOTE E – Financial Instruments

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

SPS COMMERCE, INC.	54	Form 10-K for the Annual Period ended December 31, 2020

intend to hold marketable securities until maturity; however, we may sell these securities at any time for use in current operations or for other purposes.

Our marketable securities are carried at fair value and unrealized gains and losses on these investments, net of taxes, are included in accumulated other comprehensive loss in the consolidated balance sheets. Realized gains or losses are included in other income (expense), net in the consolidated statements of comprehensive income. Certain securities accrue interest that is included in other income (expense), net. The unrealized gains (losses) noted below are exclusive of previously recognized interest income.

Cash equivalents and investments consisted of the following:

	December 31,
	2020			2019
	Amortized	Unrealized	Fair	Amortized	Unrealized	Fair
(in thousands)	Cost	Losses, net	Value	Cost	Gains, net	Value
Cash equivalents:
Money market funds	$112,907	$—	$112,907	$151,266	$—	$151,266
Certificate of deposit	7,708	—	7,708	7,030	—	7,030
Marketable securities:
Corporate bonds	5,069	(29)	5,040	9,785	20	9,805
Commercial paper	7,569	(55)	7,514	7,503	—	7,503
U.S. treasury securities	20,051	(27)	20,024	9,855	91	9,946
	$153,304	$(111)	$153,193	$185,439	$111	$185,550
Maturing within one year			$150,693			$185,550
Maturing within one to two years			2,500			—
Total			$153,193			$185,550

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
SPS COMMERCE, INC.	55	Form 10-K for the Annual Period ended December 31, 2020

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$112,907	$—	$—	$112,907
Certificate of deposit	7,708	—	—	7,708
Marketable securities:
Corporate bonds	—	5,040	—	5,040
Commercial paper	—	7,514	—	7,514
U.S. treasury securities	—	20,024	—	20,024
	$120,615	$32,578	$—	$153,193

Liabilities:
Data Masons Contingent Consideration	$—	$—	$1,878	$1,878
	$—	$—	$1,878	$1,878

	December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$151,266	$—	$—	$151,266
Certificate of deposit	7,030	—	—	7,030
Marketable securities:
Corporate bonds	—	9,805	—	9,805
Commercial paper	—	7,503	—	7,503
U.S. treasury securities	—	9,946	—	9,946
	$158,296	$27,254	$—	$185,550

Liabilities:
EDIAdmin Earn-out liability	$—	$—	$405	$405
	$—	$—	$405	$405

During the year ending December 31, 2020, we recognized a gain of $0.1 million in our consolidated statements of comprehensive income due to the remeasurement of the EDIAdmin contingent liability and paid $0.7 million for a portion of the contingent liability. The remaining portion of the earn-out liability that is expected to be paid in the first quarter of 2021 has been determined to be $0.1 million, given the completion of certain revenue milestones for the year ending December 31, 2020. As such, $0.1 million of the earn-out consideration is included in accrued expenses in the consolidated balance sheet at December 31, 2020 and transferred from the Level 3 earn-out liability.

Other than the transfer relating to the EDIAdmin contingent consideration, there were no other transfers in or out of our Level 1, 2, or 3 assets or liabilities during the years ended December 31, 2020 and 2019.

Nonrecurring Fair Value Measurements

We measure certain assets and liabilities at fair value on a nonrecurring basis. Assets that are measured at fair value on a nonrecurring basis include long-lived assets, goodwill, and indefinite-lived intangible assets, which would generally be recorded at fair value as a result of an impairment charge. Assets acquired and liabilities assumed as part of business combinations are measured at fair value. For additional information on our business

SPS COMMERCE, INC.	56	Form 10-K for the Annual Period ended December 31, 2020

combinations and the related nonrecurring fair value measurement of the assets acquired and liabilities assumed, refer to Note B.

NOTE F – Allowance for Credit Losses

The allowance for credit losses activity, included in accounts receivable, net, was as follows:

(in thousands)	2020	2019	2018
Balance, beginning of year	$1,469	$1,392	$763
Adoption of ASU 2016-13	1,069	—	—
Allowance for Data Masons acquired receivables	354	—	—
Provision for credit losses	5,660	3,499	2,592
Write-offs, net of recoveries	(4,319)	(3,422)	(1,963)
Balance, end of year	$4,233	$1,469	$1,392

NOTE G – Property and Equipment, net

Property and equipment, net included the following:

	December 31,
(in thousands)	2020	2019
Computer equipment and software	$63,225	$54,030
Office equipment and furniture	9,613	9,205
Leasehold improvements	12,746	11,091
	85,584	74,326
Less: accumulated depreciation and amortization	(59,152)	(50,574)
	$26,432	$23,752

Depreciation and amortization expense of property and equipment for the years ended December 31, 2020, 2019, and 2018 was $13.1 million, $11.1 million, and $8.6 million, respectively.

NOTE H – Goodwill and Intangible Assets, net

Goodwill

The changes in the net carrying amount of goodwill was as follows:

(in thousands)	2020	2019
Balance, beginning of year	$76,845	$69,658
Additions from business acquisitions	56,960	6,372
Foreign currency translation	1,048	815
Balance, end of year	$134,853	$76,845

Intangible Assets

 Intangible assets, net included the following:

	December 31, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net
Subscriber relationships	54,447	(24,792)	101	$29,756
Non-competition agreements	698	(691)	(4)	3
Acquired technology	33,195	(2,724)	-	30,471
	$88,340	$(28,207)	$97	$60,230
SPS COMMERCE, INC.	57	Form 10-K for the Annual Period ended December 31, 2020

	December 31, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net
Subscriber relationships	$43,640	$(27,287)	$214	$16,567
Non-competition agreements	2,495	(2,371)	10	134
Acquired technology	8,602	(2,643)	8	5,967
	$54,737	$(32,301)	$232	$22,668

The estimated annual amortization expense related to intangible assets subject to amortization for the next five years and thereafter was as follows:

(in thousands)
2021	$9,942
2022	8,838
2023	8,758
2024	7,476
2025	7,337
Thereafter	17,879
$60,230

NOTE I – Other Assets

The changes in the net amount of capitalized implementation costs for software hosting arrangements was as follows:

(in thousands)	2020	2019
Balance, beginning of year	$1,166	$455
Capitalized implementation fees	127	797
Amortization of implementation fees	(112)	(86)
Balance, end of year	$1,181	$1,166

NOTE J – Commitments and Contingencies

Leases

We are obligated under non-cancellable operating leases, primarily for office space and certain equipment, as follows:

	December 31, 2020		December 31, 2019
(In thousands, except remaining term)	Remaining Term (years)	Right-of-Use Asset	Remaining Term (years)	Right-of-Use Asset
Minneapolis, MN lease	6	$10,992	5	$10,704
Kyiv, Ukraine lease	4	1,930	5	2,316
Other leases	<1 - 5	2,659	<1 - 5	2,724
		$15,581		$15,744
SPS COMMERCE, INC.	58	Form 10-K for the Annual Period ended December 31, 2020

In December 2020, we executed the fifth amendment to our lease agreement for our current headquarters located in Minneapolis, Minnesota where we lease approximately 198,000 square feet under an agreement that expires in April 2027. The  lease also has two options to extend the term for five years each at a market rate determined in accordance with the lease. Incentives of $2.4 million are included as a lease component.

In December 2019, we executed a lease agreement for a new Kyiv, Ukraine location, where we lease approximately 17,000 square feet under an agreement that expires on May 31, 2025. The lease includes one option to extend the term for five years and six months at a market rate determined in accordance with the lease.

The components of lease expense were as follows:

	Year Ended December 31,
(in thousands)	2020	2019
Operating lease cost	$2,719	$2,569
Variable lease cost	3,578	3,390
	$6,297	$5,959

Rent expense for all operating leases, which includes minimum lease payments and other charges such as common area maintenance fees, charged to operations was as follows:

Year Ended December 31,
(in thousands)	2018
Rent expense	$5,577

Supplemental cash flow information related to leases was as follows:

	December 31,
(in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,134	$4,383
ROU assets obtained in exchange for operating lease liabilities	12,801	2,537

 Supplemental balance sheet information related to leases was as follows:

	December 31, 2020	December 31, 2019
Weighted-average remaining lease term - operating leases	5.6 years	5.0 years
Weighted-average discount rate - operating leases	4.1%	4.5%

At December 31, 2020, our future minimum payments under operating leases were as follows:

(in thousands)
2021	$3,728
2022	4,699
2023	4,431
2024	4,070
2025	3,715
Thereafter	4,753
25,396
Less: imputed interest	(2,926)
$22,470

SPS COMMERCE, INC.	59	Form 10-K for the Annual Period ended December 31, 2020

Purchase Commitments

In 2020, we entered into separate noncancelable agreements with computing infrastructure and customer relationship management vendors for services through 2023. At December 31, 2020, the total remaining purchase commitment was $17.9 million.

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

Stock Repurchase Program

On November 2, 2017, our board of directors authorized a program to repurchase up to $50.0 million of common stock over two years. On November 2, 2019, $3.7 million expired from the program. On November 2, 2019, our board of directors authorized a new program to repurchase up to $50 million of common stock. Under the program, purchases may be made from time to time in the open market over two years. As of December 31, 2020, $31.1 million of the share repurchase authorized was available for future share repurchases.

Under the programs, we purchased 0.4 million, 0.4 million, and 0.6 million shares at costs of $19.0 million, $20.6 million, and $19.9 million for the years ended December 31, 2020, 2019, and 2018, respectively.

NOTE L – Stock-Based Compensation

Our equity compensation plans provide for the grant of incentive and nonqualified stock options, as well as other stock-based awards including PSUs, RSAs, RSUs, and DSUs, to employees, non-employee directors and other consultants who provide services to us. We also provide an ESPP and 401(k) stock match.

RSAs result in the issuance of new shares when granted. For other stock-based awards, new shares are issued when the award is exercised, vested, or released according to the terms of the agreement. In February 2020, February 2019, and January 2018, 2.1 million additional shares were reserved for future issuance under our 2010 Equity Incentive Plan. At December 31, 2020 there were approximately 15.8 million shares available for grant under approved equity compensation plans.

 Stock-based compensation expense was allocated as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Cost of revenues	$3,948	$2,819	$2,168
Operating expenses
Sales and marketing	4,119	2,946	2,675
Research and development	3,626	2,651	1,505
General and administrative	7,243	6,274	6,162
	$18,936	$14,690	$12,510

SPS COMMERCE, INC.	60	Form 10-K for the Annual Period ended December 31, 2020

Stock-based compensation expense by type was as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Stock options	$2,232	$3,211	$3,355
PSUs	3,219	1,379	1,034
RSUs	10,367	7,553	5,930
RSAs and DSUs	446	519	487
ESPP	1,117	701	466
401(k) stock match	1,555	1,327	1,238
	$18,936	$14,690	$12,510

As of December 31, 2020, there was $24.1 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized over a weighted-average period of 2.4 years.

Stock Options

Stock options generally vest over four years and have a contractual term of seven to ten years from the date of grant. Our stock option activity was as follows:

		Weighted Average
	Options	Exercise Price
	(#)	($/share)
Outstanding at December 31, 2017	2,194,662	23.80
Granted	362,944	29.94
Exercised	(688,668)	20.83
Forfeited	(122,470)	28.34
Outstanding at December 31, 2018	1,746,468	25.93
Granted	184,434	53.92
Exercised	(346,098)	21.98
Forfeited	(40,892)	30.74
Outstanding at December 31, 2019	1,543,912	30.03
Granted	127,974	59.02
Exercised	(712,074)	26.11
Forfeited	(14,926)	43.14
Outstanding at December 31, 2020	944,886	36.71

Of the total outstanding options at December 31, 2020, 0.7 million were exercisable. The outstanding and exercisable options had a weighted average exercise price of $32.35 per share and a weighted average remaining contractual life of 3.4 years.

The table below presents the intrinsic value of options exercised and outstanding and factors related to our stock options:

	Year Ended December 31,
(in thousands, except per share data)	2020	2019	2018
Fair value of options vested	$3,000	$3,393	$3,689
Intrinsic value of options exercised	31,737	11,103	14,852
Intrinsic value of options outstanding	67,918	39,194	26,654
Weighted-average fair value per share of options granted	16.18	16.86	9.74
SPS COMMERCE, INC.	61	Form 10-K for the Annual Period ended December 31, 2020

The fair values of the options granted were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2020	2019	2018
Volatility	33%	33%	35%
Dividend yield	—	—	—
Life (in years)	4.01	4.43	4.44
Risk-free interest rate	0.99%	2.41%	2.54%

Performance Share Units, Restricted Stock Units and Awards, and Deferred Stock Units

In February 2020, 2019, and 2018, our executive officers were granted PSU awards with vesting contingent on our total shareholder return as compared to indexed total shareholder return over the course of a fiscal based three-year performance period, starting in the year of grant. Expense is recognized on a straight-line basis over the performance period, regardless of whether the market condition is satisfied as the likelihood of the market condition being met is included in the fair-value measurement of the award.

In February 2017, our executive officers were granted PSU awards with vesting contingent on successful attainment of pre-determined revenue targets over the course of a three-year performance period (fiscal 2017 – 2019). The awards were forfeited in 2020 as the targets were not met.

RSUs generally vest over four years and, upon vesting, the holder is entitled to receive shares of our common stock.

RSAs vest over one year and, upon vesting, the holder is entitled to receive shares of our common stock. In lieu of RSAs, a participant may elect to receive DSUs with one year vesting, but the participant directs delayed receipt of common shares of up to ten years after the end of service to us.

Activity for our PSU, RSU, RSA, and DSU was as follows:

		Weighted Average
		Grant Date Fair
	(#)	Value (per share)
Outstanding at December 31, 2017	646,560	27.59
Granted	360,198	33.19
Vested and common stock issued	(176,802)	28.74
Forfeited	(71,622)	27.52
Outstanding at December 31, 2018	758,334	29.99
Granted	288,462	55.69
Vested and common stock issued	(217,424)	31.05
Forfeited	(31,826)	34.67
Outstanding at December 31, 2019	797,546	38.80
Granted	331,264	62.78
Vested and common stock issued	(222,606)	36.06
Forfeited	(167,782)	30.09
Outstanding at December 31, 2020	738,422	52.37
SPS COMMERCE, INC.	62	Form 10-K for the Annual Period ended December 31, 2020

The number of PSUs, RSUs, and DSUs outstanding at December 31, 2020 included 122,910 units that have vested, but the shares of common stock have not yet been issued, pursuant to the terms of the agreement.

Employee Stock Purchase Plan

Our ESPP allows participating employees to purchase shares of our common stock at a discount through payroll deductions. The plan is available to all employees subject to certain eligibility requirements. Participating employees may purchase common stock, on a voluntary after-tax basis, at a price that is the lower of 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period. The plan consists of two six-month offering periods, beginning on January 1 and July 1 of each calendar year. A total of 1.9 million shares of common stock are remaining for issuance under the plan at December 31, 2020.

Our ESPP activity was as follows:

	Year Ended December 31,
(in thousands, except share data)	2020	2019	2018
Amounts for shares purchased	$3,374	$2,270	$1,745
Shares purchased	61,833	58,851	69,596

The fair value was estimated based on the market price of our common stock at the beginning of each offering period and using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2020	2019	2018
Volatility	43%	36%	26%
Dividend yield	—	—	—
Life (in years)	0.50	0.50	0.50
Risk-free interest rate	0.96%	2.36%	1.77%

NOTE M – Income Taxes

Our provisions for income taxes included current federal, foreign, and state income tax expense, as well as deferred tax expense as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Current
State	$1,249	$599	$1,103
Foreign	1,608	169	540
Deferred
Federal	4,462	6,595	3,011
State	244	1,156	224
Foreign	(469)	(161)	(410)
	$7,094	$8,358	$4,468

A reconciliation of the expected federal income tax at the statutory rate to the provision for income taxes was as follows:
SPS COMMERCE, INC.	63	Form 10-K for the Annual Period ended December 31, 2020

	Year Ended December 31,
(in thousands)	2020	2019	2018
Expected federal income tax at statutory rate	$11,063	$8,835	$5,951
State income taxes, net of federal tax effect	2,382	1,933	1,293
Tax impact of foreign activity	233	(108)	57
Nondeductible executive compensation	928	940	902
Foreign derived intangible income	(710)	—	—
Nondeductible expenses	234	329	351
Change in valuation allowance	—	—	(4)
Change in state deferred rate	32	47	38
Research and development credit	(294)	(1,252)	(1,843)
Tax impact of stock activity	(6,807)	(2,518)	(2,438)
Other	33	152	161
	$7,094	$8,358	$4,468

  Differences between our effective tax rate and statutory tax rates are primarily due to tax benefits generated upon settlement or exercise of stock awards as such activities are recognized as a reduction to income tax expense as a discrete tax item in the period that such events occur, creating potentially significant fluctuations in tax expense by period. Additionally, federal research and development credit benefits are partially offset by permanently non-deductible expenses contributing to the difference in effective and statutory tax rates.

The significant components of our deferred tax assets and liabilities were as follows:

	December 31,
(in thousands)	2020		2019
Deferred tax assets
Net operating loss and credit carryforwards	$4,539		$9,122
Stock-based compensation expense	3,605		3,944
Accounts receivable allowances	1,228		496
Accrued expenses	3,200		2,916
Deferred revenue	695		668
Lease liabilities	5,435		5,995
Other	660		9
Gross deferred tax assets		19,362		23,150
Less: valuation allowance	(1,582)		(1,068)
Total net deferred tax assets		17,780		22,082
Deferred tax liabilities
Deferred costs	(12,561)		(11,436)
Right-of-use assets	(3,754)		(4,047)
Foreign operations	(228)		(144)
Depreciation and amortization	(3,980)		(4,975)
Other	—		(43)
Total deferred tax liabilities		(20,523)		(20,645)
Net deferred tax assets (liabilities)		$(2,743)		$1,437

As of December 31, 2020, we had net operating loss carryforwards of $17.5 million for U.S. federal tax purposes and $1.5 million for state tax purposes. If not utilized, the loss carryforwards will expire between 2021 and 2024 for federal tax purposes and between 2028 and 2031 for state tax purposes. Section 382 of the U.S. Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that might be used to offset taxable income when a corporation has undergone significant changes in stock ownership. As of December 31, 2020,  all $17.5 million of our net operating loss carryforwards are subject to Section 382 limitations, of which we believe $14.6 million of federal losses will expire unused due to Section 382 limitations.  Accordingly, our deferred tax assets are reported net of the Section 382 limitations.
SPS COMMERCE, INC.	64	Form 10-K for the Annual Period ended December 31, 2020

As of December 31, 2020, we had federal research and development (“R&D”) credit carryforwards, net of Section 383 limitations, of $2.2 million, which, if not utilized, will begin to expire in 2039. We had state research and development credit carryforwards of $1.6 million which, if not utilized, will begin to expire in 2025.

As of December 31, 2020, we had a valuation allowance against our deferred tax assets of $1.6 million. The valuation allowance is established for state credit carryforwards that we do not expect to utilize based on our current expectations of future state taxable income.

We are subject to income taxes for U.S. federal and various state and international jurisdictions. We are generally subject to U.S. federal and state tax examinations for most prior tax years due to our net operating loss and R&D credit carryforwards and the utilization of the carryforwards in years still open under statute.

As of December 31, 2020, we do not have any unrecognized tax benefits. It is our practice to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We do not expect any material changes in our unrecognized tax positions over the next 12 months.

NOTE N – Net Income Per Share

The following table presents the components of the computation of basic and diluted net income per share for the periods indicated:

	Year Ended December 31,
(in thousands, except per share amounts)	2020	2019	2018
Numerator
Net income	$45,586	$33,712	$23,872
Denominator
Weighted average common shares outstanding, basic	35,226	35,024	34,392
Options to purchase common stock	611	680	612
PSUs, RSUs, RSAs, and DSUs	448	298	208
Weighted average common shares outstanding, diluted	36,285	36,002	35,212
Net income per share
Basic	$1.29	$0.96	$0.69
Diluted	$1.26	$0.94	$0.68

The following table presents the effect of the outstanding potential common shares that were excluded from the calculation of diluted net income per share as they were anti-dilutive:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Antidilutive shares	26	181	1

NOTE O – Retirement Savings Plan

We sponsor a 401(k) retirement savings plan for our employees. Employees can contribute up to 80% of their compensation, subject to the limits established by law, and we match 50% of the employee’s contribution up to the first 6% of pre-tax annual compensation. A portion of our match is in company stock, which is purchased from the open market by our plan provider and immediately deposited into the employee’s 401(k) account. Additionally, we make statutory contributions to retirement plans as required by local foreign government regulations. Our total contributions to the plan were $3.9 million, $3.3 million and $2.9 million for the years ended December 31, 2020, 2019, and 2018, respectively.

NOTE P – Related Party Transactions

SPS Commerce Foundation (the “Foundation”) is a Minnesota non-profit organization exempt from federal taxation under Section 501(c)(3) of the Internal Revenue Code. The Foundation was formed in 2015 to engage in, advance, support, promote and administer charitable activities. The directors of the Foundation are also our officers.

SPS COMMERCE, INC.	65	Form 10-K for the Annual Period ended December 31, 2020

These officers receive no compensation from the Foundation for the management services performed for the Foundation. The Foundation is not a subsidiary of ours and the financial results of the Foundation are not consolidated with our financial statements. For the years ended December 31, 2020, 2019, and 2018, we made contributions to the Foundation of $1.8 million, less than $0.1 million, and $0.7 million, respectively. We have no current legal obligations for future commitments to the Foundation.

NOTE Q – Geographic Information

For the years ended December 31, 2020, 2019, and 2018, 85%, 85%, and 83%, respectively, of our revenue was attributable to customers based within the United States. No single jurisdiction outside of the U.S. had revenues in excess of 10%.

At December 31, 2020 and 2019, 15% and 8%, respectively, of property and equipment, net was located at subsidiary and office locations outside of the United States.
SPS COMMERCE, INC.	66	Form 10-K for the Annual Period ended December 31, 2020

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020, the end of the period covered by this Annual Report on Form 10-K. This evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Disclosure controls and procedures means controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed such that information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO and CFO have concluded that as of December 31, 2020, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed our internal control over financial reporting as of December 31, 2020, based on criteria for effective internal control over financial reporting established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2020 based on the specified criteria.

For the year ended December 31, 2020, management’s assessment of our internal control over financial reporting excluded the internal control over financial reporting of the Data Masons business, which was acquired on December 16, 2020. Pursuant to the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope for a period not to exceed one year from the date of acquisition, the scope of our most recent assessment did not include Data Masons. Our assessment of the effectiveness of internal control over financial reporting as of December 31, 2021 will include Data Masons. As of and for the three and twelve months ended December 31, 2020, excluding net intangible assets and goodwill, Data Masons represented approximately 3% of our total consolidated assets and less than 1% of our consolidated revenues.

SPS COMMERCE, INC.	67	Form 10-K for the Annual Period ended December 31, 2020

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report, which is included under Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

SPS COMMERCE, INC.	68	Form 10-K for the Annual Period ended December 31, 2020

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to executive officers is contained in Item 1 of this Annual Report on Form 10-K under the heading “Information About our Executive Officers” and with respect to other information relating to our directors and executive officers will be set forth in the 2021 Proxy Statement under the caption “Item 1 – Election of Directors,” which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference.

The information required by this item under Item 407(c)(3) of Regulation S-K is incorporated herein by reference to the section titled “Information Regarding the Board of Directors and Corporate Governance—Procedures for Selecting and Nominating Director Candidates” of the 2021 Proxy Statement.

The information required by this item under Item 407(d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference to the section titled “Information Regarding the Board of Directors and Corporate Governance—Board Committees” of the 2021 Proxy Statement.

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

The information required by this item is incorporated herein by reference to the sections titled “Executive Compensation,” “Information Regarding the Board of Directors and Corporate Governance—Director Compensation” and “Certain Relationships and Related Transactions—Compensation Committee Interlocks and Insider Participation” of the 2021 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the section titled “Security Ownership” of the 2021 Proxy Statement.

Equity Compensation Plan Information

The following table summarizes the number of shares of our common stock to be issued upon exercise of outstanding stock options and settlement of restricted stock unit awards granted under our equity plans as of December 31, 2020. The table also includes the weighted-average exercise price of outstanding stock options and the number of shares of our common stock remaining available for future issuance under the plans for all awards.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights		Number of shares remaining available for future issuance under equity compensation plans (excluding shares in first column)
Equity compensation plans approved by stockholders(1)(2)	1,819,750	(3)	36.71	(4)	15,757,726	(5)
Equity compensation plans not approved by stockholders	None		N/A		None

(1)	Includes the 2001 Stock Option Plan, the 2010 Equity Incentive Plan and the Employee Stock Purchase Plan.
(2)

The 2010 Equity Incentive Plan contains an “evergreen” provision, pursuant to which the number of shares of common stock reserved for issuance under the 2010 Equity Incentive Plan shall be increased on January 1 of

SPS COMMERCE, INC.	69	Form 10-K for the Annual Period ended December 31, 2020

each year beginning in 2011 and ending on January 1, 2020 in an amount equal to the lesser of 6% of the total number of our shares outstanding as of December 31 of the immediately preceding calendar year or a number of shares determined by our board of directors; provided, however, no more than 2,403,000 shares of our common stock may be issued upon the exercise of incentive stock options.

(3)	Includes 944,886 shares subject to outstanding and unexercised stock options and 874,864 shares issuable in settlement of RSU and PSU awards.
(4)	The weighted average exercise price reflects only the outstanding stock options, as the other forms of awards disclosed in this note entail the issuance of shares for the payment of no consideration.
(5)	Includes 1,852,748 shares remaining available for future issuance under the Employee Stock Purchase Plan.
Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the sections titled “Certain Relationships and Related Transactions,” and “Information Regarding the Board of Directors and Corporate Governance—Director Independence” of the 2021 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the section titled “Audit Committee Report and Payment of Fees to Our Independent Auditor” of the 2021 Proxy Statement.

SPS COMMERCE, INC.	70	Form 10-K for the Annual Period ended December 31, 2020

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following documents are filed as a part of this Annual Report on Form 10-K:

(a)	Financial Statements: The financial statements filed as a part of this report are listed in Part II, Item 8.
(b)	Financial Statement Schedules: The schedules are either not applicable or the required information is presented in the consolidated financial statements or notes thereto.
(c)	Exhibits: The exhibits incorporated by reference or filed as a part of this Annual Report on Form 10-K are listed in the Exhibit Index prior to the signatures to this report.
Item 16.	Form 10-K Summary

None.

SPS COMMERCE, INC.	71	Form 10-K for the Annual Period ended December 31, 2020

EXHIBIT INDEX

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

2.1	Membership Interest Purchase Agreement, dated December 16, 2020	8-K	12/17/2020	2.1

3.1	Ninth Amended and Restated Certificate of Incorporation	8-K	05/21/2020	3.2

3.2	Amended and Restated Bylaws	8-K	10/17/2017	3.1

4.1	Description of Capital Stock				X

10.1	2001 Stock Option Plan**	S-1/A	01/11/2010	10.3

10.2	Form of Incentive Stock Option Agreement under 2001 Stock Option Plan**	S-1/A	01/11/2010	10.4

10.3	Form of Non-Statutory Stock Option Agreement (Director) under 2001 Stock Option Plan**	S-1/A	01/11/2010	10.5

10.4	2010 Equity Incentive Plan, as amended effective October 29, 2014**	10-K	02/20/2015	10.6

10.5	Form of Incentive Stock Option Agreement under 2010 Equity Incentive Plan**	8-K	02/17/2012	10.2

10.6	Form of Non-Statutory Stock Option Agreement (Employee) under 2010 Equity Incentive Plan**	8-K	02/17/2012	10.3

10.7	Form of Non-Statutory Stock Option Agreement (Director) under 2010 Equity Incentive Plan**	8-K	02/17/2012	10.4

10.8	Form of Restricted Stock Unit Award Agreement under 2010 Equity Incentive Plan**	8-K	02/15/2017	99.2

10.9	Form of Restricted Stock Award Agreement under 2010 Equity Incentive Plan**	10-Q	05/08/2012	10.6

10.10	Form of Performance Stock Unit Agreement under 2010 Equity Incentive Plan**	8-K	02/18/2018	10.1

10.11	Form of Deferred Stock Unit Agreement under 2010 Equity Incentive Plan	10-Q	04/26/2019	10.2

10.13	Form of Indemnification Agreement for Independent Directors	S-1/A	01/11/2010	10.18

10.14	Form of Indemnification Agreement for Archie C. Black**	S-1/A	01/11/2010	10.19

SPS COMMERCE, INC.	72	Form 10-K for the Annual Period ended December 31, 2020

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
10.18	Management Incentive Plan**	8-K	02/03/2016	10.2

10.19	Amended and Restated Executive Severance and Change in Control Agreement between the Company and Archie C. Black**	8-K	02/18/2020	10.1

10.20	Form of Amended and Restated Executive Severance and Change in Control Agreement**	8-K	02/18/2020	10.2

10.21	Non-Employee Director Compensation Summary**	10-Q	04/30/2020	10.3

21.1	Subsidiaries of the registrant				X

23.1	Consent of KPMG LLP				X

24.1	Power of Attorney (included on signature page)				X

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T				X

104	The cover page from the Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL.				X

**	Indicates management contract or compensatory plan or arrangement.
SPS COMMERCE, INC.	73	Form 10-K for the Annual Period ended December 31, 2020

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 23, 2021	SPS COMMERCE, INC.

	By:	/s/ ARCHIE C. BLACK
Archie C. Black
President and Chief Executive Officer

Each of the undersigned hereby appoints Archie C. Black and Kimberly K. Nelson, and each of them (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Exchange Act of 1934, any and all amendments and exhibits to this annual report on Form 10-K and any and all applications, instruments, and other documents to be filed with the Securities and Exchange Commission pertaining to this annual report on Form 10-K or any amendments thereto, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2021.

Name and Signature	Title

/s/ ARCHIE C. BLACK	Chief Executive Officer, President and Director
Archie C. Black	(principal executive officer)

/s/ KIMBERLY K. NELSON	Executive Vice President and Chief Financial Officer
Kimberly K. Nelson	(principal financial and accounting officer)

/s/ MARTIN J. LEESTMA	Director
Martin J. Leestma

/s/ JAMES B. RAMSEY	Director
James B. Ramsey

/s/ MARTY M. RÉAUME	Director
Marty M. Réaume

/s/ TAMI L. RELLER	Director
Tami L. Reller

/s/ PHILIP E. SORAN	Director
Philip E. Soran

/s/ ANNE SEMPOWSKI WARD	Director
Anne Sempowski Ward

/s/ SVEN A. WEHRWEIN	Director
Sven A. Wehrwein

SPS COMMERCE, INC.	74	Form 10-K for the Annual Period ended December 31, 2020