Form 10-Q
period 2021-03-31
SPS COMMERCE INC
filed 2021-04-29
CIK 1092699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2021

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding at April 23, 2021 was 35,863,210 shares.

SPS COMMERCE, INC.

QUARTERLY REPORT ON FORM 10-Q

Unless the context otherwise requires, for purposes of the Quarterly Report on Form 10-Q, the words “we,” “us,” “our,” the “Company,” “SPS,” and “SPS Commerce” refer to SPS Commerce, Inc.

SPS COMMERCE, INC.	2	Form 10-Q for the Quarterly Period ended March 31, 2021

PART I. – FINANCIAL INFORMATION

Item 1.Financial Statements

SPS COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In thousands, except shares)	2021	2020
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$169,274	$149,692
Short-term investments	39,174	37,786
Accounts receivable	39,271	37,811
Allowance for credit losses	(4,001)	(4,233)
Accounts receivable, net	35,270	33,578
Deferred costs	38,666	37,988
Other assets	14,490	12,312
Total current assets	296,874	271,356
PROPERTY AND EQUIPMENT, less accumulated depreciation of $62,947 and $59,152, respectively	26,606	26,432
OPERATING LEASE RIGHT-OF-USE ASSETS	15,296	15,581
GOODWILL	135,263	134,853
INTANGIBLE ASSETS, net	57,594	60,230
INVESTMENTS	2,500	2,500
OTHER ASSETS
Deferred costs, non-current	12,874	12,607
Deferred income tax assets	210	194
Other assets, non-current	2,620	2,705
Total assets	$549,837	$526,458
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$5,081	$5,354
Accrued compensation	20,428	22,872
Accrued expenses	10,018	11,161
Deferred revenue	44,481	37,947
Operating lease liabilities	3,424	2,798
Total current liabilities	83,432	80,132
OTHER LIABILITIES
Deferred revenue, non-current	4,027	2,996
Operating lease liabilities, non-current	18,743	19,672
Deferred income tax liabilities	3,112	2,937
Total liabilities	109,314	105,737
COMMITMENTS and CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 110,000,000 shares authorized; 37,474,834 and 37,100,467 shares issued; and 35,861,584 and 35,487,217 outstanding, respectively	37	37
Treasury stock, at cost; 1,613,250 shares	(65,247)	(65,247)
Additional paid-in capital	402,860	393,462
Retained earnings	103,690	93,490
Accumulated other comprehensive loss	(817)	(1,021)
Total stockholders’ equity	440,523	420,721
Total liabilities and stockholders’ equity	$549,837	$526,458

See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.	3	Form 10-Q for the Quarterly Period ended March 31, 2021

SPS COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
(In thousands, except per share amounts) (Unaudited)	2021	2020
Revenues	$90,094	$74,192
Cost of revenues	29,970	23,544
Gross profit	60,124	50,648
Operating expenses
Sales and marketing	21,355	18,299
Research and development	8,706	7,568
General and administrative	14,737	11,909
Amortization of intangible assets	2,664	1,336
Total operating expenses	47,462	39,112
Income from operations	12,662	11,536
Other expense, net	(325)	(673)
Income before income taxes	12,337	10,863
Income tax expense	2,137	1,348
Net income	$10,200	$9,515
Other comprehensive income (expense)
Foreign currency translation adjustments	192	(3,864)
Unrealized gain (loss) on investments, net of tax of ($15) and $24	(45)	71
Reclassification of (gain) loss on investments into earnings, net of tax of $19 and ($26)	57	(79)
Total other comprehensive income (expense)	204	(3,872)
Comprehensive income	$10,404	$5,643

Net income per share
Basic	$0.29	$0.27
Diluted	$0.28	$0.26

Weighted average common shares used to compute net income per share
Basic	35,751	35,072
Diluted	36,722	35,926

 See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.	4	Form 10-Q for the Quarterly Period ended March 31, 2021

SPS COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Stockholders'
(In thousands, except shares) (Unaudited)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balances, December 31, 2019	34,863,271	$36	1,241,348	$(46,297)	$354,115	$48,973	$(1,951)	$354,876
Stock-based compensation	—	—	—	—	3,968	—	—	3,968
Shares issued pursuant to stock awards	367,814	—	—	—	3,683	—	—	3,683
Employee stock purchase plan	2,015	—	—	—	87	—	—	87
Repurchases of common stock	(240,275)		240,275	(12,000)	—	—	—	(12,000)
Net income	—	—	—	—	—	9,515	—	9,515
Foreign currency translation adjustments	—	—	—	—	—	—	(3,864)	(3,864)
Unrealized gain on investments, net of tax	—	—	—	—	—	—	71	71
Reclassification of gain on investments into earnings, net of tax	—	—	—	—	—	—	(79)	(79)
Adoption of ASU 2016-13	—	—	—	—	—	(1,069)	—	(1,069)
Balances, March 31, 2020	34,992,825	$36	1,481,623	$(58,297)	$361,853	$57,419	$(5,823)	$355,188

Balances, December 31, 2020	35,487,217	$37	1,613,250	$(65,247)	$393,462	$93,490	$(1,021)	$420,721
Stock-based compensation	—	—	—	—	6,491	—	—	6,491
Shares issued pursuant to stock awards	372,746	—	—	—	2,802	—	—	2,802
Employee stock purchase plan	1,621	—	—	—	105	—	—	105
Net income	—	—	—	—	—	10,200	—	10,200
Foreign currency translation adjustments	—	—	—	—	—	—	192	192
Unrealized loss on investments, net of tax	—	—	—	—	—	—	(45)	(45)
Reclassification of loss on investments into earnings, net of tax	—	—	—	—	—	—	57	57
Balances, March 31, 2021	35,861,584	$37	1,613,250	$(65,247)	$402,860	$103,690	$(817)	$440,523

  See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.	5	Form 10-Q for the Quarterly Period ended March 31, 2021

SPS COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
(In thousands) (Unaudited)	2021	2020
Cash flows from operating activities
Net income	$10,200	$9,515
Reconciliation of net income to net cash provided by operating activities
Deferred income taxes	163	668
Change in earn-out liability	—	72
Depreciation and amortization of property and equipment	3,765	3,138
Amortization of intangible assets	2,664	1,336
Provision for credit losses	1,205	1,285
Stock-based compensation	6,925	4,344
Other, net	76	(105)
Changes in assets and liabilities
Accounts receivable	(2,828)	(1,053)
Deferred costs	(986)	(256)
Other current and non-current assets	(2,257)	2,041
Accounts payable	(828)	655
Accrued compensation	(2,988)	(9,302)
Accrued expenses	(1,052)	(615)
Deferred revenue	7,565	3,396
Operating leases	(19)	(452)
Net cash provided by operating activities	21,605	14,667
Cash flows from investing activities
Purchases of property and equipment	(3,263)	(3,965)
Purchases of investments	(14,039)	(12,460)
Maturities of investments	12,500	15,875
Net cash used in investing activities	(4,802)	(550)
Cash flows from financing activities
Repurchases of common stock	—	(12,000)
Net proceeds from exercise of options to purchase common stock	2,802	3,683
Net proceeds from employee stock purchase plan	105	87
Payment for earn-out liability	(164)	(688)
Net cash provided by (used in) financing activities	2,743	(8,918)
Effect of foreign currency exchange rate changes	36	33
Net increase in cash and cash equivalents	19,582	5,232
Cash and cash equivalents at beginning of period	149,692	179,252
Cash and cash equivalents at end of period	$169,274	$184,484

See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.	6	Form 10-Q for the Quarterly Period ended March 31, 2021

SPS COMMERCE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE A – General

Business Description

SPS Commerce is a leading provider of cloud-based supply chain management solutions that make it easier for retailers, suppliers, grocers, distributors, and logistics firms to orchestrate the management of item data, order fulfillment, inventory control and sales analytics across all channels. For many businesses, implementing and maintaining a suite of supply chain management capabilities is resource-intensive and not a core competency. The solutions offered by SPS Commerce eliminate the need for on-premise software and support staff by taking on that capability on the customer’s behalf. These solutions also enable our customers to increase their supply cycle agility, optimize their inventory levels and sell-through, reduce operational costs and gain increased visibility into customer orders, helping ensure that suppliers, grocers, distributors, and logistics firms can satisfy retailer requirements.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of SPS Commerce, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

This interim financial information has been prepared under the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and notes required by GAAP. We have included all normal recurring adjustments considered necessary to provide a fair presentation of our financial position, results of operations, stockholders’ equity, and cash flows for the interim periods shown. Operating results for these interim periods are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”).

Business Combinations

In December 2020, we acquired all of the outstanding equity ownership interests of D Masons Software, LLC (“Data Masons”). As of December 31, 2020 and March 31, 2021, the purchase accounting for the acquisition is not finalized. Provisional amounts are primarily related to intangible assets, net working capital, and tax positions. We expect to finalize the allocation of the purchase price within the one-year measurement period following the acquisition. During the three months ended March 31, 2021, the only change in the purchase accounting was a $0.3 million reduction of amounts due from the seller as part of the initial net working capital adjustment and a corresponding increase to goodwill. Subsequent to March 31, 2021, the net working capital amount was finalized without change from the amounts recorded at March 31, 2021.

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

Recently Issued and Adopted Accounting Pronouncements

For the three months ended March 31, 2021, there were no newly adopted accounting pronouncements. As of March 31, 2021, there are no recently issued but not yet adopted accounting pronouncements that are expected to materially impact our consolidated financial statements.

Significant Accounting Policies

There were no material changes in our significant accounting policies during the three months ended March 31, 2021. See Note A to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC, for additional information regarding our significant accounting policies.

SPS COMMERCE, INC.	7	Form 10-Q for the Quarterly Period ended March 31, 2021

NOTE B – Revenue

We derive our revenues from the following revenue streams:

	Three Months Ended
	March 31,
(In thousands)	2021	2020
Recurring revenues:
Fulfillment	$71,404	$59,103
Analytics	10,144	9,736
Other	1,253	1,199
Recurring Revenues	82,801	70,038
One-time revenues	7,293	4,154
	$90,094	$74,192

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

Recurring Revenues

Recurring revenues consist of recurring subscriptions from customers that utilize our Fulfillment, Analytics, and Other cloud-based supply chain management solutions. Revenue for these solutions is generally recognized on a ratable basis over the contract term beginning on the date that our service is made available to the customer. Our contracts with our recurring revenue customers are recurring in nature, ranging from monthly to annual, and generally allow the customer to cancel the contract for any reason with 30 to 90 days’ notice. Timing of billings varies by customer and by contract type and are either in advance or within 30 days of the service being performed.

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

SPS COMMERCE, INC.	8	Form 10-Q for the Quarterly Period ended March 31, 2021

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

The table below presents the activity of the portion of the deferred revenue liability relating to set-up fees:

	Three Months Ended
	March 31,
(In thousands)	2021	2020
Balance, beginning of period	$11,118	$10,518
Invoiced set-up fees	3,867	2,719
Amortized set-up fees	(2,883)	(2,665)
Balance, end of period	$12,102	$10,572

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

NOTE C – Deferred Costs

The deferred costs and amortization of deferred costs activity was as follows:
	Three Months Ended
	March 31,
(In thousands)	2021	2020
Balance, beginning of period	$50,595	$46,941
Incurred deferred costs	13,427	12,721
Amortized deferred costs	(12,482)	(12,726)
Balance, end of period	$51,540	$46,936

NOTE D – Financial Instruments

We invest primarily in money market funds, certificates of deposit, highly liquid debt instruments of the United States (“U.S.”) government and U.S. corporate debt securities. All investments with remaining maturities of less than one year from the balance sheet date are classified as short-term investments. Investments with remaining maturities of more than one year from the balance sheet date are classified as long-term investments. Our short-term marketable securities are classified as available-for-sale. We intend to hold marketable securities until maturity; however, we may sell these securities at any time for use in current operations or for other purposes.

Our marketable securities are carried at fair value and unrealized gains and losses on these investments, net of taxes, are included in accumulated other comprehensive loss in the condensed consolidated balance sheets. Realized gains or losses are included in other expense, net in the condensed consolidated statements of comprehensive income. Certain securities accrue interest that is included in other expense, net. The unrealized gains (losses) noted below are exclusive of previously recognized interest income. When a determination has been made that the fair value of a marketable security is below its amortized cost basis, the portion of the unrealized loss that corresponds to a credit-related factor is realized through a credit allowance on the marketable security and the equivalent expense is realized in other expense, net in the condensed consolidated statements of comprehensive income.

SPS COMMERCE, INC.	9	Form 10-Q for the Quarterly Period ended March 31, 2021

Cash equivalents and investments consisted of the following:

	March 31, 2021			December 31, 2020
(In thousands)	Amortized Cost	Unrealized Gains (Losses), net	Fair Value	Amortized Cost	Unrealized Losses, net	Fair Value
Cash equivalents:
Money market funds	$118,485	$—	$118,485	$112,907	$—	$112,907
Certificates of deposit	7,618	—	7,618	7,708	—	7,708
Marketable securities:
Corporate bonds	7,564	(40)	7,524	5,069	(29)	5,040
Commercial paper	2,493	7	2,500	7,569	(55)	7,514
U.S. treasury securities	24,094	(62)	24,032	20,051	(27)	20,024
	$160,254	$(95)	$160,159	$153,304	$(111)	$153,193
Maturing within one year			$157,659			$150,693
Maturing within one to two years			2,500			2,500
Total			$160,159			$153,193

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

For the contingent consideration liability, related to the Data Masons acquisition, we are required to pay the former owners of Data Masons $1.9 million in the event the Paycheck Protection Program (“PPP”) Loan (“PPP Loan”) acquired in the acquisition is forgiven in full. In November 2020, Data Masons applied for full forgiveness of the PPP Loan. At March 31, 2021, although unknown, we determined that it is probable that Data Masons’ use of the PPP Loan proceeds will meet the conditions for full forgiveness under the PPP. Subsequent to March 31, 2021, the Small Business Administration approved the full forgiveness of the PPP Loan and as such, the payment of the $1.9 million contingent liability is anticipated to be made in the three months ending June 30, 2021.

SPS COMMERCE, INC.	10	Form 10-Q for the Quarterly Period ended March 31, 2021

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	March 31, 2021				December 31, 2020
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$118,485	$—	$—	$118,485	$112,907	$—	$—	$112,907
Certificates of deposit	7,618	—	—	7,618	7,708	—	—	7,708
Marketable securities:
Corporate bonds	—	7,524	—	7,524	—	5,040	—	5,040
Commercial paper	—	2,500	—	2,500	—	7,514	—	7,514
U.S. treasury securities	—	24,032	—	24,032	—	20,024	—	20,024
	$126,103	$34,056	$—	$160,159	$120,615	$32,578	$—	$153,193

Liabilities:
Contingent consideration	$—	$—	$1,878	$1,878	$—	$—	$1,878	$1,878
	$—	$—	$1,878	$1,878	$—	$—	$1,878	$1,878

There were no transfers in or out of our Level 1, 2, or 3 assets or liabilities during the three months ended March 31, 2021.

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

Other Fair Value Disclosures

The carrying amounts of our short-term financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, when applicable, approximate their respective fair values due to their short-term nature.

NOTE E – Allowance for Credit Losses

The allowance for credit losses activity, included in accounts receivable, net, was as follows:

	Three Months Ended
	March 31,
(In thousands)	2021	2020
Balance, beginning of period	$4,233	$1,469
Adoption of ASU 2016-13	—	1,069
Provision for credit losses	1,205	1,285
Write-offs, net of recoveries	(1,437)	(884)
Balance, end of period	$4,001	$2,939

NOTE F – Goodwill and Intangible Assets, net

Goodwill

The changes in the net carrying amount of goodwill was as follows:

	Three Months Ended
	March 31,
(In thousands)	2021	2020
Balance, beginning of period	$134,853	$76,845
Remeasurement from provisional purchase accounting amount	268	—
Foreign currency translation adjustments	142	(2,382)
Balance, end of period	$135,263	$74,463

SPS COMMERCE, INC.	11	Form 10-Q for the Quarterly Period ended March 31, 2021

Intangible Assets

Intangible assets subject to amortization are amortized over their respective useful lives (ranging from three to ten years). Intangible assets, net included the following:

	March 31, 2021
	Gross		Foreign
	Carrying	Accumulated	Currency
(In thousands)	Amount	Amortization	Translation	Net
Subscriber relationships	$54,870	$(25,808)	$(314)	$28,748
Non-competition agreements	708	(708)	—	—
Acquired technology	33,216	(4,370)	—	28,846
	$88,794	$(30,886)	$(314)	$57,594

	December 31, 2020
	Gross		Foreign
	Carrying	Accumulated	Currency
(In thousands)	Amount	Amortization	Translation	Net
Subscriber relationships	$54,447	$(24,792)	$101	$29,756
Non-competition agreements	698	(691)	(4)	3
Acquired technology	33,195	(2,724)	—	30,471
	$88,340	$(28,207)	$97	$60,230

The estimated annual amortization expense related to intangible assets subject to amortization for the next five years is as follows:

(In thousands)
Remainder of 2021	$7,287
2022	8,848
2023	8,769
2024	7,476
2025	7,337
Thereafter	17,877
$57,594

NOTE G – Other Assets

The changes in the net amount of capitalized implementation costs for software hosting arrangements was as follows:

	Three Months Ended
	March 31,
(In thousands)	2021	2020
Balance, beginning of period	$1,181	$1,166
Capitalized implementation fees	46	51
Amortization of implementation fees	(57)	(29)
Balance, end of period	$1,170	$1,188

NOTE H – Commitments and Contingencies

Leases

SPS COMMERCE, INC.	12	Form 10-Q for the Quarterly Period ended March 31, 2021

We are obligated under non-cancellable operating leases, primarily for office space, as follows:

	March 31, 2021		December 31, 2020
(In thousands, except remaining term)	Remaining Term (years)	Right-of-Use Asset	Remaining Term (years)	Right-of-Use Asset
Minneapolis, MN lease	6	$11,095	6	$10,992
Kyiv, Ukraine lease	4	1,832	4	1,930
Other leases	<1 - 5	2,369	<1 - 5	2,659
		$15,296		$15,581

Some of our leases may include options to extend the leases for up to five years. The options to extend our leases are not recognized as part of our Right-of-Use (“ROU”) assets and lease liabilities as it is not reasonably certain that we will exercise those options. Additionally, our agreements do not include options to terminate the leases.

The components of lease expense were as follows:

	Three Months Ended
	March 31,
(In thousands)	2021	2020
Operating lease cost	$540	$595
Variable lease cost	768	892
	$1,308	$1,487

Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	March 31,
(In thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	521	1,112
ROU assets obtained in exchange for operating lease liabilities	—	29

Supplemental balance sheet information related to leases was as follows:

	March 31, 2021	December 31, 2020
Weighted-average remaining lease term - operating leases	5.4 years	5.6 years
Weighted-average discount rate - operating leases	4.1%	4.1%

At March 31, 2021, our future minimum payments under operating leases were as follows:

(In thousands)
Remainder of 2021	$3,149
2022	4,695
2023	4,427
2024	4,067
2025	3,715
Thereafter	4,850
24,903
Less: imputed interest	(2,736)
$22,167

Purchase Commitments

We have entered into separate noncancelable agreements with computing infrastructure and customer relationship management vendors for services through 2023. At March 31, 2021, the total remaining purchase commitments were $16.2 million.

SPS COMMERCE, INC.	13	Form 10-Q for the Quarterly Period ended March 31, 2021

NOTE I – Stockholders’ Equity

Stock Repurchase Program

On November 2, 2019, our board of directors authorized a program to repurchase up to $50 million of common stock. Under the program, purchases may be made from time to time in the open market over two years. For the three months ended March 31, 2021, we did not repurchase any shares. As of March 31, 2021, $31.1 million of the share repurchase program was available for future share repurchases.

NOTE J – Stock-Based Compensation

Our equity compensation plans provide for the grant of incentive and nonqualified stock options, as well as other stock-based awards including performance share units (“PSUs”), restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and deferred stock units (“DSUs”). We also have an employee stock purchase plan (“ESPP”). We recognize stock-based compensation expense based on grant date award fair value. This cost is recognized over the period for which the employee is required to provide service in exchange for the award or the award performance period, except for expense relating to retirement-eligible employees that have not given their required notice, which is recognized on a pro-rata basis over the notice period prior to retirement. At March 31, 2021, there were 13.6 million shares available for grant under approved equity compensation plans.

Stock-based compensation expense was allocated in the condensed consolidated statements of comprehensive income as follows:

	Three Months Ended
	March 31,
(In thousands)	2021	2020
Cost of revenues	$1,503	$808
Operating expenses
Sales and marketing	1,482	846
Research and development	911	923
General and administrative	3,029	1,767
	$6,925	$4,344

Stock-based compensation expense by plan type was as follows:

	Three Months Ended
	March 31,
(In thousands)	2021	2020
Stock options	$551	$594
PSUs	2,084	696
RSUs	3,423	2,329
RSAs	106	127
ESPP	326	222
401(k) stock match	435	376
	$6,925	$4,344

As of March 31, 2021, there was $40.6 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a straight-line basis over a weighted average period of 2.8 years.

SPS COMMERCE, INC.	14	Form 10-Q for the Quarterly Period ended March 31, 2021

Stock Options

Our stock option activity was as follows:

	Three Months Ended March 31, 2021
		Weighted Average
	Options (#)	Exercise Price (per share)
Outstanding, beginning of period	944,886	$36.71
Granted	34,395	110.42
Exercised	(87,658)	31.97
Forfeited	(1,560)	51.57
Outstanding, end of period	890,063	40.00

Of the total outstanding options at March 31, 2021, 0.7 million were exercisable. The outstanding and exercisable options had a weighted average exercise price of $33.82 per share and a weighted average remaining contractual life of 3.4 years.

The weighted average grant date fair value of options granted during the first three months of 2021 was $31.16 per share. This was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Volatility	35.3%
Dividend yield	0%
Life (in years)	4.0
Risk-free interest rate	0.4%

Performance Share Units, Restricted Stock Units and Awards, and Deferred Stock Units

In each of the quarters ended March 31, 2021, 2020, 2019, and 2018 we granted PSU awards with a target performance level. These awards are earned based upon the Company’s total shareholder return as compared to an indexed total shareholder return over the course of a fiscal based three-year performance period, starting in the year of grant. Awards vest in the quarter following the conclusion of the performance period. In the three months ended March 31, 2021, PSU awards granted in 2018 vested at the maximum performance level and 0.1 million shares of common stock were issued.

Our PSU, RSU, RSA, and DSU activity was as follows:

	Three Months Ended March 31, 2021
		Weighted Average Grant
	#	Date Fair Value (per unit)
Outstanding, beginning of period	738,422	$52.37
Granted	236,504	99.10
Vested and common stock issued	(286,888)	38.58
Forfeited	(6,077)	54.98
Outstanding, end of period	681,961	74.36

Employee Stock Purchase Plan

Our ESPP activity was as follows:

	Three Months Ended
	March 31,
(In thousands, except share data)	2021	2020
Amounts for shares purchased	$105	$87
Shares purchased	1,621	2,015

SPS COMMERCE, INC.	15	Form 10-Q for the Quarterly Period ended March 31, 2021

A total of 1.9 million shares of common stock are reserved for issuance under the ESPP as of March 31, 2021.

The fair value was estimated based on the market price of our common stock at the beginning of the offering period using the Black-Scholes option pricing model with the following assumptions:

Volatility	58.7%
Dividend yield	0%
Life (in years)	0.5
Risk-free interest rate	0.2%

NOTE K – Income Taxes

We record our interim provision for income taxes by applying our estimated annual effective tax rate to our year-to-date pretax income and adjust the provision for discrete tax items recorded in the period. Differences between our effective tax rate and statutory tax rates are primarily due to the impact of permanently non-deductible expenses partially offset by the federal research and development credits and tax benefits associated with foreign-derived intangible income. Additionally, excess tax benefits generated upon settlement or exercise of stock awards are recognized as a reduction to income tax expense as a discrete tax item in the quarter that the event occurs creating potentially significant fluctuation in tax expense by quarter and by year. Our provisions for income taxes includes current federal, state, and foreign income tax expense, as well as deferred tax expense.

As of March 31, 2021, we did not have any unrecognized tax benefits, accrued interest, or tax penalties.

NOTE L – Other Income and Expense

Other expense, net included the following:

	Three Months Ended
	March 31,
(In thousands)	2021	2020
Investment income	$97	$640
Realized loss from foreign currency on cash and investments held	(289)	(1,243)
Other income (expense), net	(133)	2
Change in earn-out liability	—	(72)
	$(325)	$(673)

Effective January 1, 2021, all realized gains or losses and interest income on our investments are included in investment income. Previously, realized gains and losses were included in other income (expense), net and interest income was included in interest income, net. Additionally, realized gains or losses from foreign currency on cash and investments held were previously included in other income (expense), net. Amounts for the three months ended March 31, 2020 have been reclassified to be consistent with the classifications for the three months ended March 31, 2021.

SPS COMMERCE, INC.	16	Form 10-Q for the Quarterly Period ended March 31, 2021

NOTE M – Net Income Per Share

Basic net income per share has been computed using the weighted average number of shares of common stock outstanding during each period. Diluted net income per share also includes the impact of our outstanding potential common shares, including options, PSUs, RSUs, RSAs, and DSUs. Potential common shares that are anti-dilutive are excluded from the calculation of diluted net income per share.

The following table presents the components of the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2021	2020
Numerator
Net income	$10,200	$9,515
Denominator
Weighted average common shares outstanding, basic	35,751	35,072
Options to purchase common stock	568	582
PSUs, RSUs, RSAs, and DSUs	403	272
Weighted average common shares outstanding, diluted	36,722	35,926
Net income per share
Basic	$0.29	$0.27
Diluted	$0.28	$0.26

The following table presents the effect of the outstanding potential common shares that were excluded from the calculation of diluted net income per share as they were anti-dilutive:

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Antidilutive shares	56	309

NOTE N – Geographic Information

For the three months ended March 31, 2021 and 2020, 84% and 85% of our revenue, respectively, was attributable to customers based within the U.S. No single jurisdiction outside of the U.S. had revenues in excess of 10%.

At March 31, 2021 and 2020, 15% and 8%, respectively, of property and equipment, net was located at subsidiary and office locations outside of the U.S.

SPS COMMERCE, INC.	17	Form 10-Q for the Quarterly Period ended March 31, 2021

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements regarding us, our business prospects and our results of operations are subject to certain risks and uncertainties posed by many factors and events, many of which may be amplified by the coronavirus (COVID-19) pandemic, that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “assumes,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Similarly, statements that describe our future plans, objectives or goals are also forward-looking. Forward-looking statements may also be made from time to time in oral presentations, including telephone conferences and/or webcasts open to the public. Shareholders, potential investors and others are cautioned that all forward-looking statements involve risks and uncertainties that could cause results in future periods to differ materially from those anticipated by some of the statements made in this report, including the risks and uncertainties described under the heading “Risk Factors” appearing in our Annual Report on Form 10-K for the year ended December 31, 2020, as may be updated in our subsequent Quarterly Reports on Form 10-Q from time to time, including the updates in this Quarterly Report on Form 10-Q. We expressly disclaim any intent or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that advise interested parties of the risks and factors that may affect our business.

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

For the three months ended March 31, 2021, our revenues were $90.1 million, an increase of 21% from the comparable period in 2020, and represented our 81st consecutive quarter of increased revenues. Total operating expenses increased 21% for the same period in 2021 from 2020.

Key Financial Terms and Metrics

We have several key financial terms and metrics, including annualized average recurring revenues per recurring revenue customer. During the three months ended March 31, 2021, we added Adjusted EBITDA Margin as a financial metric. There were no additional changes in the definitions of our key financial terms and metrics, which are discussed in more detail under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC.

To supplement our financial statements, we also provide investors with Adjusted EBITDA, Adjusted EBITDA Margin, and non-GAAP income per share, all of which are non-GAAP financial measures. We believe that these non-GAAP measures provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations. Our management uses these non-GAAP measures to compare the Company’s performance to that of prior periods for trend analyses and planning purposes. Adjusted EBITDA is also used for purposes of determining executive and senior management incentive compensation. These measures are presented to our board of directors.

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

SPS COMMERCE, INC.	18	Form 10-Q for the Quarterly Period ended March 31, 2021

Critical Accounting Policies and Estimates

This discussion of our financial condition and results of operations is based upon our condensed consolidated financial statements, which are prepared in accordance with GAAP and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe to be reasonable. Our actual results may differ from these estimates under different assumptions or conditions.

A critical accounting policy is one that is both material to the presentation of our financial statements and requires us to make difficult, subjective, or complex judgments relating to uncertain matters that could have a material effect on our financial condition and results of operations. Accordingly, we believe that our policies for revenue recognition, internal-use software, and business combinations are the most critical to fully understand and evaluate our financial condition and results of operations.

During the three months ended March 31, 2021, there were no changes in our critical accounting policies or estimates. See Note A to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC, for additional information regarding our accounting policies.

Results of Operations

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

The following table presents our results of operations for the periods indicated:

	Three Months Ended March 31,
	2021		2020		Change
(dollars in thousands)		% of revenue		% of revenue	$	%
Revenues	$90,094	100.0%	$74,192	100.0%	$15,902	21.4%
Cost of revenues	29,970	33.3	23,544	31.7	6,426	27.3
Gross profit	60,124	66.7	50,648	68.3	9,476	18.7
Operating expenses
Sales and marketing	21,355	23.7	18,299	24.7	3,056	16.7
Research and development	8,706	9.7	7,568	10.2	1,138	15.0
General and administrative	14,737	16.3	11,909	16.1	2,828	23.7
Amortization of intangible assets	2,664	2.9	1,336	1.8	1,328	99.4
Total operating expenses	47,462	52.6	39,112	52.8	8,350	21.3
Income from operations	12,662	14.1	11,536	15.5	1,126	9.8
Other expense, net	(325)	(0.4)	(673)	(0.9)	348	51.7
Income before income taxes	12,337	13.7	10,863	14.6	1,474	13.6
Income tax expense	2,137	2.4	1,348	1.8	789	58.5
Net income	$10,200	11.3%	$9,515	12.8%	$685	7.2%

Revenues - The increase in revenues resulted from two primary factors: the increase in recurring revenue customers and an increase in annualized average recurring revenues per recurring revenue customer, which we also refer to as wallet share.

•	The number of recurring revenue customers increased 9% to 33,850 at March 31, 2021 from 31,000 at March 31, 2020.
•

Wallet share increased 9% to $9,900 for the three months ended March 31, 2021 from $9,050 for the same period in 2020. The increase was primarily attributable to increased usage of our solutions by our recurring revenue customers.

Recurring revenues from recurring revenue customers accounted for 92% and 94% of our total revenues for the three months ended March 31, 2021 and 2020, respectively. We anticipate that the number of recurring revenue customers and wallet share will increase as we increase the number of solutions we offer and increase the penetration of those solutions across our customer base.

Cost of Revenues - The increase in cost of revenues for the three months ended March 31, 2021 was primarily due to increased headcount which resulted in an increase of $5.3 million in personnel-related costs and an increase of $0.7 million in stock-based compensation. Additionally, as we continued to invest in the infrastructure supporting our platform, depreciation expense increased by $0.4 million.

SPS COMMERCE, INC.	19	Form 10-Q for the Quarterly Period ended March 31, 2021

Sales and Marketing Expenses - The increase in sales and marketing expense for the three months ended March 31, 2021 was primarily due to increased headcount which resulted in an increase of $1.1 million in personnel-related costs and an increase of $0.6 million in stock-based compensation. Additionally, the increase was due to an increase of $0.9 million in variable compensation earned by sales personnel and referral partners.

Research and Development Expenses - The increase in research and development expense for the three months ended March 31, 2021 was primarily due to increased headcount which resulted in an increase in personnel costs of $0.9 million and an increase in software subscription expense of $0.2 million.

General and Administrative Expenses - The increase in general and administrative expense for the three months ended March 31, 2021 was driven by an increase in stock-based compensation of $1.3 million. Additionally, increases of $0.6 million in charitable donations and $0.5 million in personal costs contributed to the overall increase.

Amortization of Intangible Assets - The increase in amortization of intangible assets was driven by the amortization of the acquired intangible assets related to Data Masons.

Other Expense, Net - Total other expenses decreased primarily due to better investment performance as well as smaller foreign currency exchange losses.

Income Tax Expense - The increase in income tax expense was primarily due to a decrease in discrete tax benefits from stock activity in addition to an increase in pre-tax income. Excess tax benefits generated upon the settlement or exercise of stock awards are recognized as a reduction to income tax expense and, as a result, we expect that our annual effective income tax rate will fluctuate.

Adjusted EBITDA - Adjusted EBITDA, which is a non-GAAP measure of financial performance, consists of net income adjusted for depreciation and amortization expense, investment income or loss, realized gain or loss from foreign currency on cash and investments held, income tax expense, stock-based compensation expense, and other adjustments as necessary for a fair presentation. Other adjustments included the impact of the fair value adjustment for the EDIAdmin earn-out liability. As part of executing a lease amendment, we incurred accelerated depreciation, included within Depreciation and amortization of property and equipment, and offsetting accelerated tenant improvement benefit, which is included within Other. The following table provides a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended
	March 31,
(In thousands)	2021	2020
Net income	$10,200	$9,515
Depreciation and amortization of property and equipment	3,765	3,138
Amortization of intangible assets	2,664	1,336
Investment income	(97)	(640)
Realized loss from foreign currency on cash and investments held	289	1,243
Income tax expense	2,137	1,348
Stock-based compensation expense	6,925	4,344
Other	(426)	72
Adjusted EBITDA	$25,457	$20,356

SPS COMMERCE, INC.	20	Form 10-Q for the Quarterly Period ended March 31, 2021

Adjusted EBITDA Margin. Adjusted EBITDA Margin, which is a non-GAAP measure of financial performance, consists of Adjusted EBITDA divided by revenue. Margin, the comparable GAAP measure of financial performance, consists of net income divided by revenue. The following table provides a comparison of Margin to Adjusted EBITDA Margin:

	Three Months Ended
	March 31,
(In thousands, except Margin and Adjusted EBITDA Margin)	2021	2020
Revenue	$90,094	$74,192

Net income	10,200	9,515
Margin	11%	13%

Adjusted EBITDA	25,457	20,356
Adjusted EBITDA Margin	28%	27%

Non-GAAP Income per Share. Non-GAAP income per share, which is a non-GAAP measure of financial performance, consists of net income adjusted for stock-based compensation expense, amortization expense related to intangible assets, realized gain or loss from foreign currency on cash and investments held, and other adjustments as necessary for a fair presentation, divided by the weighted average number of shares of common stock outstanding during each period. Other adjustments included the impact of the fair value adjustment for the EDIAdmin earn-out liability and accelerated tenant improvement benefit as part of executing a lease amendment.

To quantify the tax effects, we recalculated income tax expense excluding the direct book and tax effects of the specific items constituting the non-GAAP adjustments. The difference between this recalculated income tax expense and GAAP income tax expense is presented as the income tax effect of the non-GAAP adjustments.

The following table provides a reconciliation of net income to non-GAAP income per share:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2021	2020
Net income	$10,200	$9,515
Stock-based compensation expense	6,925	4,344
Amortization of intangible assets	2,664	1,336
Realized loss from foreign currency on cash and investments held	289	1,243
Other	(426)	72
Income tax effects of adjustments	(3,975)	(3,026)
Non-GAAP income	$15,677	$13,484
Shares used to compute non-GAAP income per share
Basic	35,751	35,072
Diluted	36,722	35,926
Non-GAAP income per share
Basic	$0.44	$0.38
Diluted	$0.43	$0.38

SPS COMMERCE, INC.	21	Form 10-Q for the Quarterly Period ended March 31, 2021

Liquidity and Capital Resources

At March 31, 2021, our principal sources of liquidity were cash and cash equivalents, certificates of deposit and short-term investments totaling $208.4 million and accounts receivable, net of provision for credit losses, of $35.3 million. Certificates of deposit and investments are invested in accordance with our investment policy, with a goal of maintaining liquidity and capital preservation. Our cash equivalents and short-term investments are held in highly liquid money market funds, commercial paper, federal agency securities and corporate debt securities.

The below table summarizes the activity within the condensed consolidated statements of cash flows:

	Three Months Ended
	March 31,
(In thousands)	2021	2020
Net cash provided by operating activities	$21,605	$14,667
Net cash used in investing activities	(4,802)	(550)
Net cash provided by (used in) financing activities	2,743	(8,918)

Net Cash Flows from Operating Activities

The increase in cash provided by operating activities was primarily driven by business expansion which resulted in increased depreciation and amortization of property and equipment, amortization of intangibles assets, and stock-based compensation expense. Also, the increase was driven by continued business growth resulting in increased net income. Additionally, the changes in assets and liabilities contributed to the overall increase.

Net Cash Flows from Investing Activities

The increase in net cash used in investing activities was primarily due to an increase of net purchases of investments as well as increased capital expenditures, due to our business growth and continued investment in our technology.

Net Cash Flows from Financing Activities

The change in net cash provided by (used in) financing activities was primarily due to the decreases in cash used for share repurchases and net proceeds from stock option exercises.

Effect of Foreign Currency Exchange Rate Changes

For information regarding the effect of foreign currency exchange rate changes, refer to the section entitled “Foreign Currency Exchange Risk,” included in Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk” of this Quarterly Report on Form 10-Q.

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

We believe our cash, cash equivalents, investments and our cash flows from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

SPS COMMERCE, INC.	22	Form 10-Q for the Quarterly Period ended March 31, 2021

Inflation and changing prices did not have a material effect on our business during the three months ended March 31, 2021 and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Contractual and Commercial Commitment Summary

Our contractual obligations and commercial commitments as of March 31, 2021 are summarized below:

	Payments Due by Period (in thousands)
	Less Than			More Than
Contractual Obligations	1 Year	1-3 Years	3-5 Years	5 Years	Total
Operating lease obligations, including imputed interest	$4,265	$9,022	$7,655	$3,961	$24,903
Purchase commitment	6,412	9,833	—	—	16,245
Total	$10,677	$18,855	$7,655	$3,961	$41,148

SPS COMMERCE, INC.	23	Form 10-Q for the Quarterly Period ended March 31, 2021

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity Risk

The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss. We are exposed to market risk related to changes in interest rates. However, based on the nature and current level of our cash, cash equivalents, and investments, we believe there is no material risk of exposure. We do not enter into investments for trading or speculative purposes.

We did not have any variable interest rate outstanding debt as of March 31, 2021. Therefore, we do not have any material risk to interest rate fluctuations.

Foreign Currency Exchange Risk

We have revenue, expenses, assets, and liabilities that are denominated in currencies other than the U.S. dollar, primarily the Australian dollar and Canadian dollar. As of March 31, 2021, we maintained approximately 7% of our total cash and cash equivalents outside of the U.S. in foreign currencies. We believe that a hypothetical 10% change in foreign currency exchange rates or an inability to access foreign funds would not affect our ability to meet our operational needs or result in a material foreign currency loss. As we expand internationally, our results of operations and cash flows may be impacted by changes in foreign currency exchange rates and would be adversely impacted when the U.S. dollar appreciates relative to other foreign currencies. We have not used any forward contracts or currency borrowings to hedge our exposure to foreign currency exchange risk, although we may do so in the future.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

In December 2020, we acquired the Data Masons business. Pursuant to the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope for a period not to exceed one year from the date of acquisition, the scope of our most recent assessment did not include Data Masons. We are currently in the process of incorporating internal controls specific to Data Masons that we believe are appropriate and necessary to consolidate and report upon our financial results. Our assessment of the effectiveness of internal control over financial reporting as of December 31, 2021 will include Data Masons. As of and for the three months ended March 31, 2021, excluding net intangible assets and goodwill, Data Masons represented approximately 3% of our consolidated assets and 6% of our consolidated revenues.

With the exception of the internal control related to integration activities associated with our acquisition of Data Masons, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SPS COMMERCE, INC.	24	Form 10-Q for the Quarterly Period ended March 31, 2021

PART II. – OTHER INFORMATION

Item 1.	Legal Proceedings

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

There have been no material changes in our risk factors from those disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Share Repurchases

Under a share repurchase program announced by our board of directors on November 2, 2019, from time to time we can repurchase up to a total of $50 million of our stock in the open market through November 2, 2021. We did not make any purchases in the first quarter of 2021. At March 31, 2021, we had approximately $31.1 million remaining for shares that can be repurchased under the plan.

Item 3.Defaults Upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Not Applicable.

SPS COMMERCE, INC.	25	Form 10-Q for the Quarterly Period ended March 31, 2021

Item 6.	Exhibits

Number	Description
3.1	Ninth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the SEC on May 21, 2020).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on October 17, 2017).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T (filed herewith). The XBRL instance document does not appear in the Interactive Data File because its tags are embedded within the Inline XBRL document.

104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL.

SPS COMMERCE, INC.	26	Form 10-Q for the Quarterly Period ended March 31, 2021

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 29, 2021	SPS COMMERCE, INC.

/s/ KIMBERLY K. NELSON
Kimberly K. Nelson
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

SPS COMMERCE, INC.	27	Form 10-Q for the Quarterly Period ended March 31, 2021