Form 10-Q
period 2021-06-30
SPS COMMERCE INC
filed 2021-07-29
CIK 1092699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2021

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding at July 22, 2021 was 35,831,643 shares.

SPS COMMERCE, INC.

QUARTERLY REPORT ON FORM 10-Q

Unless the context otherwise requires, for purposes of the Quarterly Report on Form 10-Q, the words “we,” “us,” “our,” the “Company,” “SPS,” and “SPS Commerce” refer to SPS Commerce, Inc.

SPS COMMERCE, INC.	2	Form 10-Q for the Quarterly Period ended June 30, 2021

PART I. – FINANCIAL INFORMATION

Item 1.Financial Statements

SPS COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In thousands, except shares)	2021	2020
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$184,367	$149,692
Short-term investments	48,999	37,786
Accounts receivable	42,191	37,811
Allowance for credit losses	(4,255)	(4,233)
Accounts receivable, net	37,936	33,578
Deferred costs	40,149	37,988
Other assets	11,711	12,312
Total current assets	323,162	271,356
PROPERTY AND EQUIPMENT, less accumulated depreciation of $67,074 and $59,152, respectively	29,046	26,432
OPERATING LEASE RIGHT-OF-USE ASSETS	13,352	15,581
GOODWILL	135,354	134,853
INTANGIBLE ASSETS, net	54,950	60,230
INVESTMENTS	—	2,500
OTHER ASSETS
Deferred costs, non-current	13,692	12,607
Deferred income tax assets	246	194
Other assets, non-current	2,476	2,705
Total assets	$572,278	$526,458
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$5,942	$5,354
Accrued compensation	27,469	22,872
Accrued expenses	5,221	11,161
Deferred revenue	48,845	37,947
Operating lease liabilities	3,960	2,798
Total current liabilities	91,437	80,132
OTHER LIABILITIES
Deferred revenue, non-current	4,991	2,996
Operating lease liabilities, non-current	17,733	19,672
Deferred income tax liabilities	3,368	2,937
Total liabilities	117,529	105,737
COMMITMENTS and CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 110,000,000 shares authorized; 37,536,118 and 37,100,467 shares issued; and 35,859,353 and 35,487,217 outstanding, respectively	38	37
Treasury stock, at cost; 1,676,765 and 1,613,250 shares, respectively	(71,697)	(65,247)
Additional paid-in capital	413,182	393,462
Retained earnings	113,873	93,490
Accumulated other comprehensive loss	(647)	(1,021)
Total stockholders’ equity	454,749	420,721
Total liabilities and stockholders’ equity	$572,278	$526,458

See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.	3	Form 10-Q for the Quarterly Period ended June 30, 2021

SPS COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts) (Unaudited)	2021	2020	2021	2020
Revenues	$94,539	$75,573	$184,633	$149,765
Cost of revenues	31,730	24,326	61,700	47,870
Gross profit	62,809	51,247	122,933	101,895
Operating expenses
Sales and marketing	21,952	18,611	43,307	36,910
Research and development	8,899	7,466	17,605	15,034
General and administrative	15,758	12,743	30,495	24,652
Amortization of intangible assets	2,671	1,316	5,335	2,652
Total operating expenses	49,280	40,136	96,742	79,248
Income from operations	13,529	11,111	26,191	22,647
Other income (expense), net	(383)	1,468	(708)	795
Income before income taxes	13,146	12,579	25,483	23,442
Income tax expense	2,963	1,385	5,100	2,733
Net income	$10,183	$11,194	$20,383	$20,709
Other comprehensive income (expense)
Foreign currency translation adjustments	172	2,116	364	(1,748)
Unrealized gain (loss) on investments, net of tax of ($12), $3, ($27) and $26, respectively	(35)	7	(80)	78
Reclassification of (gain) loss on investments into earnings, net of tax of $11, ($27), $30 and ($53), respectively	33	(79)	90	(158)
Total other comprehensive income (expense)	170	2,044	374	(1,828)
Comprehensive income	$10,353	$13,238	$20,757	$18,881

Net income per share
Basic	$0.28	$0.32	$0.57	$0.59
Diluted	$0.28	$0.31	$0.55	$0.58

Weighted average common shares used to compute net income per share
Basic	35,903	35,030	35,828	35,051
Diluted	36,753	36,016	36,741	35,995

 See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.	4	Form 10-Q for the Quarterly Period ended June 30, 2021

SPS COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Stockholders'
(In thousands, except shares) (Unaudited)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balances, March 31, 2020	34,992,825	$36	1,481,623	$(58,297)	$361,853	$57,419	$(5,823)	$355,188
Stock-based compensation	—	—	—	—	4,628	—	—	4,628
Exercise of stock options and issuance of restricted stock	233,852	1	—	—	5,742	—	—	5,743
Employee stock purchase plan	31,068	—	—	—	1,463	—	—	1,463
Repurchases of common stock	(131,627)	—	131,627	(6,950)	—	—	—	(6,950)
Net income	—	—	—	—	—	11,194	—	11,194
Foreign currency translation adjustments	—	—	—	—	—	—	2,116	2,116
Unrealized gain on investments, net of tax	—	—	—	—	—	—	7	7
Reclassification of gain on investments into earnings, net of tax	—	—	—	—	—	—	(79)	(79)
Balances, June 30, 2020	35,126,118	$37	1,613,250	$(65,247)	$373,686	$68,613	$(3,779)	$373,310

Balances, March 31, 2021	35,861,584	$37	1,613,250	$(65,247)	$402,860	$103,690	$(817)	$440,523
Stock-based compensation	—	—	—	—	7,014	—	—	7,014
Exercise of stock options and issuance of restricted stock	36,756	1	—	—	1,227	—	—	1,228
Employee stock purchase plan	24,528	—	—	—	2,081	—	—	2,081
Repurchases of common stock	(63,515)	—	63,515	(6,450)	—	—	—	(6,450)
Net income	—	—	—	—	—	10,183	—	10,183
Foreign currency translation adjustments	—	—	—	—	—	—	172	172
Unrealized loss on investments, net of tax	—	—	—	—	—	—	(35)	(35)
Reclassification of loss on investments into earnings, net of tax	—	—	—	—	—	—	33	33
Balances, June 30, 2021	35,859,353	$38	1,676,765	$(71,697)	$413,182	$113,873	$(647)	$454,749

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balances, December 31, 2019	34,863,271	$36	1,241,348	$(46,297)	$354,115	$48,973	$(1,951)	$354,876
Stock-based compensation	—	—	—	—	8,596	—	—	8,596
Exercise of stock options and issuance of restricted stock	601,666	1	—	—	9,425	—	—	9,426
Employee stock purchase plan	33,083	—	—	—	1,550	—	—	1,550
Repurchases of common stock	(371,902)	—	371,902	(18,950)	—	—	—	(18,950)
Net income	—	—	—	—	—	20,709	—	20,709
Foreign currency translation adjustments	—	—	—	—	—	—	(1,748)	(1,748)
Unrealized gain on investments, net of tax	—	—	—	—	—	—	78	78
Reclassification of gain on investments into earnings, net of tax	—	—	—	—	—	—	(158)	(158)
Adoption of ASU 2016-13	—	—	—	—	—	(1,069)	—	(1,069)
Balances, June 30, 2020	35,126,118	$37	1,613,250	$(65,247)	$373,686	$68,613	$(3,779)	$373,310

Balances, December 31, 2020	35,487,217	$37	1,613,250	$(65,247)	$393,462	$93,490	$(1,021)	$420,721
Stock-based compensation	—	—	—	—	13,505	—	—	13,505
Shares issued pursuant to stock awards	409,502	1	—	—	4,029	—	—	4,030
Employee stock purchase plan	26,149	—	—	—	2,186	—	—	2,186
Repurchases of common stock	(63,515)	—	63,515	(6,450)	—	—	—	(6,450)
Net income	—	—	—	—	—	20,383	—	20,383
Foreign currency translation adjustments	—	—	—	—	—	—	364	364
Unrealized loss on investments, net of tax	—	—	—	—	—	—	(80)	(80)
Reclassification of loss on investments into earnings, net of tax	—	—	—	—	—	—	90	90
Balances, June 30, 2021	35,859,353	$38	1,676,765	$(71,697)	$413,182	$113,873	$(647)	$454,749

  See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.	5	Form 10-Q for the Quarterly Period ended June 30, 2021

SPS COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
(In thousands) (Unaudited)	2021	2020
Cash flows from operating activities
Net income	$20,383	$20,709
Reconciliation of net income to net cash provided by operating activities
Deferred income taxes	351	1,443
Change in earn-out liability	—	72
Depreciation and amortization of property and equipment	7,294	6,276
Amortization of intangible assets	5,335	2,652
Provision for credit losses	2,831	3,020
Stock-based compensation	14,424	9,353
Other, net	170	(129)
Changes in assets and liabilities
Accounts receivable	(6,945)	(7,071)
Deferred costs	(3,338)	275
Other current and non-current assets	(1,201)	3,141
Accounts payable	(147)	321
Accrued compensation	3,246	(6,166)
Accrued expenses	(2,087)	(964)
Deferred revenue	12,893	4,705
Operating leases	1,449	(842)
Net cash provided by operating activities	54,658	36,795
Cash flows from investing activities
Purchases of property and equipment	(8,738)	(8,396)
Purchases of investments	(44,034)	(55,144)
Maturities of investments	35,000	31,050
Net cash used in investing activities	(17,772)	(32,490)
Cash flows from financing activities
Repurchases of common stock	(6,450)	(18,950)
Net proceeds from exercise of options to purchase common stock	4,030	9,426
Net proceeds from employee stock purchase plan	2,186	1,550
Payments for contingent consideration	(2,042)	(688)
Net cash used in financing activities	(2,276)	(8,662)
Effect of foreign currency exchange rate changes	65	(45)
Net increase (decrease) in cash and cash equivalents	34,675	(4,402)
Cash and cash equivalents at beginning of period	149,692	179,252
Cash and cash equivalents at end of period	$184,367	$174,850

See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.	6	Form 10-Q for the Quarterly Period ended June 30, 2021

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

Business Combinations

In December 2020, we acquired all of the outstanding equity ownership interests of D Masons Software, LLC (“Data Masons”). As of December 31, 2020 and June 30, 2021, the purchase accounting for the acquisition is not finalized. Provisional amounts are primarily related to intangible assets and tax positions. We expect to finalize the allocation of the purchase price within the one-year measurement period following the acquisition. During the three months ended March 31, 2021, the only change in the purchase accounting was a $0.3 million reduction of amounts due from the seller as part of the initial net working capital adjustment and a corresponding increase to goodwill. During the three months ended June 30, 2021, there was no change in the purchase accounting and the net working capital amount was finalized and collected without change from the amount recorded at March 31, 2021.

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

Recently Issued and Adopted Accounting Pronouncements

For the six months ended June 30, 2021, there were no newly adopted accounting pronouncements. As of June 30, 2021, there are no recently issued but not yet adopted accounting pronouncements that are expected to materially impact our consolidated financial statements.

Significant Accounting Policies

There were no material changes in our significant accounting policies during the six months ended June 30, 2021. See Note A to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC, for additional information regarding our significant accounting policies.

SPS COMMERCE, INC.	7	Form 10-Q for the Quarterly Period ended June 30, 2021

NOTE B – Revenue

We derive our revenues from the following revenue streams:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Recurring revenues:
Fulfillment	$75,228	$60,745	$146,632	$119,848
Analytics	10,381	9,247	20,525	18,983
Other	1,331	1,221	2,584	2,420
Recurring Revenues	86,940	71,213	169,741	141,251
One-time revenues	7,599	4,360	14,892	8,514
	$94,539	$75,573	$184,633	$149,765

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

SPS COMMERCE, INC.	8	Form 10-Q for the Quarterly Period ended June 30, 2021

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

The table below presents the activity of the portion of the deferred revenue liability relating to set-up fees:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Balance, beginning of period	$12,102	$10,572	$11,118	$10,518
Invoiced set-up fees	4,343	2,748	8,210	5,467
Amortized set-up fees	(3,101)	(2,687)	(5,984)	(5,352)
Balance, end of period	$13,344	$10,633	$13,344	$10,633

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

NOTE C – Deferred Costs

The deferred costs and amortization of deferred costs activity was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Balance, beginning of period	$51,540	$46,936	$50,595	$46,941
Incurred deferred costs	16,036	12,350	29,463	25,071
Amortized deferred costs	(13,735)	(12,637)	(26,217)	(25,363)
Balance, end of period	$53,841	$46,649	$53,841	$46,649

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

SPS COMMERCE, INC.	9	Form 10-Q for the Quarterly Period ended June 30, 2021

Cash equivalents and investments consisted of the following:

	June 30, 2021			December 31, 2020
(In thousands)	Amortized Cost	Unrealized Gains (Losses), net	Fair Value	Amortized Cost	Unrealized Losses, net	Fair Value
Cash equivalents:
Money market funds	$138,102	$—	$138,102	$112,907	$—	$112,907
Certificates of deposit	7,494	—	7,494	7,708	—	7,708
Marketable securities:
Corporate bonds	12,564	(55)	12,509	5,069	(29)	5,040
Commercial paper	14,996	2	14,998	7,569	(55)	7,514
U.S. treasury securities	14,043	(45)	13,998	20,051	(27)	20,024
	$187,199	$(98)	$187,101	$153,304	$(111)	$153,193
Maturing within one year			$187,101			$150,693
Maturing within one to two years			—			2,500
Total			$187,101			$153,193

Recurring Fair Value Measurements

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	June 30, 2021				December 31, 2020
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$138,102	$—	$—	$138,102	$112,907	$—	$—	$112,907
Certificates of deposit	7,494	—	—	7,494	7,708	—	—	7,708
Marketable securities:
Corporate bonds	—	12,509	—	12,509	—	5,040	—	5,040
Commercial paper	—	14,998	—	14,998	—	7,514	—	7,514
U.S. treasury securities	—	13,998	—	13,998	—	20,024	—	20,024
	$145,596	$41,505	$—	$187,101	$120,615	$32,578	$—	$153,193

Liabilities:
Contingent consideration	$—	$—	$—	$—	$—	$—	$1,878	$1,878
	$—	$—	$—	$—	$—	$—	$1,878	$1,878

See Note E to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC, for additional information regarding the three levels of inputs that may be used to measure fair value.

For the contingent consideration liability, related to the Data Masons acquisition, we were required to pay the former owners of Data Masons $1.9 million in the event the Paycheck Protection Program (“PPP”) Loan (“PPP Loan”) acquired in the acquisition was forgiven in full. In the three months ended June 30, 2021, the Small Business Administration approved the full forgiveness of the PPP Loan and, accordingly, the payment of the $1.9 million contingent liability was made.

SPS COMMERCE, INC.	10	Form 10-Q for the Quarterly Period ended June 30, 2021

NOTE E – Allowance for Credit Losses

The allowance for credit losses activity, included in accounts receivable, net, was as follows:

	Six Months Ended
	June 30,
(In thousands)	2021	2020
Balance, beginning of period	$4,233	$1,469
Adoption of ASU 2016-13	—	1,069
Provision for credit losses	2,831	3,020
Write-offs, net of recoveries	(2,809)	(1,895)
Balance, end of period	$4,255	$3,663

NOTE F – Goodwill and Intangible Assets, net

Goodwill

The changes in the net carrying amount of goodwill were as follows:

	Six Months Ended
	June 30,
(In thousands)	2021	2020
Balance, beginning of period	$134,853	$76,845
Remeasurement from provisional purchase accounting amount	268	—
Foreign currency translation adjustments	233	(962)
Balance, end of period	$135,354	$75,883

Intangible Assets

Intangible assets subject to amortization are amortized over their respective useful lives (ranging from three to ten years). Intangible assets, net included the following:

	June 30, 2021
	Gross		Foreign
	Carrying	Accumulated	Currency
(In thousands)	Amount	Amortization	Translation	Net
Subscriber relationships	$54,870	$(27,781)	$(639)	$26,450
Non-competition agreements	708	(708)	—	—
Acquired technology	33,216	(4,716)	—	28,500
	$88,794	$(33,205)	$(639)	$54,950

	December 31, 2020
	Gross		Foreign
	Carrying	Accumulated	Currency
(In thousands)	Amount	Amortization	Translation	Net
Subscriber relationships	$54,447	$(24,792)	$101	$29,756
Non-competition agreements	698	(691)	(4)	3
Acquired technology	33,195	(2,724)	—	30,471
	$88,340	$(28,207)	$97	$60,230

SPS COMMERCE, INC.	11	Form 10-Q for the Quarterly Period ended June 30, 2021

The estimated annual amortization expense related to intangible assets subject to amortization for the next five years is as follows:

(In thousands)
Remainder of 2021	$4,627
2022	8,856
2023	8,778
2024	7,476
2025	7,337
Thereafter	17,876
$54,950

NOTE G – Other Assets

The changes in the net amount of capitalized implementation costs for software hosting arrangements was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Balance, beginning of period	$1,170	$1,188	$1,181	$1,166
Capitalized implementation fees	52	29	98	80
Amortization of implementation fees	(279)	(29)	(336)	(58)
Balance, end of period	$943	$1,188	$943	$1,188

NOTE H – Commitments and Contingencies

Leases

We are obligated under non-cancellable operating leases, primarily for office space, as follows:

	June 30, 2021		December 31, 2020
(In thousands, except remaining term)	Remaining Term (years)	Right-of-Use Asset	Remaining Term (years)	Right-of-Use Asset
Minneapolis, MN lease	6	$9,544	6	$10,992
Kyiv, Ukraine lease	4	1,732	4	1,930
Other leases	<1 - 5	2,076	<1 - 5	2,659
		$13,352		$15,581

Some of our leases include options to extend the leases for up to five years. The options to extend our leases are not recognized as part of our Right-of-Use (“ROU”) assets and lease liabilities as it is not reasonably certain that we will exercise those options. Additionally, our agreements do not include options to terminate the leases.

The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Operating lease cost	$896	$773	$1,436	$1,368
Variable lease cost	950	909	1,718	1,801
	$1,846	$1,682	$3,154	$3,169

SPS COMMERCE, INC.	12	Form 10-Q for the Quarterly Period ended June 30, 2021

Supplemental cash flow information related to leases was as follows:

	Six Months Ended
	June 30,
(In thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,204	$2,278
ROU assets obtained in exchange for operating lease liabilities	—	330

Supplemental balance sheet information related to leases was as follows:

	June 30, 2021	December 31, 2020
Weighted-average remaining lease term - operating leases	5.3 years	5.6 years
Weighted-average discount rate - operating leases	4.1%	4.1%

At June 30, 2021, our future minimum payments under operating leases were as follows:

(In thousands)
Remainder of 2021	$2,467
2022	4,689
2023	4,422
2024	4,064
2025	3,715
Thereafter	4,849
24,206
Less: imputed interest	(2,513)
$21,693

Purchase Commitments

We have entered into separate noncancelable agreements with computing infrastructure and customer relationship management vendors for services through 2023. At June 30, 2021, the total remaining purchase commitments were $13.7 million.

NOTE I – Stockholders’ Equity

Stock Repurchase Program

On November 2, 2019, our board of directors authorized a program to repurchase up to $50 million of common stock. Under the program, purchases may be made from time to time in the open market over two years. For the three months ended June 30, 2021, we repurchased 63,515 shares at a cost of $6.4 million. As of June 30, 2021, $24.6 million of the share repurchase program was available for future share repurchases.

SPS COMMERCE, INC.	13	Form 10-Q for the Quarterly Period ended June 30, 2021

NOTE J – Stock-Based Compensation

Our equity compensation plans provide for the grant of incentive and nonqualified stock options, as well as other stock-based awards including performance share units (“PSUs”), restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and deferred stock units (“DSUs”). We also have an employee stock purchase plan (“ESPP”). We recognize stock-based compensation expense based on grant date award fair value. This cost is recognized over the period for which the employee is required to provide service in exchange for the award or the award performance period, except for expense relating to retirement-eligible employees that have not given their required notice, which is recognized on a pro-rata basis over the notice period prior to retirement. At June 30, 2021, there were 13.6 million shares available for grant under approved equity compensation plans.

Stock-based compensation expense was allocated in the condensed consolidated statements of comprehensive income as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Cost of revenues	$1,746	$956	$3,249	$1,764
Operating expenses
Sales and marketing	1,738	1,010	3,220	1,856
Research and development	1,106	883	2,017	1,806
General and administrative	2,909	2,160	5,938	3,927
	$7,499	$5,009	$14,424	$9,353

Stock-based compensation expense by plan type was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Stock options	$522	$540	$1,074	$1,134
PSUs	1,931	1,096	4,016	1,792
RSUs	4,115	2,672	7,536	5,001
RSAs & DSUs	110	107	217	234
ESPP	336	213	662	435
401(k) stock match	485	381	919	757
	$7,499	$5,009	$14,424	$9,353

As of June 30, 2021, there was $37.6 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a straight-line basis over a weighted average period of 2.6 years.

Stock Options

Our stock option activity was as follows:

	Six Months Ended June 30, 2021
		Weighted Average
	Options (#)	Exercise Price (per share)
Outstanding, beginning of period	944,886	$36.71
Granted	51,730	104.73
Exercised	(119,734)	33.65
Forfeited	(3,243)	61.78
Outstanding, end of period	873,639	41.07

SPS COMMERCE, INC.	14	Form 10-Q for the Quarterly Period ended June 30, 2021

Of the total outstanding options at June 30, 2021, 0.7 million were exercisable. The outstanding and exercisable options had a weighted average exercise price of $34.39 per share and a weighted average remaining contractual life of 3.2 years.

The weighted average grant date fair value of options granted during the six months ended June 30, 2021 was $30.96 per share. This was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Volatility	35.4%
Dividend yield	0%
Life (in years)	4.4
Risk-free interest rate	0.6%

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

Our PSU, RSU, RSA, and DSU activity was as follows:

	Six Months Ended June 30, 2021
		Weighted Average Grant
	#	Date Fair Value (per unit)
Outstanding, beginning of period	738,422	$52.37
Granted	272,813	99.62
Vested and common stock issued	(288,058)	40.78
Forfeited	(10,529)	61.12
Outstanding, end of period	712,648	75.01

Employee Stock Purchase Plan

Our ESPP activity was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except share data)	2021	2020	2021	2020
Amounts for shares purchased	$2,081	$1,463	$2,186	$1,550
Shares purchased	24,528	31,068	26,149	33,083

A total of 1.8 million shares of common stock are reserved for issuance under the ESPP as of June 30, 2021.

The fair value was estimated based on the market price of our common stock at the beginning of the offering period using the Black-Scholes option pricing model with the following assumptions:

Volatility	31.7%
Dividend yield	0%
Life (in years)	0.5
Risk-free interest rate	0.1%

SPS COMMERCE, INC.	15	Form 10-Q for the Quarterly Period ended June 30, 2021

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

As of June 30, 2021, we did not have any unrecognized tax benefits, accrued interest, or tax penalties.

NOTE L – Other Income and Expense

Other income (expense), net included the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Investment income	$79	$332	$176	$972
Realized gain (loss) from foreign currency on cash and investments held	(349)	1,370	(638)	127
Other expense, net	(113)	(234)	(246)	(232)
Change in earn-out liability	—	—	—	(72)
	$(383)	$1,468	$(708)	$795

Effective January 1, 2021, all realized gains or losses and interest income on our investments are included in investment income. Previously, realized gains and losses were included in other income (expense), net and interest income was included in interest income, net. Additionally, realized gains or losses from foreign currency on cash and investments held were previously included in other income (expense), net. Amounts for the three and six months ended June 30, 2020 have been reclassified to be consistent with the classifications for the three and six months ended June 30, 2021.

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

The components and computation of basic and diluted net income per share were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2021	2020	2021	2020
Numerator
Net income	$10,183	$11,194	$20,383	$20,709
Denominator
Weighted average common shares outstanding, basic	35,903	35,030	35,828	35,051
Options to purchase common stock	505	581	536	588
PSUs, RSUs, RSAs, and DSUs	345	405	377	356
Weighted average common shares outstanding, diluted	36,753	36,016	36,741	35,995
Net income per share
Basic	$0.28	$0.32	$0.57	$0.59
Diluted	$0.28	$0.31	$0.55	$0.58

The following table presents the effect of the outstanding potential common shares that were excluded from the calculation of diluted net income per share as they were anti-dilutive:

SPS COMMERCE, INC.	16	Form 10-Q for the Quarterly Period ended June 30, 2021

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Antidilutive shares	129	206	93	195

NOTE N – Geographic Information

The following table presents domestic revenue, which we define as the percentage of revenue that was attributable to customers based within the U.S. No single jurisdiction outside of the U.S. had revenues in excess of 10%.
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Domestic revenue	84%	85%	84%	85%

At June 30, 2021 and 2020, 14% and 9%, respectively, of property and equipment, net was located at subsidiary and office locations outside of the U.S.

SPS COMMERCE, INC.	17	Form 10-Q for the Quarterly Period ended June 30, 2021

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements regarding us, our business prospects and our results of operations are subject to certain risks and uncertainties posed by many factors and events, many of which may be amplified by the coronavirus (COVID-19) pandemic, that could cause our actual business, prospects, and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “assumes,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Similarly, statements that describe our future plans, objectives or goals are also forward-looking. Forward-looking statements may also be made from time to time in oral presentations, including telephone conferences and/or webcasts open to the public. Shareholders, potential investors and others are cautioned that all forward-looking statements involve risks and uncertainties that could cause results in future periods to differ materially from those anticipated by some of the statements made in this report, including the risks and uncertainties described under the heading “Risk Factors” appearing in our Annual Report on Form 10-K for the year ended December 31, 2020, as may be updated in our subsequent Quarterly Reports on Form 10-Q from time to time, including the updates in this Quarterly Report on Form 10-Q. We expressly disclaim any intent or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that advise interested parties of the risks and factors that may affect our business.

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

For the three months ended June 30, 2021, our revenues were $94.5 million, an increase of 25% from the comparable period in 2020, and represented our 82nd consecutive quarter of increased revenues. Total operating expenses increased 23% for the same period in 2021 from 2020.

Key Financial Terms and Metrics

We have several key financial terms and metrics, including annualized average recurring revenues per recurring revenue customer. Beginning in 2021, we added Adjusted EBITDA Margin as a financial metric. There were no additional changes in the definitions of our key financial terms and metrics, which are discussed in more detail under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC.

To supplement our financial statements, we provide investors with Adjusted EBITDA, Adjusted EBITDA Margin, and non-GAAP income per share, all of which are non-GAAP financial measures. We believe that these non-GAAP measures provide useful information to our management, board of directors, and investors regarding certain financial and business trends relating to our financial condition and results of operations. Our management uses these non-GAAP measures to compare the Company’s performance to that of prior periods for trend analyses and planning purposes. Adjusted EBITDA is also used for purposes of determining executive and senior management incentive compensation.

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

SPS COMMERCE, INC.	18	Form 10-Q for the Quarterly Period ended June 30, 2021

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

During the six months ended June 30, 2020, there were no changes in our critical accounting policies or estimates. See Note A to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC, for additional information regarding our accounting policies.

Results of Operations

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

The following table presents our results of operations for the periods indicated:

	Three Months Ended June 30,
	2021		2020		Change
(dollars in thousands)		% of revenue		% of revenue	$	%
Revenues	$94,539	100.0%	$75,573	100.0%	$18,966	25.1%
Cost of revenues	31,730	33.6	24,326	32.2	7,404	30.4
Gross profit	62,809	66.4	51,247	67.8	11,562	22.6
Operating expenses
Sales and marketing	21,952	23.2	18,611	24.6	3,341	18.0
Research and development	8,899	9.4	7,466	9.9	1,433	19.2
General and administrative	15,758	16.7	12,743	16.9	3,015	23.7
Amortization of intangible assets	2,671	2.8	1,316	1.7	1,355	103.0
Total operating expenses	49,280	52.1	40,136	53.1	9,144	22.8
Income from operations	13,529	14.3	11,111	14.7	2,418	21.8
Other income (expense), net	(383)	(0.4)	1,468	1.9	(1,851)	(126.1)
Income before income taxes	13,146	13.9	12,579	16.6	567	4.5
Income tax expense	2,963	3.1	1,385	1.8	1,578	113.9
Net income	$10,183	10.8%	$11,194	14.8%	$(1,011)	(9.0)%

Revenues - The increase in revenues resulted from two primary factors: the increase in recurring revenue customers and an increase in annualized average recurring revenues per recurring revenue customer, which we also refer to as wallet share.

•	The number of recurring revenue customers increased 10% to 34,550 at June 30, 2021 from 31,450 at June 30, 2020.
•

Wallet share increased 12% to $10,150 for the three months ended June 30, 2021 from $9,100 for the same period in 2020. The increase was primarily attributable to increased usage of our solutions by our recurring revenue customers.

Recurring revenues from recurring revenue customers accounted for 92% and 94% of our total revenues for the three months ended June 30, 2021 and 2020, respectively. We anticipate that the number of recurring revenue customers and wallet share will increase as we increase the number of solutions we offer and increase the penetration of those solutions across our customer base.

Cost of Revenues - The increase in cost of revenues for the three months ended June 30, 2021 was primarily due to increased headcount which resulted in an increase of $6.1 million in personnel-related costs and an increase of $0.8 million in stock-based compensation. Additionally, as we continued to invest in the infrastructure supporting our platform, depreciation expense increased by $0.4 million.

SPS COMMERCE, INC.	19	Form 10-Q for the Quarterly Period ended June 30, 2021

Sales and Marketing Expenses - The increase in sales and marketing expense for the three months ended June 30, 2021 was primarily due to an increase of $1.4 million in variable compensation earned by sales personnel and referral partners. Additionally, an increase of $1.2 million in personnel-related costs and an increase of $0.7 million in stock-based compensation contributed to the overall increase.

Research and Development Expenses - The increase in research and development expense for the three months ended June 30, 2021 was primarily due to increased headcount which resulted in an increase in personnel costs of $0.9 million and an increase in software subscription expense of $0.3 million.

General and Administrative Expenses - The increase in general and administrative expense for the three months ended June 30, 2021 was driven by increases in personnel-related costs of $1.5 million and stock-based compensation of $0.7 million. Additionally, an increase of $0.4 million in software subscriptions contributed to the overall increase.

Amortization of Intangible Assets - The increase in amortization of intangible assets was driven by the amortization of the acquired intangible assets related to Data Masons, which we acquired in December 2020.

Other Income (Expense), Net - The change in other expense, net of $0.4 million, compared to the other income, net of $1.5 million in the prior year period, was primarily due to larger foreign currency exchange losses.

Income Tax Expense - The increase in income tax expense was primarily due to an increase in nondeductible executive compensation as well as a decrease in both the discrete tax benefits from stock activity and research and development credits. Excess tax benefits generated upon the settlement or exercise of stock awards are recognized as a reduction to income tax expense and, as a result, we expect that our annual effective income tax rate will fluctuate.

Adjusted EBITDA - Adjusted EBITDA, which is a non-GAAP measure of financial performance, consists of net income adjusted for depreciation and amortization expense, investment income or loss, realized gain or loss from foreign currency on cash and investments held, income tax expense, stock-based compensation expense, and other adjustments as necessary for a fair presentation. Other adjustments include the expense impact from the disposals of certain capitalized internally developed software and cloud hosting arrangement implementation costs. The following table provides a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended
	June 30,
(In thousands)	2021	2020
Net income	$10,183	$11,194
Depreciation and amortization of property and equipment	3,529	3,138
Amortization of intangible assets	2,671	1,316
Investment income	(79)	(332)
Realized (gain) loss from foreign currency on cash and investments held	349	(1,370)
Income tax expense	2,963	1,385
Stock-based compensation expense	7,499	5,009
Other	213	82
Adjusted EBITDA	$27,328	$20,422

Adjusted EBITDA Margin. Adjusted EBITDA Margin, which is a non-GAAP measure of financial performance, consists of Adjusted EBITDA divided by revenue. Margin, the comparable GAAP measure of financial performance, consists of net income divided by revenue. The following table provides a comparison of Margin to Adjusted EBITDA Margin:

	Three Months Ended
	June 30,
(In thousands, except Margin and Adjusted EBITDA Margin)	2021	2020
Revenue	$94,539	$75,573

Net income	10,183	11,194
Margin	11%	15%

Adjusted EBITDA	27,328	20,422
Adjusted EBITDA Margin	29%	27%

SPS COMMERCE, INC.	20	Form 10-Q for the Quarterly Period ended June 30, 2021

Non-GAAP Income per Share. Non-GAAP income per share, which is a non-GAAP measure of financial performance, consists of net income adjusted for stock-based compensation expense, amortization expense related to intangible assets, realized gain or loss from foreign currency on cash and investments held, and other adjustments as necessary for a fair presentation, divided by the weighted average number of shares of common stock outstanding during each period. Other adjustments include the expense impact of the disposal of certain capitalized internally developed software and cloud hosting arrangement implementation costs. To quantify the tax effects, we recalculated income tax expense excluding the direct book and tax effects of the specific items constituting the non-GAAP adjustments. The difference between this recalculated income tax expense and GAAP income tax expense is presented as the income tax effect of the non-GAAP adjustments.

The following table provides a reconciliation of net income to non-GAAP income per share:

	Three Months Ended
	June 30,
(In thousands, except per share amounts)	2021	2020
Net income	$10,183	$11,194
Stock-based compensation expense	7,499	5,009
Amortization of intangible assets	2,671	1,316
Realized (gain) loss from foreign currency on cash and investments held	349	(1,370)
Other	213	82
Income tax effects of adjustments	(3,999)	(2,886)
Non-GAAP income	$16,916	$13,345
Shares used to compute non-GAAP income per share
Basic	35,903	35,030
Diluted	36,753	36,016
Non-GAAP income per share
Basic	$0.47	$0.38
Diluted	$0.46	$0.37

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

The following table presents our results of operations for the periods indicated:

	Six Months Ended June 30,
	2021		2020		Change
		% of revenue		% of revenue	$	%
Revenues	$184,633	100.0%	$149,765	100.0%	$34,868	23.3%
Cost of revenues	61,700	33.4	47,870	32.0	13,830	28.9
Gross profit	122,933	66.6	101,895	68.0	21,038	20.6
Operating expenses
Sales and marketing	43,307	23.5	36,910	24.6	6,397	17.3
Research and development	17,605	9.5	15,034	10.0	2,571	17.1
General and administrative	30,495	16.5	24,652	16.5	5,843	23.7
Amortization of intangible assets	5,335	2.9	2,652	1.8	2,683	101.2
Total operating expenses	96,742	52.4	79,248	52.9	17,494	22.1
Income from operations	26,191	14.2	22,647	15.1	3,544	15.6
Other income (expense), net	(708)	(0.4)	795	0.5	(1,503)	(189.1)
Income before income taxes	25,483	13.8	23,442	15.6	2,041	8.7
Income tax expense	5,100	2.8	2,733	1.8	2,367	86.6
Net income	$20,383	11.0%	$20,709	13.8%	$(326)	(1.6)%

Revenues - The increase in revenues resulted from two primary factors: the increase in recurring revenue customers and an increase in annualized average recurring revenues per recurring revenue customer, which we also refer to as wallet share.

•	The number of recurring revenue customers increased 10% to 34,550 at June 30, 2021 from 31,450 at June 30, 2020.
•

Wallet share increased 11% to $10,100 for the six months ended June 30, 2021 from $9,100 for the same period in 2020. The increase was primarily attributable to increased usage of our solutions by our recurring revenue customers.

SPS COMMERCE, INC.	21	Form 10-Q for the Quarterly Period ended June 30, 2021

Recurring revenues from recurring revenue customers accounted for 92% and 94% of our total revenues for the six months ended June 30, 2021 and 2020, respectively. We anticipate that the number of recurring revenue customers and wallet share will increase as we increase the number of solutions we offer and increase the penetration of those solutions across our customer base.

Cost of Revenues - The increase in cost of revenues for the six months ended June 30, 2021 was primarily due to increased headcount which resulted in an increase of $11.4 million in personnel-related costs and an increase of $1.5 million in stock-based compensation. Additionally, as we continued to invest in the infrastructure supporting our platform, depreciation expense increased by $0.8 million.

Sales and Marketing Expenses - The increase in sales and marketing expense for the six months ended June 30, 2021 was primarily due to an increase of $2.4 million in variable compensation earned by sales personnel and referral partners. Additionally, an increase of $2.4 million in personnel-related costs and an increase of $1.4 million in stock-based compensation contributed to the overall increase.

Research and Development Expenses - The increase in research and development expense for the six months ended June 30, 2021 was primarily due to increased headcount which resulted in an increase in personnel costs of $1.8 million and an increase in software subscription expense of $0.6 million.

General and Administrative Expenses - The increase in general and administrative expense for the six months ended June 30, 2021 was driven by increases in personnel-related costs of $2.0 million and stock-based compensation of $2.0 million. Additionally, an increase of $0.7 million in charitable contributions led to the overall increase.

Amortization of Intangible Assets - The increase in amortization of intangible assets was driven by the amortization of the acquired intangible assets related to Data Masons, which we acquired in December 2020.

Other Income (Expense), Net - The change in other expense, net of $0.7 million, compared to the other income, net of $0.8 million in the prior year period, was primarily due to larger foreign currency exchange losses and decreased investment income.

Income Tax Expense - The increase in income tax expense was primarily due to an increase in nondeductible executive compensation as well as a decrease in both the discrete tax benefits from stock activity and research and development credits. Excess tax benefits generated upon the settlement or exercise of stock awards are recognized as a reduction to income tax expense and, as a result, we expect that our annual effective income tax rate will fluctuate.

Adjusted EBITDA - Adjusted EBITDA, which is a non-GAAP measure of financial performance, consists of net income adjusted for depreciation and amortization expense, investment income or loss, realized gain or loss from foreign currency on cash and investments held, income tax expense, stock-based compensation expense, and other adjustments as necessary for a fair presentation. Other adjustments include the expense impact from the disposals of certain capitalized internally developed software and cloud hosting arrangement implementation costs and an earn-out liability fair value adjustment. Additionally, as part of executing a lease amendment, we incurred accelerated depreciation, included within Depreciation and amortization of property and equipment, and offsetting accelerated tenant improvement benefit, which is included within Other. The following table provides a reconciliation of net income to Adjusted EBITDA:

	Six Months Ended
	June 30,
	2021	2020
Net income	$20,383	$20,709
Depreciation and amortization of property and equipment	7,294	6,276
Amortization of intangible assets	5,335	2,652
Investment income	(176)	(972)
Realized (gain) loss from foreign currency on cash and investments held	638	(127)
Income tax expense	5,100	2,733
Stock-based compensation expense	14,424	9,353
Other	(213)	154
Adjusted EBITDA	$52,785	$40,778

SPS COMMERCE, INC.	22	Form 10-Q for the Quarterly Period ended June 30, 2021

Adjusted EBITDA Margin. Adjusted EBITDA Margin, which is a non-GAAP measure of financial performance, consists of Adjusted EBITDA divided by revenue. Margin, the comparable GAAP measure of financial performance, consists of net income divided by revenue. The following table provides a comparison of Margin to Adjusted EBITDA Margin:

	Six Months Ended
	June 30,
(In thousands, except Margin and Adjusted EBITDA Margin)	2021	2020
Revenue	$184,633	$149,765

Net income	20,383	20,709
Margin	11%	14%

Adjusted EBITDA	52,785	40,778
Adjusted EBITDA Margin	29%	27%

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

The following table provides a reconciliation of net income to non-GAAP income per share:

	Six Months Ended
	June 30,
	2021	2020
Net income	$20,383	$20,709
Stock-based compensation expense	14,424	9,353
Amortization of intangible assets	5,335	2,652
Realized (gain) loss from foreign currency on cash and investments held	638	(127)
Other	(213)	154
Income tax effects of adjustments	(7,974)	(5,912)
Non-GAAP income	$32,593	$26,829
Shares used to compute non-GAAP income per share
Basic	35,828	35,051
Diluted	36,741	35,995
Non-GAAP income per share
Basic	$0.91	$0.77
Diluted	$0.89	$0.75

SPS COMMERCE, INC.	23	Form 10-Q for the Quarterly Period ended June 30, 2021

Liquidity and Capital Resources

At June 30, 2021, our principal sources of liquidity were cash and cash equivalents, certificates of deposit and short-term investments totaling $233.4 million and accounts receivable, net of provision for credit losses, of $37.9 million. Certificates of deposit and investments are invested in accordance with our investment policy, with a goal of maintaining liquidity and capital preservation. Our cash equivalents and short-term investments are held in highly liquid money market funds, commercial paper, federal agency securities and corporate debt securities.

The summary of activity within the condensed consolidated statements of cash flows was as follows:

	Six Months Ended
	June 30,
(In thousands)	2021	2020
Net cash provided by operating activities	$54,658	$36,795
Net cash used in investing activities	(17,772)	(32,490)
Net cash used in financing activities	(2,276)	(8,662)

Net Cash Flows from Operating Activities

The increase in cash provided by operating activities was primarily driven by the changes in assets and liabilities, principally the increases in deferred revenue and accrued compensation balances. Additionally, business expansion resulted in increased depreciation and amortization of property and equipment, amortization of intangibles assets, and stock-based compensation expense that contributed to the increase.

Net Cash Flows from Investing Activities

The decrease in net cash used in investing activities was primarily due to a decrease of net purchases of investments.

Net Cash Flows from Financing Activities

The change in net cash used in financing activities was primarily due to the decreases in cash used for share repurchases and net proceeds from stock option exercises.

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

SPS COMMERCE, INC.	24	Form 10-Q for the Quarterly Period ended June 30, 2021

Inflation and changing prices did not have a material effect on our business during the six months ended June 30, 2021 and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Contractual and Commercial Commitment Summary

Our contractual obligations and commercial commitments as of June 30, 2021 are as follows:

	Payments Due by Period (in thousands)
	Less Than			More Than
Contractual Obligations	1 Year	1-3 Years	3-5 Years	5 Years	Total
Operating lease obligations, including imputed interest	$4,766	$8,860	$7,527	$3,053	$24,206
Purchase commitment	6,362	7,344	—	—	13,706
Total	$11,128	$16,204	$7,527	$3,053	$37,912

SPS COMMERCE, INC.	25	Form 10-Q for the Quarterly Period ended June 30, 2021

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

We did not have any variable interest rate outstanding debt as of June 30, 2021. Therefore, we do not have any material risk to interest rate fluctuations.

Foreign Currency Exchange Risk

We have revenue, expenses, assets, and liabilities that are denominated in currencies other than the U.S. dollar, primarily the Australian dollar and Canadian dollar. As of June 30, 2021, we maintained approximately 6% of our total cash and cash equivalents outside of the U.S. in foreign currencies. We believe that a hypothetical 10% change in foreign currency exchange rates or an inability to access foreign funds would not affect our ability to meet our operational needs or result in a material foreign currency loss. As we expand internationally, our results of operations and cash flows may be impacted by changes in foreign currency exchange rates and would be adversely impacted when the U.S. dollar appreciates relative to other foreign currencies. We have not used any forward contracts or currency borrowings to hedge our exposure to foreign currency exchange risk, although we may do so in the future.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting

In December 2020, we acquired the Data Masons business. Pursuant to the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope for a period not to exceed one year from the date of acquisition, the scope of our most recent assessment did not include Data Masons. We are currently in the process of incorporating internal controls specific to Data Masons that we believe are appropriate and necessary to consolidate and report upon our financial results. Our assessment of the effectiveness of internal control over financial reporting as of December 31, 2021 will include Data Masons. As of and for the three and six months ended June 30, 2021, excluding net intangible assets and goodwill, Data Masons represented approximately 3% of our consolidated assets and 6% of our consolidated revenues.

With the exception of the internal control related to integration activities associated with our acquisition of Data Masons, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SPS COMMERCE, INC.	26	Form 10-Q for the Quarterly Period ended June 30, 2021

PART II. – OTHER INFORMATION

Item 1.	Legal Proceedings

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

(c) Share Repurchases

Under a share repurchase program announced by our board of directors on November 2, 2019, we can repurchase up to a total of $50 million of our common stock in the open market through November 2, 2021. Our stock repurchase activity during the three months ended June 30, 2021 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
April 1 - 30, 2021	-	$-	-	$31,050,000
May 1 - 31, 2021	-	-	-	31,050,000
June 1 - 30, 2021	63,515	101.55	63,515	24,600,000
Total	63,515	$101.55	63,515	$24,600,000

Item 3.Defaults Upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Not Applicable.

SPS COMMERCE, INC.	27	Form 10-Q for the Quarterly Period ended June 30, 2021

Item 6.	Exhibits

Number	Description
3.1	Ninth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the SEC on May 21, 2020).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on October 17, 2017).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T (filed herewith). The XBRL instance document does not appear in the Interactive Data File because its tags are embedded within the Inline XBRL document.

104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL.

SPS COMMERCE, INC.	28	Form 10-Q for the Quarterly Period ended June 30, 2021

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 29, 2021	SPS COMMERCE, INC.

/s/ KIMBERLY K. NELSON
Kimberly K. Nelson
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

SPS COMMERCE, INC.	29	Form 10-Q for the Quarterly Period ended June 30, 2021