Form 10-Q
period 2021-09-30
SPS COMMERCE INC
filed 2021-10-28
CIK 1092699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2021

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding at October 21, 2021 was 35,964,238 shares.

SPS COMMERCE, INC.

QUARTERLY REPORT ON FORM 10-Q

Unless the context otherwise requires, for purposes of the Quarterly Report on Form 10-Q, the words “we,” “us,” “our,” the “Company,” “SPS,” and “SPS Commerce” refer to SPS Commerce, Inc.

SPS COMMERCE, INC.	2	Form 10-Q for the Quarterly Period ended September 30, 2021

PART I. – FINANCIAL INFORMATION

Item 1.Financial Statements

SPS COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(in thousands, except shares)	2021	2020
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$195,803	$149,692
Short-term investments	56,183	37,786
Accounts receivable	39,934	37,811
Allowance for credit losses	(4,604)	(4,233)
Accounts receivable, net	35,330	33,578
Deferred costs	41,593	37,988
Other assets	14,346	12,312
Total current assets	343,255	271,356
PROPERTY AND EQUIPMENT, less accumulated depreciation of $70,663 and $59,152, respectively	31,036	26,432
OPERATING LEASE RIGHT-OF-USE ASSETS	12,665	15,581
GOODWILL	134,680	134,853
INTANGIBLE ASSETS, net	52,471	60,230
INVESTMENTS	—	2,500
OTHER ASSETS
Deferred costs, non-current	14,500	12,607
Deferred income tax assets	189	194
Other assets, non-current	2,487	2,705
Total assets	$591,283	$526,458
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,752	$5,354
Accrued compensation	30,986	22,872
Accrued expenses	7,110	11,161
Deferred revenue	49,185	37,947
Operating lease liabilities	3,895	2,798
Total current liabilities	94,928	80,132
OTHER LIABILITIES
Deferred revenue, non-current	5,159	2,996
Operating lease liabilities, non-current	16,697	19,672
Deferred income tax liabilities	3,971	2,937
Total liabilities	120,755	105,737
COMMITMENTS and CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 110,000,000 shares authorized; 37,683,302 and 37,100,467 shares issued; and 35,964,238 and 35,487,217 shares outstanding, respectively	38	37
Treasury Stock, at cost; 1,719,064 and 1,613,250 shares, respectively	(75,908)	(65,247)
Additional paid-in capital	422,670	393,462
Retained earnings	125,322	93,490
Accumulated other comprehensive loss	(1,594)	(1,021)
Total stockholders’ equity	470,528	420,721
Total liabilities and stockholders’ equity	$591,283	$526,458

See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.	3	Form 10-Q for the Quarterly Period ended September 30, 2021

SPS COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts) (unaudited)	2021	2020	2021	2020
Revenues	$97,887	$79,557	$282,520	$229,322
Cost of revenues	34,343	25,045	96,043	72,915
Gross profit	63,544	54,512	186,477	156,407
Operating expenses
Sales and marketing	22,079	19,233	65,386	56,143
Research and development	10,854	8,053	28,459	23,087
General and administrative	14,691	11,939	45,186	36,591
Amortization of intangible assets	2,399	1,333	7,734	3,985
Total operating expenses	50,023	40,558	146,765	119,806
Income from operations	13,521	13,954	39,712	36,601
Other income (expense), net	(716)	423	(1,424)	1,218
Income before income taxes	12,805	14,377	38,288	37,819
Income tax expense	1,356	2,970	6,456	5,703
Net income	$11,449	$11,407	$31,832	$32,116
Other comprehensive income (expense)
Foreign currency translation adjustments	(968)	969	(604)	(779)
Unrealized gain (loss) on investments, net of tax of ($9), ($21), ($36) and $6, respectively	(27)	(59)	(107)	19
Reclassification of (gain) loss on investments into earnings, net of tax of $16, $2, $46 and ($51), respectively	48	7	138	(151)
Total other comprehensive income (expense)	(947)	917	(573)	(911)
Comprehensive income	$10,502	$12,324	$31,259	$31,205

Net income per share
Basic	$0.32	$0.32	$0.89	$0.91
Diluted	$0.31	$0.31	$0.86	$0.89

Weighted average common shares used to compute net income per share
Basic	35,961	35,295	35,873	35,133
Diluted	37,015	36,366	36,898	36,137

 See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.	4	Form 10-Q for the Quarterly Period ended September 30, 2021

SPS COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Stockholders'
(in thousands, except shares) (unaudited)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balances, June 30, 2020	35,126,118	$37	1,613,250	$(65,247)	$373,686	$68,613	$(3,779)	$373,310
Stock-based compensation	—	—	—	—	4,494	—	—	4,494
Exercise of stock options and issuance of restricted stock	163,478	—	—	—	4,717	—	—	4,717
Employee stock purchase plan	2,010	—	—	—	95	—	—	95
Net income	—	—	—	—	—	11,407	—	11,407
Foreign currency translation adjustments	—	—	—	—	—	—	969	969
Unrealized loss on investments, net of tax	—	—	—	—	—	—	(59)	(59)
Reclassification of loss on investments into earnings, net of tax	—	—	—	—	—	—	7	7
Balances, September 30, 2020	35,291,606	$37	1,613,250	$(65,247)	$382,992	$80,020	$(2,862)	$394,940

Balances, June 30, 2021	35,859,353	$38	1,676,765	$(71,697)	$413,182	$113,873	$(647)	$454,749
Stock-based compensation	—	—	—	—	6,361	—	—	6,361
Exercise of stock options and issuance of restricted stock	145,658	—	—	—	2,997	—	—	2,997
Employee stock purchase plan	1,526	—	—	—	130	—	—	130
Repurchases of common stock	(42,299)	—	42,299	(4,211)	—	—	—	(4,211)
Net income	—	—	—	—	—	11,449	—	11,449
Foreign currency translation adjustments	—	—	—	—	—	—	(968)	(968)
Unrealized loss on investments, net of tax	—	—	—	—	—	—	(27)	(27)
Reclassification of loss on investments into earnings, net of tax	—	—	—	—	—	—	48	48
Balances, September 30, 2021	35,964,238	$38	1,719,064	$(75,908)	$422,670	$125,322	$(1,594)	$470,528

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balances, December 31, 2019	34,863,271	$36	1,241,348	$(46,297)	$354,115	$48,973	$(1,951)	$354,876
Stock-based compensation	—	—	—	—	13,090	—	—	13,090
Exercise of stock options and issuance of restricted stock	765,144	1	—	—	14,142	—	—	14,143
Employee stock purchase plan	35,093	—	—	—	1,645	—	—	1,645
Repurchases of common stock	(371,902)	—	371,902	(18,950)	—	—	—	(18,950)
Net income	—	—	—	—	—	32,116	—	32,116
Foreign currency translation adjustments	—	—	—	—	—	—	(779)	(779)
Unrealized gain on investments, net of tax	—	—	—	—	—	—	19	19
Reclassification of gain on investments into earnings, net of tax	—	—	—	—	—	—	(151)	(151)
Adoption of ASU 2016-13	—	—	—	—	—	(1,069)	—	(1,069)
Balances, September 30, 2020	35,291,606	$37	1,613,250	$(65,247)	$382,992	$80,020	$(2,862)	$394,940

Balances, December 31, 2020	35,487,217	$37	1,613,250	$(65,247)	$393,462	$93,490	$(1,021)	$420,721
Stock-based compensation	—	—	—	—	19,866	—	—	19,866
Exercise of stock options and issuance of restricted stock	555,160	1	—	—	7,026	—	—	7,027
Employee stock purchase plan	27,675	—	—	—	2,316	—	—	2,316
Repurchases of common stock	(105,814)	—	105,814	(10,661)	—	—	—	(10,661)
Net income	—	—	—	—	—	31,832	—	31,832
Foreign currency translation adjustments	—	—	—	—	—	—	(604)	(604)
Unrealized loss on investments, net of tax	—	—	—	—	—	—	(107)	(107)
Reclassification of loss on investments into earnings, net of tax	—	—	—	—	—	—	138	138
Balances, September 30, 2021	35,964,238	$38	1,719,064	$(75,908)	$422,670	$125,322	$(1,594)	$470,528

See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.	5	Form 10-Q for the Quarterly Period ended September 30, 2021

SPS COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
(in thousands) (unaudited)	2021	2020
Cash flows from operating activities
Net income	$31,832	$32,116
Reconciliation of net income to net cash provided by operating activities
Deferred income taxes	1,013	4,324
Change in earn-out liability	—	72
Depreciation and amortization of property and equipment	10,989	9,474
Amortization of intangible assets	7,734	3,985
Provision for credit losses	4,037	4,198
Stock-based compensation	21,273	14,246
Other, net	234	(16)
Changes in assets and liabilities
Accounts receivable	(5,327)	(4,551)
Deferred costs	(5,686)	(1,129)
Other current and non-current assets	(3,893)	2,612
Accounts payable	(1,518)	1,357
Accrued compensation	6,617	(3,989)
Accrued expenses	(174)	(3)
Deferred revenue	13,401	3,961
Operating leases	1,036	(1,128)
Net cash provided by operating activities	81,568	65,529
Cash flows from investing activities
Purchases of property and equipment	(15,567)	(11,639)
Purchases of investments	(84,020)	(67,636)
Maturities of investments	67,500	47,300
Net cash used in investing activities	(32,087)	(31,975)
Cash flows from financing activities
Repurchases of common stock	(10,661)	(18,950)
Net proceeds from exercise of options to purchase common stock	7,027	14,143
Net proceeds from employee stock purchase plan	2,316	1,645
Payments for contingent consideration	(2,042)	(688)
Net cash used in financing activities	(3,360)	(3,850)
Effect of foreign currency exchange rate changes	(10)	(26)
Net increase in cash and cash equivalents	46,111	29,678
Cash and cash equivalents at beginning of period	149,692	179,252
Cash and cash equivalents at end of period	$195,803	$208,930

See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.	6	Form 10-Q for the Quarterly Period ended September 30, 2021

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

Business Combinations

In December 2020, we acquired all of the outstanding equity ownership interests of D Masons Software, LLC (“Data Masons”). As of December 31, 2020, the purchase accounting for the acquisition was not finalized. During the three months ended March 31, 2021, the only change in the purchase accounting was a $0.3 million reduction of amounts due from the seller as part of the initial net working capital adjustment and a corresponding increase to goodwill. As of September 30, 2021, the purchase accounting for the acquisition was finalized, without any change from that recorded at March 31, 2021.

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

Recently Issued and Adopted Accounting Pronouncements

For the nine months ended September 30, 2021, there were no newly adopted accounting pronouncements. As of September 30, 2021, there are no recently issued but not yet adopted accounting pronouncements that are expected to materially impact our consolidated financial statements.

Significant Accounting Policies

There were no material changes in our significant accounting policies during the nine months ended September 30, 2021. See Note A to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC, for additional information regarding our significant accounting policies.

SPS COMMERCE, INC.	7	Form 10-Q for the Quarterly Period ended September 30, 2021

NOTE B – Revenue

We derive our revenues from the following revenue streams:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Recurring revenues:
Fulfillment	$78,106	$64,115	$224,738	$183,963
Analytics	10,858	9,826	31,383	28,809
Other	1,435	1,244	4,019	3,664
Recurring Revenues	90,399	75,185	260,140	216,436
One-time revenues	7,488	4,372	22,380	12,886
	$97,887	$79,557	$282,520	$229,322

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

SPS COMMERCE, INC.	8	Form 10-Q for the Quarterly Period ended September 30, 2021

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

The table below presents the activity of the portion of the deferred revenue liability relating to set-up fees:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Balance, beginning of period	$13,344	$10,633	$11,118	$10,518
Invoiced set-up fees	3,622	2,757	11,832	8,224
Amortized set-up fees	(3,245)	(2,698)	(9,229)	(8,050)
Balance, end of period	$13,721	$10,692	$13,721	$10,692

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

NOTE C – Deferred Costs

The deferred costs and amortization of deferred costs activity was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Balance, beginning of period	$53,841	$46,649	$50,595	$46,941
Incurred deferred costs	16,459	14,258	45,922	39,329
Amortized deferred costs	(14,207)	(12,774)	(40,424)	(38,137)
Balance, end of period	$56,093	$48,133	$56,093	$48,133

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

SPS COMMERCE, INC.	9	Form 10-Q for the Quarterly Period ended September 30, 2021

Cash equivalents and investments consisted of the following:

	September 30, 2021			December 31, 2020
(in thousands)	Amortized Cost	Unrealized Gains (Losses), net	Fair Value	Amortized Cost	Unrealized Losses, net	Fair Value
Cash equivalents:
Money market funds	$151,661	$—	$151,661	$112,907	$—	$112,907
Certificates of deposit	7,229	—	7,229	7,708	—	7,708
Marketable securities:
U.S. corporate bonds	4,996	4	5,000	5,069	(29)	5,040
Commercial paper	32,485	1	32,486	7,569	(55)	7,514
U.S. treasury securities	11,543	(75)	11,468	20,051	(27)	20,024
	$207,914	$(70)	$207,844	$153,304	$(111)	$153,193
Maturing within one year			$207,844			$150,693
Maturing within one to two years			—			2,500
Total			$207,844			$153,193

Recurring Fair Value Measurements

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	September 30, 2021				December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$151,661	$—	$—	$151,661	$112,907	$—	$—	$112,907
Certificates of deposit	7,229	—	—	7,229	7,708	—	—	7,708
Marketable securities:
U.S. corporate bonds	—	5,000	—	5,000	—	5,040	—	5,040
Commercial paper	—	32,486	—	32,486	—	7,514	—	7,514
U.S. treasury securities	—	11,468	—	11,468	—	20,024	—	20,024
	$158,890	$48,954	$—	$207,844	$120,615	$32,578	$—	$153,193

Liabilities:
Contingent consideration	$—	$—	$—	$—	$—	$—	$1,878	$1,878
	$—	$—	$—	$—	$—	$—	$1,878	$1,878

See Note E to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC, for additional information regarding the three levels of inputs that may be used to measure fair value.

For the contingent consideration liability, related to the Data Masons acquisition, we were required to pay the former owners of Data Masons $1.9 million in the event the Paycheck Protection Program Loan (“PPP Loan”) acquired in the acquisition was forgiven in full. In the three months ended June 30, 2021, the Small Business Administration approved the full forgiveness of the PPP Loan and, accordingly, the payment of the $1.9 million contingent liability was made.

SPS COMMERCE, INC.	10	Form 10-Q for the Quarterly Period ended September 30, 2021

NOTE E – Allowance for Credit Losses

The allowance for credit losses activity, included in accounts receivable, net, was as follows:

	Nine Months Ended
	September 30,
(in thousands)	2021	2020
Balance, beginning of period	$4,233	$1,469
Adoption of ASU 2016-13	—	1,069
Provision for credit losses	4,037	4,198
Write-offs, net of recoveries	(3,666)	(2,977)
Balance, end of period	$4,604	$3,759

NOTE F – Goodwill and Intangible Assets, net

Goodwill

The changes in the net carrying amount of goodwill were as follows:

	Nine Months Ended
	September 30,
(in thousands)	2021	2020
Balance, beginning of period	$134,853	$76,845
Remeasurement from provisional purchase accounting amount	268	—
Foreign currency translation adjustments	(441)	(302)
Balance, end of period	$134,680	$76,543

Intangible Assets

Intangible assets subject to amortization are amortized over their respective useful lives (ranging from three to ten years). Intangible assets, net included the following:

	September 30, 2021
	Gross		Foreign
	Carrying	Accumulated	Currency
(in thousands)	Amount	Amortization	Translation	Net
Subscriber relationships	$54,870	$(28,851)	$(1,062)	$24,957
Non-competition agreements	708	(708)	—	$—
Acquired technology	33,216	(5,702)	—	27,514
	$88,794	$(35,261)	$(1,062)	$52,471

	December 31, 2020
	Gross		Foreign
	Carrying	Accumulated	Currency
(in thousands)	Amount	Amortization	Translation	Net
Subscriber relationships	$54,447	$(24,792)	$101	$29,756
Non-competition agreements	698	(691)	(4)	3
Acquired technology	33,195	(2,724)	—	30,471
	$88,340	$(28,207)	$97	$60,230

SPS COMMERCE, INC.	11	Form 10-Q for the Quarterly Period ended September 30, 2021

The estimated future annual amortization expense related to intangible assets subject to amortization is as follows:

(in thousands)
Remainder of 2021	$2,214
2022	8,822
2023	8,746
2024	7,476
2025	7,337
Thereafter	17,876
Total future amortization	$52,471

NOTE G – Other Assets

The changes in the net amount of capitalized implementation costs for software hosting arrangements was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Balance, beginning of period	$943	$1,188	$1,181	$1,166
Capitalized implementation fees	32	7	130	87
Amortization of implementation fees	(172)	(65)	(508)	(123)
Balance, end of period	$803	$1,130	$803	$1,130

NOTE H – Commitments and Contingencies

Leases

We are obligated under non-cancellable operating leases, primarily for office space, as follows:

	September 30, 2021		December 31, 2020
(in thousands, except remaining term)	Remaining Term (years)	Right-of-Use Asset	Remaining Term (years)	Right-of-Use Asset
Minneapolis, MN lease	6	$9,268	6	$10,992
Kyiv, Ukraine lease	4	1,632	4	1,930
Other leases	<1 - 4	1,765	<1 - 5	2,659
		$12,665		$15,581

The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Operating lease cost	$873	$857	$2,309	$2,225
Variable lease cost	976	886	2,694	2,687
	$1,849	$1,743	$5,003	$4,912

SPS COMMERCE, INC.	12	Form 10-Q for the Quarterly Period ended September 30, 2021

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended
	September 30,
(in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,488	$3,190
Right-of-use assets obtained in exchange for operating lease liabilities	—	342

Supplemental balance sheet information related to leases was as follows:

	September 30, 2021	December 31, 2020
Weighted-average remaining lease term - operating leases	5.1 years	5.6 years
Weighted-average discount rate - operating leases	4.1%	4.1%

At September 30, 2021, our future minimum payments under operating leases were as follows:

(in thousands)
Remainder of 2021	$1,175
2022	4,676
2023	4,412
2024	4,057
2025	3,715
Thereafter	4,850
Total future gross payments	22,885
Less: imputed interest	(2,293)
Total operating lease liabilities	$20,592

Purchase Commitments

We have entered into separate noncancelable agreements with computing infrastructure and customer relationship management vendors for services through 2023. At September 30, 2021, the total remaining purchase commitments were $11.9 million.

NOTE I – Stockholders’ Equity

Stock Repurchase Program

On November 2, 2019, our board of directors authorized a program to repurchase up to $50.0 million of common stock. Under the program, purchases may be made from time to time in the open market or in privately negotiated purchases, or both over two years. For the three months ended September 30, 2021, we repurchased 42,299 shares at a cost of $4.2 million. As of September 30, 2021, $20.4 million of the share repurchase program was available for future share repurchases.

In October 2021, our board of directors authorized a new program to repurchase up to $50.0 million of our common stock. Under the program, purchases may be made from time to time in the open market or in privately negotiated purchases, or both. The new share repurchase program becomes effective on November 28, 2021 and expires on November 28, 2023.

SPS COMMERCE, INC.	13	Form 10-Q for the Quarterly Period ended September 30, 2021

NOTE J – Stock-Based Compensation

Our equity compensation plans provide for the grant of incentive and nonqualified stock options, as well as other stock-based awards including performance share units (“PSUs”), restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and deferred stock units (“DSUs”). We also have an employee stock purchase plan (“ESPP”). We recognize stock-based compensation expense based on grant date award fair value. This cost is recognized over the period for which the employee is required to provide service in exchange for the award or the award performance period, except for expense relating to retirement-eligible employees that have not given their required notice, which is recognized on a pro-rata basis over the notice period prior to retirement. At September 30, 2021, there were 13.5 million shares available for grant under approved equity compensation plans.

Stock-based compensation expense was allocated in the condensed consolidated statements of comprehensive income as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Cost of revenues	$1,696	$1,003	$4,945	$2,767
Operating expenses
Sales and marketing	1,634	1,123	4,854	2,979
Research and development	1,195	983	3,212	2,789
General and administrative	2,324	1,784	8,262	5,711
	$6,849	$4,893	$21,273	$14,246

Stock-based compensation expense by plan or award type was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Stock options	$496	$541	$1,569	$1,675
PSUs	1,342	804	5,357	2,596
RSUs	4,039	2,729	11,577	7,730
RSAs & DSUs	109	106	325	340
ESPP	376	314	1,038	749
401(k) stock match	487	399	1,407	1,156
	$6,849	$4,893	$21,273	$14,246

As of September 30, 2021, there was $35.7 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a straight-line basis over a weighted average period of 2.5 years.

Stock Options

Our stock option activity was as follows:

	Nine Months Ended September 30, 2021
		Weighted Average
	Options (#)	Exercise Price (per share)
Outstanding, beginning of period	944,886	$36.71
Granted	52,184	104.81
Exercised	(231,590)	30.34
Forfeited	(4,902)	64.81
Outstanding, end of period	760,578	43.14

SPS COMMERCE, INC.	14	Form 10-Q for the Quarterly Period ended September 30, 2021

Of the total outstanding options at September 30, 2021, 0.6 million were exercisable. The outstanding and exercisable options had a weighted average exercise price of $36.83 per share and a weighted average remaining contractual life of 3.3 years.

The weighted average grant date fair value of options granted during the nine months ended September 30, 2021 was $30.98 per share. This was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Volatility	35.4%
Dividend yield	0%
Life (in years)	4.4
Risk-free interest rate	0.6%

Performance Share Units, Restricted Stock Units and Awards, and Deferred Stock Units

In each of the quarters ended March 31, 2021, 2020, 2019, and 2018 we granted PSU awards with a target performance level. These awards are earned based upon our company’s total shareholder return as compared to an indexed total shareholder return over the course of a fiscal based three-year performance period, starting in the year of grant. Awards vest in the quarter following the conclusion of the performance period. In the three months ended March 31, 2021, PSU awards granted in 2018 vested at the maximum performance level and 0.1 million shares of common stock were issued.

Our PSU, RSU, RSA, and DSU activity was as follows:

	Nine Months Ended September 30, 2021
		Weighted Average Grant
	#	Date Fair Value (per unit)
Outstanding, beginning of period	738,422	$52.37
Granted	310,984	101.36
Vested and common stock issued	(323,030)	42.67
Forfeited	(14,867)	64.15
Outstanding, end of period	711,509	77.94

Employee Stock Purchase Plan

Our ESPP activity was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share data)	2021	2020	2021	2020
Amounts for shares purchased	$130	$95	$2,316	$1,645
Shares purchased	1,526	2,010	27,675	35,093

A total of 1.8 million shares of common stock are reserved for issuance under the ESPP as of September 30, 2021.

The fair value was estimated based on the market price of our common stock at the beginning of the offering period using the Black-Scholes option pricing model with the following assumptions:

Volatility	31.6%
Dividend yield	0%
Life (in years)	0.5
Risk-free interest rate	0.1%

SPS COMMERCE, INC.	15	Form 10-Q for the Quarterly Period ended September 30, 2021

NOTE K – Income Taxes

We record our interim provision for income taxes by applying our estimated annual effective tax rate to our year-to-date pretax income and adjust the provision for discrete tax items recorded in the period. Differences between our effective tax rate and statutory tax rates are primarily due to the impact of permanently non-deductible expenses partially offset by the federal research and development credits and tax benefits associated with foreign-derived intangible income. Additionally, excess tax benefits generated upon settlement or exercise of stock awards are recognized as a reduction to income tax expense as a discrete tax item in the quarter that the event occurs, creating potentially significant fluctuation in tax expense by quarter and by year. Our provisions for income taxes includes current federal, state, and foreign income tax expense, as well as deferred tax expense.

As of September 30, 2021, we did not have any unrecognized tax benefits, accrued interest, or tax penalties.

NOTE L – Other Income and Expense

Other income (expense), net included the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Investment income	$66	$107	$242	$1,079
Realized gain (loss) from foreign currency on cash and investments held	(854)	559	(1,492)	686
Other income (expense), net	72	(243)	(174)	(475)
Change in earn-out liability	—	—	—	(72)
	$(716)	$423	$(1,424)	$1,218

Effective January 1, 2021, all realized gains or losses and interest income on our investments are included in investment income. Previously, realized gains and losses were included in other income (expense), net and interest income was included in interest income, net. Additionally, realized gains or losses from foreign currency on cash and investments held were previously included in other income (expense), net. Amounts for the three and nine months ended September 30, 2020 have been reclassified to be consistent with the classifications for the three and nine months ended September 30, 2021.

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

The components and computation of basic and diluted net income per share were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Numerator
Net income	$11,449	$11,407	$31,832	$32,116
Denominator
Weighted average common shares outstanding, basic	35,961	35,295	35,873	35,133
Options to purchase common stock	520	578	533	596
PSUs, RSUs, RSAs, and DSUs	534	493	492	408
Weighted average common shares outstanding, diluted	37,015	36,366	36,898	36,137
Net income per share
Basic	$0.32	$0.32	$0.89	$0.91
Diluted	$0.31	$0.31	$0.86	$0.89

SPS COMMERCE, INC.	16	Form 10-Q for the Quarterly Period ended September 30, 2021

The following table presents the number of outstanding potential common shares that were excluded from the calculation of diluted net income per share as they were anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Antidilutive shares	34	8	46	203

NOTE N – Geographic Information

The following table presents domestic revenue, which we define as the percentage of revenue that was attributable to customers based within the U.S. No single jurisdiction outside of the U.S. had revenues in excess of 10%.
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Domestic revenue	84%	85%	84%	85%

At September 30, 2021 and December 31, 2020, 13% and 15%, respectively, of property and equipment, net was located at subsidiary and office locations outside of the U.S.

SPS COMMERCE, INC.	17	Form 10-Q for the Quarterly Period ended September 30, 2021

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

For the three months ended September 30, 2021, our revenues were $97.9 million, an increase of 23% from the comparable period in 2020, and represented our 83rd consecutive quarter of increased revenues. Total operating expenses increased 23% for the same period in 2021 from 2020.

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

To supplement our financial statements, we provide investors with Adjusted EBITDA, Adjusted EBITDA Margin, and non-GAAP income per share, all of which are non-GAAP financial measures. We believe that these non-GAAP measures provide useful information to our management, board of directors, and investors regarding certain financial and business trends relating to our financial condition and results of operations. Our management uses these non-GAAP measures to compare our performance to that of prior periods for trend analyses and planning purposes. Adjusted EBITDA is also used for purposes of determining executive and senior management incentive compensation.

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

SPS COMMERCE, INC.	18	Form 10-Q for the Quarterly Period ended September 30, 2021

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

During the nine months ended September 30, 2021, there were no changes in our critical accounting policies or estimates. See Note A to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC, for additional information regarding our accounting policies.

Results of Operations

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

The following table presents our results of operations for the periods indicated:

	Three Months Ended September 30,
	2021		2020		Change
(dollars in thousands)		% of revenue		% of revenue	$	%
Revenues	$97,887	100.0%	$79,557	100.0%	$18,330	23.0%
Cost of revenues	34,343	35.1	25,045	31.5	9,298	37.1
Gross profit	63,544	64.9	54,512	68.5	9,032	16.6
Operating expenses
Sales and marketing	22,079	22.5	19,233	24.2	2,846	14.8
Research and development	10,854	11.1	8,053	10.1	2,801	34.8
General and administrative	14,691	15.0	11,939	15.0	2,752	23.1
Amortization of intangible assets	2,399	2.5	1,333	1.7	1,066	80.0
Total operating expenses	50,023	51.1	40,558	51.0	9,465	23.3
Income from operations	13,521	13.8	13,954	17.5	(433)	(3.1)
Other income (expense), net	(716)	(0.7)	423	0.5	(1,139)	(269.3)
Income before income taxes	12,805	13.1	14,377	18.0	(1,572)	(10.9)
Income tax expense	1,356	1.4	2,970	3.7	(1,614)	(54.3)
Net income	$11,449	11.7%	$11,407	14.3%	$42	0.4%

Revenues - The increase in revenues resulted from two primary factors: the increase in recurring revenue customers and an increase in annualized average recurring revenues per recurring revenue customer, which we also refer to as wallet share.

•	The number of recurring revenue customers increased 10% to 35,400 at September 30, 2021 from 32,050 at September 30, 2020.
•

Wallet share increased 10% to $10,350 for the three months ended September 30, 2021 from $9,450 for the same period in 2020. The increase was primarily attributable to increased usage of our solutions by our recurring revenue customers.

Recurring revenues from recurring revenue customers accounted for 92% and 95% of our total revenues for the three months ended September 30, 2021 and 2020, respectively. We anticipate that the number of recurring revenue customers and wallet share will increase as we increase the number of solutions we offer and increase the penetration of those solutions across our customer base.

Cost of Revenues - The increase in cost of revenues for the three months ended September 30, 2021 was primarily due to increased headcount which resulted in an increase of $7.8 million in personnel-related costs and an increase of $0.7 million in stock-based compensation. Additionally, as we continued to invest in the infrastructure supporting our platform, depreciation expense increased by $0.4 million.

SPS COMMERCE, INC.	19	Form 10-Q for the Quarterly Period ended September 30, 2021

Sales and Marketing Expenses - The increase in sales and marketing expense for the three months ended September 30, 2021 was primarily due to increased headcount which resulted in an increase of $1.7 million in personnel-related costs and an increase of $0.7 million in variable compensation earned by sales personnel and referral partners. Additionally, an increase of $0.5 million in stock-based compensation contributed to the overall increase.

Research and Development Expenses - The increase in research and development expense for the three months ended September 30, 2021 was primarily due to increased headcount, which resulted in an increase in personnel costs of $2.2 million, and an increase in software subscription expense of $0.4 million.

General and Administrative Expenses - The increase in general and administrative expense for the three months ended September 30, 2021 was primarily due to increased headcount which resulted in an increase in personnel-related costs of $1.9 million and stock-based compensation expense of $0.5 million. Additionally, continued growth of the business led to the increase in general and administrative expenses, partially offset by a decrease of $0.3 million in charitable contributions.

Amortization of Intangible Assets - The increase in amortization of intangible assets was driven by the amortization of the acquired intangible assets related to Data Masons, which we acquired in December 2020.

Other Income (Expense), Net - The change to other expense, net of $0.7 million, compared to other income, net of $0.4 million in the same prior year period, was primarily due to unfavorable foreign currency exchange rate changes.

Income Tax Expense - The decrease in income tax expense was driven by an increase in discrete tax benefits from stock activity, partially offset by an increase in nondeductible executive compensation. Excess tax benefits generated upon the settlement or exercise of stock awards are recognized as a reduction to income tax expense and, as a result, we expect that our annual effective income tax rate will fluctuate.

Adjusted EBITDA - Adjusted EBITDA, which is a non-GAAP measure of financial performance, consists of net income adjusted for income tax expense, depreciation and amortization expense, stock-based compensation expense, realized gain or loss from foreign currency on cash and investments held, investment income or loss, and other adjustments as necessary for a fair presentation. For the three months ended September 30, 2020, other adjustments included the expense impact from the disposals of certain capitalized internally developed software, cloud hosting arrangement implementation costs and an earn-out liability fair value adjustment. The following table provides a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended
	September 30,
(in thousands)	2021	2020
Net income	$11,449	$11,407
Income tax expense	1,356	2,970
Depreciation and amortization of property and equipment	3,695	3,198
Amortization of intangible assets	2,399	1,333
Stock-based compensation expense	6,849	4,893
Realized (gain) loss from foreign currency on cash and investments held	854	(559)
Investment income	(66)	(107)
Other	—	103
Adjusted EBITDA	$26,536	$23,238

SPS COMMERCE, INC.	20	Form 10-Q for the Quarterly Period ended September 30, 2021

Adjusted EBITDA Margin - Adjusted EBITDA Margin, which is a non-GAAP measure of financial performance, consists of Adjusted EBITDA divided by revenue. Margin, the comparable GAAP measure of financial performance, consists of net income divided by revenue. The following table provides a comparison of Margin to Adjusted EBITDA Margin:

	Three Months Ended
	September 30,
(in thousands, except Margin and Adjusted EBITDA Margin)	2021	2020
Revenue	$97,887	$79,557

Net income	11,449	11,407
Margin	12%	14%

Adjusted EBITDA	26,536	23,238
Adjusted EBITDA Margin	27%	29%

Non-GAAP Income per Share - Non-GAAP income per share, which is a non-GAAP measure of financial performance, consists of net income adjusted for stock-based compensation expense, amortization expense related to intangible assets, realized gain or loss from foreign currency on cash and investments held, and other adjustments as necessary for a fair presentation, divided by the weighted average number of shares of common and diluted stock outstanding during each period. For the three months ended September 30, 2020, other adjustments included the expense impact from the disposals of certain capitalized internally developed software, cloud hosting arrangement implementation costs and an earn-out liability fair value adjustment. To quantify the tax effects, we recalculated income tax expense excluding the direct book and tax effects of the specific items constituting the non-GAAP adjustments. The difference between this recalculated income tax expense and GAAP income tax expense is presented as the income tax effect of the non-GAAP adjustments.

The following table provides a reconciliation of net income to non-GAAP income per share:

	Three Months Ended
	September 30,
(in thousands, except per share amounts)	2021	2020
Net income	$11,449	$11,407
Stock-based compensation expense	6,849	4,893
Amortization of intangible assets	2,399	1,333
Realized (gain) loss from foreign currency on cash and investments held	854	(559)
Other	—	103
Income tax effects of adjustments	(4,178)	(2,929)
Non-GAAP income	$17,373	$14,248
Shares used to compute non-GAAP income per share
Basic	35,961	35,295
Diluted	37,015	36,366
Non-GAAP income per share
Basic	$0.48	$0.40
Diluted	$0.47	$0.39

SPS COMMERCE, INC.	21	Form 10-Q for the Quarterly Period ended September 30, 2021

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

The following table presents our results of operations for the periods indicated:

	Nine Months Ended September 30,
	2021		2020		Change
(dollars in thousands)		% of revenue		% of revenue	$	%
Revenues	$282,520	100.0%	$229,322	100.0%	$53,198	23.2%
Cost of revenues	96,043	34.0	72,915	31.8	23,128	31.7
Gross profit	186,477	66.0	156,407	68.2	30,070	19.2
Operating expenses
Sales and marketing	65,386	23.1	56,143	24.5	9,243	16.5
Research and development	28,459	10.1	23,087	10.0	5,372	23.3
General and administrative	45,186	16.0	36,591	16.0	8,595	23.5
Amortization of intangible assets	7,734	2.7	3,985	1.7	3,749	94.1
Total operating expenses	146,765	51.9	119,806	52.2	26,959	22.5
Income from operations	39,712	14.1	36,601	16.0	3,111	8.5
Other income (expense), net	(1,424)	(0.5)	1,218	0.5	(2,642)	(216.9)
Income before income taxes	38,288	13.6	37,819	16.5	469	1.2
Income tax expense	6,456	2.3	5,703	2.5	753	13.2
Net income	$31,832	11.3%	$32,116	14.0%	$(284)	(0.9)%

Revenues - The increase in revenues resulted from two primary factors: the increase in recurring revenue customers and an increase in annualized average recurring revenues per recurring revenue customer, which we also refer to as wallet share.

•	The number of recurring revenue customers increased 10% to 35,400 at September 30, 2021 from 32,050 at September 30, 2020.
•

Wallet share increased 10% to $10,100 for the nine months ended September 30, 2021 from $9,200 for the same period in 2020. The increase was primarily attributable to increased usage of our solutions by our recurring revenue customers.

Recurring revenues from recurring revenue customers accounted for 92% and 94% of our total revenues for the nine months ended September 30, 2021 and 2020, respectively. We anticipate that the number of recurring revenue customers and wallet share will increase as we increase the number of solutions we offer and increase the penetration of those solutions across our customer base.

Cost of Revenues - The increase in cost of revenues for the nine months ended September 30, 2021 was primarily due to increased headcount which resulted in an increase of $19.2 million in personnel-related costs and an increase of $2.2 million in stock-based compensation. Additionally, as we continued to invest in the infrastructure supporting our platform, depreciation expense increased by $1.2 million. Further, software subscriptions increased by $0.4 million.

Sales and Marketing Expenses - The increase in sales and marketing expense for the nine months ended September 30, 2021 was primarily due to increased headcount which resulted in an increase of $4.1 million in personnel-related costs and an increase of $3.0 million in variable compensation earned by sales personnel and referral partners. Additionally, an increase of $1.9 million in stock-based compensation contributed to the overall increase.

Research and Development Expenses - The increase in research and development expense for the nine months ended September 30, 2021 was primarily due to increased headcount which resulted in increases of personnel costs of $4.0 million and stock-based compensation of $0.4 million. In addition, there was an increase in software subscription expense of $1.0 million.

General and Administrative Expenses - The increase in general and administrative expense for the nine months ended September 30, 2021 was primarily due to increased headcount which resulted in an increase in personnel-related costs of $3.9 million and stock-based compensation increase of $2.6 million. Additionally, there were increases of $0.6 million in software subscription fees, $0.5 million in credit card fees, and $0.4 million in professional service fees that contributed to the overall increase.

Amortization of Intangible Assets - The increase in amortization of intangible assets was driven by the amortization of the acquired intangible assets related to Data Masons, which we acquired in December 2020.

SPS COMMERCE, INC.	22	Form 10-Q for the Quarterly Period ended September 30, 2021

Other Income (Expense), Net - The change to other expense, net of $1.4 million, compared to other income, net of $1.2 million in the same prior year period, was primarily due to unfavorable foreign currency exchange rate changes and decreased investment income.

Income Tax Expense - The increase in income tax expense was due to an increase in nondeductible executive compensation and an increase in pre-tax income, partially offset by an increase in the discrete tax benefits from stock activity. Excess tax benefits generated upon the settlement or exercise of stock awards are recognized as a reduction to income tax expense and, as a result, we expect that our annual effective income tax rate will fluctuate.

Adjusted EBITDA - Adjusted EBITDA, which is a non-GAAP measure of financial performance, consists of net income adjusted for income tax expense, depreciation and amortization expense, stock-based compensation expense, realized gain or loss from foreign currency on cash and investments held, investment income or loss, and other adjustments as necessary for a fair presentation. For the nine months ended September 30, 2021, other adjustments include disposals of cloud hosting arrangement implementation costs and accelerated tenant improvement benefit, which was incurred as part of executing a lease agreement. This tenant improvement adjustment was partially offset by accelerated depreciation, which is included within Depreciation and amortization of property and equipment and was also incurred as part of executing a lease agreement. For the nine months ended September 30, 2020, other adjustments included the expense impact from the disposals of certain capitalized internally developed software and cloud hosting arrangement implementation costs in addition to an earn-out liability fair value adjustment. The following table provides a reconciliation of net income to Adjusted EBITDA:

	Nine Months Ended
	September 30,
(in thousands)	2021	2020
Net income	$31,832	$32,116
Income tax expense	6,456	5,703
Depreciation and amortization of property and equipment	10,989	9,474
Amortization of intangible assets	7,734	3,985
Stock-based compensation expense	21,273	14,246
Realized (gain) loss from foreign currency on cash and investments held	1,492	(686)
Investment income	(242)	(1,079)
Other	(213)	257
Adjusted EBITDA	$79,321	$64,016

Adjusted EBITDA Margin - Adjusted EBITDA Margin, which is a non-GAAP measure of financial performance, consists of Adjusted EBITDA divided by revenue. Margin, the comparable GAAP measure of financial performance, consists of net income divided by revenue. The following table provides a comparison of Margin to Adjusted EBITDA Margin:

	Nine Months Ended
	September 30,
(in thousands, except Margin and Adjusted EBITDA Margin)	2021	2020
Revenue	$282,520	$229,322

Net income	31,832	32,116
Margin	11%	14%

Adjusted EBITDA	79,321	64,016
Adjusted EBITDA Margin	28%	28%

Non-GAAP Income per Share - Non-GAAP income per share, which is a non-GAAP measure of financial performance, consists of net income adjusted for stock-based compensation expense, amortization expense related to intangible assets, realized gain or loss from foreign currency on cash and investments held, and other adjustments as necessary for a fair presentation, divided by the weighted average number of shares of common and diluted stock outstanding during each period. For the nine months ended September 30, 2021, other adjustments include disposals of cloud hosting arrangement implementation costs and accelerated tenant improvement benefit, which was incurred as part of executing a lease agreement. This tenant improvement adjustment was partially offset by accelerated depreciation, which is included within Depreciation and amortization of property and equipment and was also incurred as part of executing a lease agreement. For the nine months ended September 30, 2020, other adjustments included the expense impact from the disposals of certain capitalized internally developed software and cloud hosting arrangement implementation

SPS COMMERCE, INC.	23	Form 10-Q for the Quarterly Period ended September 30, 2021

costs in addition to an earn-out liability fair value adjustment. To quantify the tax effects, we recalculated income tax expense excluding the direct book and tax effects of the specific items constituting the non-GAAP adjustments. The difference between this recalculated income tax expense and GAAP income tax expense is presented as the income tax effect of the non-GAAP adjustments.

The following table provides a reconciliation of net income to non-GAAP income per share:

	Nine Months Ended
	September 30,
(in thousands, except per share amounts)	2021	2020
Net income	$31,832	$32,116
Stock-based compensation expense	21,273	14,246
Amortization of intangible assets	7,734	3,985
Realized (gain) loss from foreign currency on cash and investments held	1,492	(686)
Other	(213)	257
Income tax effects of adjustments	(12,152)	(8,841)
Non-GAAP income	$49,966	$41,077
Shares used to compute non-GAAP income per share
Basic	35,873	35,133
Diluted	36,898	36,137
Non-GAAP income per share
Basic	$1.39	$1.17
Diluted	$1.35	$1.14

Liquidity and Capital Resources

At September 30, 2021, our principal sources of liquidity were cash and cash equivalents, certificates of deposit and short-term investments totaling $252.0 million and accounts receivable, net of provision for credit losses, of $35.3 million. Certificates of deposit and investments are invested in accordance with our investment policy, with a goal of maintaining liquidity and capital preservation. Our cash equivalents and short-term investments are held in highly liquid money market funds, certificates of deposits, commercial paper, U.S. treasury securities and U.S. corporate bonds.

The summary of activity within the condensed consolidated statements of cash flows was as follows:

	Nine Months Ended
	September 30,
(in thousands)	2021	2020
Net cash provided by operating activities	$81,568	$65,529
Net cash used in investing activities	(32,087)	(31,975)
Net cash used in financing activities	(3,360)	(3,850)

Net Cash Flows from Operating Activities

The increase in cash provided by operating activities was primarily driven by an increase in non-cash expenses and changes in operating assets and liabilities. Significant changes in non-cash items included increased stock-based compensation and amortization of intangible assets resulting from business expansion. Significant changes in operating assets and liabilities included increases in deferred revenue and accrued compensation balances.

Net Cash Flows from Investing Activities

The change in net cash used in investing activities was primarily due to increased purchases of property and equipment, partially offset by a decrease in net purchases of investments.

Net Cash Flows from Financing Activities

The change in net cash used in financing activities was primarily due to the decreases in cash used for share repurchases and net proceeds from stock option exercises.

SPS COMMERCE, INC.	24	Form 10-Q for the Quarterly Period ended September 30, 2021

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

Inflation and changing prices did not have a material effect on our business during the nine months ended September 30, 2021 and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Contractual and Commercial Commitment Summary

Our contractual obligations and commercial commitments as of September 30, 2021 are as follows:

	Payments Due by Period
	Less Than			More Than
(in thousands)	1 Year	1-3 Years	3-5 Years	5 Years	Total
Operating lease obligations, including imputed interest	$4,659	$8,687	$7,402	$2,137	$22,885
Purchase commitments	6,412	5,509	—	—	11,921
Total	$11,071	$14,196	$7,402	$2,137	$34,806

SPS COMMERCE, INC.	25	Form 10-Q for the Quarterly Period ended September 30, 2021

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

We did not have any variable interest rate outstanding debt as of September 30, 2021. Therefore, we do not have any material risk to interest rate fluctuations.

Foreign Currency Exchange Risk

We have revenue, expenses, assets, and liabilities that are denominated in currencies other than the U.S. dollar, primarily the Australian dollar and Canadian dollar. As of September 30, 2021, we maintained approximately 6% of our total cash and cash equivalents outside of the U.S. in foreign currencies. We believe that a hypothetical 10% change in foreign currency exchange rates or an inability to access foreign funds would not affect our ability to meet our operational needs or result in a material foreign currency loss. Our results of operations and cash flows may be impacted by changes in foreign currency exchange rates and would be adversely impacted when the U.S. dollar appreciates relative to other foreign currencies. We have not used any forward contracts or currency borrowings to hedge our exposure to foreign currency exchange risk, although we may do so in the future.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting

In December 2020, we acquired the Data Masons business. Pursuant to the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope for a period not to exceed one year from the date of acquisition, the scope of our most recent assessment did not include Data Masons. We are currently in the process of incorporating internal controls specific to Data Masons that we believe are appropriate and necessary to consolidate and report upon our financial results. Our assessment of the effectiveness of internal control over financial reporting as of December 31, 2021 will include Data Masons. As of and for the three and nine months ended September 30, 2021, excluding net intangible assets and goodwill, Data Masons represented approximately 3% of our consolidated assets and 6% of our consolidated revenues.

With the exception of the internal control related to integration activities associated with our acquisition of Data Masons, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SPS COMMERCE, INC.	26	Form 10-Q for the Quarterly Period ended September 30, 2021

PART II. – OTHER INFORMATION

Item 1.	Legal Proceedings

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Share Repurchases

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
July 1 - 31, 2021	40,782	$99.19	40,782	$20,555,000
August 1 - 31, 2021	1,517	109.43	1,517	20,389,000
September 1 - 30, 2021	-	-	-	20,389,000
Total	42,299	$99.55	42,299	$20,389,000

(1)

Under a share repurchase program announced by our board of directors on November 2, 2019, we can repurchase up to a total of $50.0 million of our common stock in the open market or in privately negotiated purchases, or both, through November 2, 2021. Our stock repurchase activity during the three months ended September 30, 2021 is included in this column.

In October 2021, our board of directors authorized a new program to repurchase shares of our common stock in the open market or in privately negotiated purchases, or both, at an aggregate purchase price of up to $50.0 million. The new share repurchase program becomes effective on November 28, 2021 and expires on November 28, 2023.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Not Applicable.

SPS COMMERCE, INC.	27	Form 10-Q for the Quarterly Period ended September 30, 2021

Item 6.	Exhibits

Number	Description
3.1	Ninth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the SEC on May 21, 2020).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on October 17, 2017).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T (filed herewith). The XBRL instance document does not appear in the Interactive Data File because its tags are embedded within the Inline XBRL document.

104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL.

SPS COMMERCE, INC.	28	Form 10-Q for the Quarterly Period ended September 30, 2021

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 28, 2021	SPS COMMERCE, INC.

/s/ KIMBERLY K. NELSON
Kimberly K. Nelson
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

SPS COMMERCE, INC.	29	Form 10-Q for the Quarterly Period ended September 30, 2021