Form 10-K
period 2021-12-31
SPS COMMERCE INC
filed 2022-02-22
CIK 1092699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2021

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

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of the registrant’s common stock held by non-affiliates of the registrant (based upon the closing sale price of $99.85 per share on the Nasdaq Global Market on such date) was approximately $3.6 billion.

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of February 11, 2022 was 36,005,013 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2022 (the “2022 Proxy Statement”), which is expected to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III of this Annual Report on Form 10-K.

Auditor Firm Id:	185	Auditor Name:	KPMG, LLP	Auditor Location:	Minneapolis, MN

SPS COMMERCE, INC.

ANNUAL REPORT ON FORM 10-K

Unless the context otherwise requires, for purposes of the Annual Report on Form 10-K, the words “we,” “us,” “our,” the “Company,” “SPS,” and “SPS Commerce” refer to SPS Commerce, Inc.

SPS COMMERCE, INC.	2	Form 10-K for the Annual Period ended December 31, 2021

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward looking statements regarding us, our business prospects and our results of operations are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “assumes,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Similarly, statements that describe our future plans, objectives or goals are also forward-looking. Forward-looking statements may also be made from time to time in oral presentations, including telephone conferences and/or webcasts open to the public. Shareholders, potential investors, and others are cautioned that all forward-looking statements involve risks and uncertainties that could cause results in future periods to differ materially from those anticipated by some of the statements made in this report, including the risks and uncertainties described under the heading “Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2021, as may be updated in our subsequent Quarterly Reports on Form 10-Q or other filings from time to time. We expressly disclaim any intent or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission (“SEC”) that advise interested parties of the risks and factors that may affect our business.

SPS COMMERCE, INC.	3	Form 10-K for the Annual Period ended December 31, 2021

PART I

Item 1.	Business

Overview

SPS Commerce is a leading provider of cloud-based supply chain management services across our global retail network. Our products make it easier for retailers, suppliers, grocers, distributors, and logistics firms to orchestrate the management of item data, order fulfillment, inventory control, and sales analytics across omnichannel retail channels. SPS Commerce delivers our products using a full-service model whereby our internal experts monitor, update, and boost network performance on our customers’ behalf.

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

As of December 31, 2021, we had approximately 37,500 customers with ongoing contracts to pay us monthly fees, which we refer to as recurring revenue customers. We also generate revenues by providing our cloud-based supply chain management services to an additional 67,500 organizations that, together with our recurring revenue customers, we refer to as our customers. Once connected to the SPS Commerce cloud-based retail network, our customers often require additional integrations to new organizations that represent an expansion of our cloud-based network and new sources of revenues for us.

For the years ended December 31, 2021, 2020, and 2019, we generated revenues of $385.3 million, $312.6 million, and $279.1 million, respectively. Our quarter ended December 31, 2021 represented our 84th consecutive quarter of revenue growth. Recurring revenues from recurring revenue customers accounted for 92%, 94% and 94% of our total revenues for the years ended December 31, 2021, 2020, and 2019, respectively. Our revenues are not concentrated with any customer, as our largest customer represented less than 1% of total revenues for the years ended December 31, 2021, 2020, and 2019.

Increasing Demand for a Retail Network

The retail industry has undergone many changes in recent years which have accelerated the need for a more automated supply chain to navigate disruptions and meet growing consumer demands. Companies across the retail ecosystem need to integrate their operations and communications from their wholesale, e-commerce, direct-to-consumer, and marketplace sales channels into a single omnichannel process. These channels no longer operate independently but instead in an interconnected fashion as consumers demand more buying and delivery options. The rise in buy online, pickup in store (BOPIS), is one example of the intersection of e-commerce and wholesale channels. The coordination needed to manage multiple channels has added complexity to supply chains and trading partner relationships.

The SPS Commerce retail network offers a single destination where customers can manage item details, orders, shipments, invoices, and much more from any channel. The network provides retail businesses with a comprehensive view of retail transactions and gives them the agility to quickly identify opportunities to optimize inventory and fulfill orders, regardless of channel. Customers use our retail network to consolidate all channels into a single system, saving time and reducing errors common when managing complex operations.

Our Products

SPS Commerce operates one of the largest retail networks in the world to improve the way retailers, suppliers, grocers, distributors, and logistics firms manage and fulfill omnichannel orders, optimize sell-through performance, and automate new trading relationships. Approximately 105,000 customers across approximately 80 countries use SPS Commerce products to expand and optimize the performance of their trading relationships through the network.

The SPS Commerce business model fundamentally changes how organizations use electronic communication to manage their omnichannel, supply chain, and other business requirements. Our products replace the collection of traditional, custom-built, point-to-point integrations with a model that facilitates a single automated connection to the entire SPS Commerce retail network that offers prebuilt connections to thousands of global trading partners.

From that single network connection, a customer can make use of the full suite of our products with any trading partner, from fulfillment automation to the analysis and optimization of item sell-through performance. These cloud-based products deliver value as stand-alone offerings but can also provide greater value when used collectively. This represents a fundamental change to order fulfillment automation and enables inherent adaptability and flexibility not possible with traditional supply chain management system architectures.

SPS COMMERCE, INC.	4	Form 10-K for the Annual Period ended December 31, 2021

Our Fulfillment product allows suppliers and logistics firms to comply with numerous rulebooks that govern the details of trading relationships with retailers, grocers, and distributors. Maintaining current connections with these buying organizations removes the need for their trading partners to continually stay up to date with their required rulebook changes to remain compliant.

SPS Commerce offers the following major products:

•

Fulfillment - The Fulfillment product provides fulfillment automation and replaces or augments an organization’s existing staff and trading partner electronic communication infrastructure by enabling easy compliance with retailers’ rulebooks, automatic, digital exchange of information among numerous trading partners through various protocols, and greater visibility into the journey of an order.

•

Analytics - The Analytics product consists of data analytics applications that enable our customers to improve their visibility across their supply chains through greater analytics capabilities. When focused on point-of-sale data, for example, retailers and suppliers can ensure inventory is located where demand is highest. Additionally, retailers improve their visibility into supplier performance and their understanding of product sell-through.

•

Other Products - We provide several complimentary products, such as our assortment product (which enables accurate order management and rapid fulfillment) and our community product (which accelerates vendor onboarding and ensures trading partner adoption of new supply chain requirements).

Growing Our Network

As one of the largest providers of cloud-based services for retail supply chain management, the trading partner relationships that we enable among our retailer, supplier, grocer, distributor, and logistics firms naturally lead to new customer acquisition opportunities.

“Network Effect”

Once connected to our retail network, trading partners can exchange electronic supply chain information with each other. The value of our network increases with the number of trading partners connected to it. As one of the largest retail networks, customers often find that many of their existing or new trading partners are already on the network, allowing for easy connections. The addition of each new customer enables that new customer to communicate with our existing customers and permits our existing customers to do business with the new customer. This “network effect” of adding additional customers to our products’ infrastructure creates a significant opportunity for existing customers to realize incremental sales by working with our new trading partners and vice versa. As a result of this increased volume of activity among our network participants, we earn additional revenues from these participants.

Customer Acquisition Sources

Community. As retailers and suppliers reshape how they do business in an omnichannel landscape, they need to bring new capabilities and services to their trading partner networks. Our Community product is designed to manage this process and bring suppliers into compliance with new requirements. For instance, a supplier may wish to collaborate with their retailers around point-of-sale analytics data, or a retailer may decide to change the workflow or protocol by which it interacts with its suppliers. In each case, the supplier and retailer may engage us to work with its trading partner base to enable the new capability. Performing these programs on behalf of retailers and suppliers generates supplier sales leads for us.

Referrals from Our Customers. We also receive sales leads from our customers seeking to communicate electronically with their trading partners. For example, a supplier may refer its third-party logistics provider or manufacturer, which is not in our network, to us.

Direct Marketing. We employ various marketing strategies. Our marketing programs include a variety of lead generating activities including digital marketing, conferences and tradeshows, sponsored events, and public relations activities targeted at key decision makers within our prospective customers.

Channel Partners. In addition to the customer acquisition sources identified above, we market and sell our products through a variety of channel partners, including software providers, resellers, system integrators, and logistics partners. For example, software partners such as Microsoft, NetSuite, Oracle, SAP, Sage, and their business partner communities generate sales for us as part of broader enterprise resource planning, warehouse management system and/or transportation management system sales efforts. Our logistics partners also drive new sales both by providing leads and by embedding our products as part of their service offerings.

SPS COMMERCE, INC.	5	Form 10-K for the Annual Period ended December 31, 2021

Our Growth Strategy

Our objective is to be the leading global retail network and provider of supply chain management products. Key elements of our strategy include:

•

Further Penetrate Our Current Market. We believe the global supply chain management market is underpenetrated and, as the retail industry continues to respond to the changing requirements of the omnichannel marketplace, and as the supply chain ecosystem becomes more complex and geographically dispersed, the demand for supply chain management solutions will increase. We intend to continue leveraging our relationships with customers and their trading partners to obtain new sales leads.

•

Increase Revenues from Our Customer Base. We believe our overall customer satisfaction is strong and will lead our customers to further expand their use of our products they have purchased, as well as purchase additional products to continue improving the performance of their trading partner relationships, generating additional revenues for us. We also expect to introduce new products to sell to our customers. We believe our position as the incumbent supply chain management solution provider to our customers, our integration into our recurring revenue customers’ business systems, and the modular nature of our cloud-based products are conducive to deploying additional products with customers.

•

Expand Our Distribution Channels. We intend to grow our business by expanding our sales capacity to gain new customers. We also believe there are valuable opportunities to promote and sell our products through collaboration with other providers.

•

Expand Our International Presence. We believe our presence in Asia Pacific, as well as in Europe, represents a significant competitive advantage. We plan to increase our global sales efforts to obtain new customers around the world. We intend to leverage our current global presence to increase the number of integrations we have with retailers in foreign markets to make our products more valuable to their trading partners based overseas.

•

Enhance and Expand Our Services. We intend to further improve and develop the functionality and features of our cloud-based products, including, from time to time, developing new offerings and applications.

•

Selectively Pursue Strategic Acquisitions. The nature of our market provides an opportunity for selective acquisitions. We plan to continue to evaluate potential acquisitions based on the number of new customers, revenue, functionality, or geographic reach the acquisition would provide relative to the purchase price and our ability to integrate and operate the acquired business. In 2021, we acquired Genius Central Systems, Inc., a leading provider of in-aisle order management and software products for natural and specialty food providers. In 2020, we acquired D Masons Software, LLC (“Data Masons”), a leading provider of electronic data interchange (“EDI”) products for the Microsoft Dynamics market. These acquisitions further extend the capabilities of our network and added new customers and technology.

Our Market Opportunity

We believe we have a significant market opportunity in helping organizations accelerate their omnichannel retail strategies with our retail network and supply chain products.

•

Omnichannel retail requires new connections/transactions. Each sales channel (wholesale, e-commerce, drop-ship and marketplaces) brings new trading partners to the supply chain process. As customers expand their business, the SPS Commerce retail network is a core part of their omnichannel strategy. Each additional channel brings more reliance and volume to the network and increases customer revenue.

•

Retail needs automation. With increased retail store openings and closings, labor shortages, supply chain disruptions, and new online buying patterns, retailers are demanding more from their trading partners as they need to be agile and transition their businesses as markets change. Businesses using SPS Commerce products to automate supply chain functions with their trading partners are able to pivot quickly to new delivery models and capture market share. The visibility to orders, shipments and inventory gained by automating trading relationships on the SPS Commerce retail network is critical to their success and offers a competitive advantage.

•

Consumers want new products. Retail assortments are everchanging with seasonality shifts and new product introductions from companies of all sizes. Consumers want the latest products and retailers are continually chasing trends, offering differentiated items, and introducing new products and suppliers to their supply chains. As retailers evolve, their trading partner relationships must support any new product introductions or new suppliers to achieve their merchandising goals. The SPS Commerce retail network automates these relationships to quickly secure product details, initiate orders, and track performance to help keep operations running smoothly.

SPS COMMERCE, INC.	6	Form 10-K for the Annual Period ended December 31, 2021

Technology, Development and Operations

Technology

SPS Commerce was an early provider of cloud-services to the retail supply chain management industry, launching the first version of what would become our current services in 1997. We use commercially available hardware and cloud-services with a combination of proprietary and commercially available software.

Our cloud-service model treats all customers as logically separate tenants within a shared virtual infrastructure. As a result, we spread the cost of delivering our products across our customer base. Because we do not manage thousands of distinct applications with their own business logic and database schemes, we can scale our business faster than traditional software vendors, even those that modified their products to be accessible over the Internet.

Development

Our research and development efforts focus on maintaining, improving, and enhancing our existing products, as well as developing new products and applications. Our multi-tenant products serve all of our customers, which allows us to maintain relatively low research and development expenses and release software updates more frequently compared to traditional on-premise licensed software products that support multiple versions. Our development efforts take place at our U.S. locations in Minnesota and New Jersey, as well as in Melbourne, Australia; Toronto, Canada; and Kyiv, Ukraine.

Operations

We operate our infrastructure in third-party data centers located throughout the United States and in Australia, as well as provisioned services in cloud providers. In most cases, infrastructure and services are managed by us.

We have internal and third-party monitoring software that continually checks our cloud-based network and key underlying components for continuous availability and performance, helping ensure that the network is always available and providing desired service levels. We have a technology engineering team that includes system provisioning, management, maintenance, monitoring, and back-up.

We operate a service architecture using industry best practices to ensure multiple points of redundancy, high availability, and scale as needed. Our databases are replicated between locations with a defined recovery point objective.

Sales & Marketing

We sell our products through an employed global sales force that focuses on retailers, suppliers, grocers, distributors, and logistics firms.

Our marketing teams focus on driving awareness and demand for our products through the following activities:

•	Demand Generation. Engages with target audiences using the latest digital marketing strategies to bring opportunities to our sales teams.
•	Communications. Manages our brand, public relations, and go-to-market support.
•	Product Marketing. Equips our sales teams, performs market studies, and promotes the unique capabilities of each of our products using our go-to-market strategies.
•	Events. Highlights our presence at industry tradeshows as well as orchestrates virtual and in-person events.
SPS COMMERCE, INC.	7	Form 10-K for the Annual Period ended December 31, 2021

Customer Success

The Customer Success team is made up of retail and technology experts who implement our products on the customer’s behalf, provide ongoing support, and collaborate with accounts to identify opportunities for added value from their existing products. This team focuses on delivering services that build customer satisfaction and result in high customer retention rates.

Competition

Vendors in the supply chain management industry offer products through three delivery methods: traditional on-premise software, cloud-based managed services, and cloud-based full-service products.

The market for cloud-based supply chain management products is fragmented and rapidly evolving. Cloud-service vendors compete directly with each other based mainly on the following:

•	the breadth of pre-built network connections to retailers, third-party logistics providers, and other trading partners;
•	a history of establishing and maintaining reliable connections with trading partners;
•	the reputation of the cloud-service vendor in the supply chain management industry;
•	price;
•	specialization in a customer market segment;
•	speed and quality with which the cloud-service vendor can integrate its customers to their trading partners;
•	functionality of the cloud-service product, such as the ability to integrate the product with a customer’s business systems;
•	breadth of complementary supply chain management products the cloud-service vendor offers; and
•	training and customer support services provided during and after a customer’s initial integration.

We expect to encounter new and increased competition as this market segment consolidates and matures. Consolidation among cloud-service vendors could create a direct competitor that can compete with us more effectively than the numerous, smaller vendors currently offering cloud-service supply chain management products. Increased competition from cloud-service vendors could reduce our market share, revenues, and operating margins or otherwise adversely affect our business.

Cloud-service vendors also compete with traditional on-premise software companies. Traditional on-premise software companies focused on supply chain integration management include IBM Sterling and OpenText. These companies offer a “do-it-yourself” method in which customers purchase, install, and manage specialized software, hardware, and value-added networks for their supply chain integration needs. This method requires customers to invest in staff to operate and maintain the software. Traditional on-premise software companies use a single-tenant approach in which information maps to retailers are built for and used by one supplier, as compared to cloud-service products that allow multiple customers to share information maps with a retailer.

Managed service providers focused on the supply chain management market include IBM Sterling, OpenText, TrueCommerce and many other small providers. These companies offer a cloud-based product in which they develop and maintain the core technology, while the customer’s internal staff is responsible for the day-to-day customization, optimization, and operations of the technology.

In contrast, full-service providers, including SPS Commerce, offer cloud-based products that customize, optimize, and operate the technology. This approach offloads the time-intensive process of managing these products, which is not a core competency for most businesses.

Customers of traditional on-premise software providers must typically make significant upfront investments in the supply chain management products these competitors provide, which can decrease the customers’ willingness to abandon their investments in favor of a cloud-service product. Cloud-service vendors compete with these traditional software products based on the total cost of ownership and flexibility.

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

SPS COMMERCE, INC.	8	Form 10-K for the Annual Period ended December 31, 2021

Depending on the jurisdiction, trademarks are generally valid as long as they are in use or their registrations are properly maintained, and they have not been found to have become generic. Registrations of trademarks can also generally be renewed indefinitely as long as the trademarks are in use. We do not have any patents, but we have pending patent applications. Our trade secrets consist primarily of the software we have developed for our SPS Commerce cloud-based products and network. Our software is also protected under copyright law, but we do not have any registered copyrights.

Human Capital

As of December 31, 2021, we employed people across the following functional areas:

# of Employees
Cost of revenues	959
Sales and marketing	460
Research and development	332
General and administrative	150
Total employees	1,901

We also engage independent contractors to support our operations. None of our employees are represented by a labor union.

We believe our employees have and will continue to be a primary reason for our growth and success. SPS values diversity, equity and inclusion and believes that our differences make us, our customers, and our communities better. Team SPS is driven to influence those around us by cultivating an inclusive culture that values every individual and brings positive and lasting change. We offer competitive benefits as well as training, development, review, and feedback programs to develop employees’ expertise and skillsets, as well as strive to provide a safe, harassment-free work environment guided by principles of fair and equal treatment and prioritize employee engagement. As a result, we believe our employees are committed to building strong, innovative, and long-term relationships with each other and our organization in order to succeed together and with our customers.

We offer our employees pay and benefits packages that we believe are competitive with others in our industry, as well as within the local markets in which we operate, and that align individual performance with our success. The health of our employees is also very important to us. In response to the threats of the COVID-19 pandemic, we have, where possible, offered remote work flexibility beginning in March 2020 which has continued through December 2021, without significant impacts to productivity.

Company Information

We were originally incorporated as St. Paul Software, Inc., a Minnesota corporation, on January 28, 1987. On May 30, 2001, we reincorporated in Delaware under our current name, SPS Commerce, Inc. Our principal executive offices are located at the address listed below. Our telephone number is (612) 435-9400 and our website address is www.spscommerce.com. Information on our website does not constitute part of this Annual Report on Form 10-K or any other report we file or furnish with the SEC. We provide free access to various reports that we file with or furnish to the SEC through our website as soon as reasonably practicable after they have been filed or furnished. These reports include, but are not limited to, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports. Our SEC reports can be accessed through the investor relations section of our website or through the SEC’s website at www.sec.gov. Stockholders may also request copies of these documents by writing to us at the address below, with attention to ‘Investor Relations’.

SPS Commerce, Inc.

333 South Seventh Street

Suite 1000

Minneapolis, MN 55402

SPS COMMERCE, INC.	9	Form 10-K for the Annual Period ended December 31, 2021

Item 1A.	Risk Factors

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

Our Business

If we are unable to attract new customers, or sell additional products to existing customers, or if our customers do not increase their use of our products, our revenue growth and profitability will be adversely affected.

To increase our revenues and achieve and maintain profitability, we believe that we must regularly add new customers, sell additional products to existing customers, and our customers must increase their use of the products for which they currently subscribe. We intend to grow our business by retaining and attracting talent, developing strategic relationships with resellers, including resellers that incorporate our applications in their offerings, and increasing our marketing activities. If we are unable to hire or retain quality personnel, convert companies that have been referred to us by our existing network into paying customers, ensure the effectiveness of our marketing programs, or if our existing or new customers do not perceive our products to be of sufficiently high value and quality, we might not be able to increase sales and our operating results will be adversely affected. If we fail to sell our products to existing or new customers, we will not generate anticipated revenues from these products, our operating results will suffer, and we will not be able to grow our revenues or maintain profitability as planned.

We do not have long-term contracts with most of our recurring revenue customers, and therefore a lack of success in maintaining or improving forecasted renewal rates will have adverse effects on revenue and financial results.

Our contracts with our recurring revenue customers typically allow the customer to cancel the contract for any reason with 30 to 90 days’ notice. Our continued success therefore depends significantly on our ability to meet or exceed our recurring revenue customers’ expectations because most recurring revenue customers do not make long-term commitments to use our products. In addition, if our reputation in the supply chain management industry is harmed or diminished for any reason, our recurring revenue customers have the ability to terminate their relationship with us on short notice and seek alternative supply chain management solutions. We may also not be able to accurately predict future trends in customer renewals, and our customers’ renewal rates may decline or fluctuate because of several factors, including their dissatisfaction with our services, the cost of our services compared to the cost of services offered by our competitors and reductions in our customers’ spending levels. If a significant number of recurring revenue customers seek to terminate their relationship with us, our business, results of operations and financial condition would be adversely affected in a short period of time.

Economic weakness and uncertainty could adversely affect our revenue, lengthen our sales cycles, and make it more difficult for us to forecast operating results accurately.

Our revenues depend significantly on general economic conditions and the sustainability and health of retailers. Economic weakness and constrained retail spending may result in slower growth, or reductions, in revenues and gross profits in the future. We have experienced, and may experience in the future, reduced spending in our business due to financial turmoil affecting the U.S. and global economy, and other macroeconomic factors affecting spending behavior. Uncertainty about future economic conditions increases the difficulty of forecasting operating results and making decisions about future investments. In addition, economic conditions or uncertainty may cause customers and potential customers to reduce or delay technology purchases, including purchases of our products. Our sales cycles may lengthen if purchasing decisions are delayed as a result of uncertain information technology or development budgets or contract negotiations become more protracted or difficult as customers institute additional internal approvals for information technology purchases. Delays or reductions in information technology spending could have a material adverse effect on demand for our products, and consequently our results of operations and prospects.

SPS COMMERCE, INC.	10	Form 10-K for the Annual Period ended December 31, 2021

Our continued growth could significantly strain our personnel resources and infrastructure, and if we are unable to implement appropriate controls and procedures to manage our growth, we may not be able to implement our business plan successfully.

We have experienced a period of rapid growth in our headcount and operations. To the extent that we are able to sustain such growth, it might place a significant strain on our management, administrative, operational, and financial resources, and infrastructure. Our success will depend in part upon the ability of our senior management to manage this growth effectively. To do so, we must continue to hire, train, and manage new employees as needed. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. If we fail to successfully manage our growth, we will be unable to execute our business plan as expected.

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

The market for cloud-based supply chain management products is at a relatively early stage of development and acceptance. If this market does not develop or develops more slowly than we expect, our revenues may decline or fail to grow and we may incur operating losses.

We derive, and expect to continue to derive, substantially all of our revenues from providing cloud-based supply chain management products to suppliers, retailers, distributors, and logistics firms. The market for these products is growing, but in a relatively early stage of development, and it is uncertain whether these products will achieve and sustain high levels of demand and market acceptance. Our success will depend on the willingness of retailers and their trading partners to accept our products as an alternative to traditional licensed hardware and software products.

Some suppliers, retailers, distributors, or logistics firms may be reluctant or unwilling to use our cloud-based products for a number of reasons, including their potential significant initial investment to replace existing investments in supply chain management hardware and licensed software and perceived loss of control over user data with a cloud-based product. Other factors that may limit market acceptance of our cloud-based supply chain management products include:

•	our ability to maintain high levels of customer satisfaction;
•	our ability to maintain continuity of service for all users of our cloud-based products;
•	the price, performance, and availability of competing products; and
•	our ability to address customers’ confidentiality and security concerns about information stored within our cloud-based products.

If retailers and their trading partners do not perceive the benefits of our cloud-based supply chain management products, or if retailers and their trading partners are unwilling to accept our cloud-based products as an alternative to the traditional approach, demand for our products may not continue to develop or may develop more slowly than we expect, either of which would significantly adversely affect our revenues, growth prospects, and overall operating results.

SPS COMMERCE, INC.	11	Form 10-K for the Annual Period ended December 31, 2021

The markets in which we participate are highly competitive, and our failure to compete successfully would make it difficult for us to add and retain customers and would reduce or impede the growth of our business.

The markets for supply chain management products are increasingly competitive and global. We expect competition to increase in the future both from existing competitors and new companies that may enter our markets. We face competition from:

•	cloud-service providers that deliver business-to-business information systems using a multi-tenant approach;
•	traditional on-premise software providers; and
•	managed service providers that combine traditional on-premise software with professional information technology services.

Moreover, our industry is highly fragmented, and we believe it is likely that our existing competitors will continue to consolidate or will be acquired. In addition, some of our competitors may enter into new alliances with each other or may establish or strengthen cooperative relationships with systems integrators, third-party consulting firms or other parties. New entrants not currently considered to be competitors may also enter the market through acquisitions, partnerships, or strategic relationships. Any such consolidation, acquisition, alliance or cooperative relationship could lead to pricing pressure, loss of customers and our loss of market share and could result in one or more competitors with greater financial, technical, marketing, service and other resources, all of which could have a material adverse effect on our business, operating results and financial condition. Increased competition could reduce our market share, revenues, and operating margins, increase our costs of operations, and otherwise adversely affect our business.

To remain competitive, we will need to invest continuously in software development, marketing, customer service and support, product delivery and other cloud-based network infrastructure. However, we cannot assure you that new or established competitors will not offer products that are superior to or lower in price than ours or both. We may not have sufficient resources to continue the investments in all areas of software development, marketing, customer service and support and infrastructure needed to maintain our competitive position which may diminish our market share and business prospects.

We may not be able to successfully integrate or otherwise operate newly acquired companies or businesses, which could adversely affect our financial results.

Acquisitions involve numerous risks including:

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

SPS COMMERCE, INC.	12	Form 10-K for the Annual Period ended December 31, 2021

Because our long-term success depends, in part, on our ability to expand the sales of our products to customers located outside of the United States and expand operations to support such expansion, our business will be susceptible to risks associated with international operations.

Our limited experience in operating our business outside of the United States increases the risk that our current and any future international expansion efforts will not be successful. Expanding international sales and operations subjects us to new risks that, generally, we have not faced in the U.S., including:

•	misjudging the markets and competitive landscape of foreign jurisdictions;
•	fluctuations in currency exchange rates;
•	unexpected changes in foreign regulatory requirements;
•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;
•	difficulties in managing and staffing international operations;
•	differing technology standards;
•	potentially adverse tax consequences, including the complexities of foreign value added tax systems and restrictions on the repatriation of earnings;
•	localization of our products, including translation into foreign languages and associated expenses;
•	the burdens of complying with a wide variety of foreign laws and different legal standards, including laws and regulations related to privacy;
•	increased financial accounting and reporting burdens and complexities;
•	political, social, and economic instability abroad, terrorist attacks and security concerns in general;
•	greater potential for corruption and bribery; and
•	reduced or varied protection for intellectual property rights in some countries.

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

In addition, we operate in parts of the world that are recognized as having governmental corruption problems and where local customs and practices may not foster strict compliance with anti-corruption laws. Our continued operation and potential expansion outside the U.S. could increase the risk of such violations in the future. Despite our training and compliance programs, we cannot assure you that our internal control policies and procedures will protect us from unauthorized, reckless, or criminal acts committed by our employees or agents, including by third parties we utilize in foreign jurisdictions. In the event that we believe, or have reason to believe, that our employees or agents have or may have violated applicable anti-corruption laws, including the U.S. Foreign Corrupt Practices Act, we may be required to investigate or have outside counsel investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. Violations of these laws may result in severe civil and criminal sanctions and penalties, which could disrupt our business and have a material adverse effect on our reputation, results of operations or financial condition.

Any unrest, military activities, or sanctions impacting our international operations, should they occur, could disrupt operations, and have a material adverse effect on our business. Any such disruption to our operations may be prolonged and require a transition to alternative workforce locations. An alternative workforce location may be more expensive to train, staff, and operate and may cause delays and shortfalls in programming deliverables and services, thus potentially harming our business. Given our significant international workforce in the Ukraine and the Philippines and the potentially volatile political and civil unrest situations in both areas, including but not limited to Russian interference and civil unrest with multiple groups, respectively, we are more susceptible to disruptions there. Those environments are out of our control and we cannot predict the outcome of future developments or reactions to such developments by the U.S., European, Asian, Oceanic, U.N. or other international authorities and organizations.

SPS COMMERCE, INC.	13	Form 10-K for the Annual Period ended December 31, 2021

Products and Service Offerings

Any new products and changes to existing products we pursue could fail to attract or retain customers or generate expected revenues.

Our ability to retain, increase, and engage our customers and to increase our revenues depends heavily on our ability to identify, develop, and launch successful new products. We may introduce significant changes to our existing products or develop and introduce new and unproven products which include or use technologies with which we have little or no prior development or operating experience. If new or enhanced products fail to garner expected customer demand in a timely manner or at all, we may fail to generate sufficient revenues, operating margin, or other value to justify our investments and our business may be adversely affected.

Our business is dependent on our ability to maintain and scale our technical infrastructure, and any failure to effectively maintain or scale such infrastructure could damage our reputation, result in a potential loss of revenue, and adversely affect our financial results.

Our reputation and ability to attract, retain and serve our customers is dependent upon the reliable performance of our cloud-based products and our underlying technical infrastructure and cloud providers. As our user base and the amount and types of information shared on our cloud-based network continue to grow, we will need an increasing amount of technical infrastructure, including network capacity and computing power, to continue to satisfy the needs of our users. It is possible that we or our cloud providers may fail to effectively maintain and scale our technical infrastructure to accommodate these increased demands. Any failure to effectively maintain and grow our technical infrastructure could result in interruptions or delays in service which may damage our reputation, result in a potential loss of customers, and adversely affect our financial results.

Our inability to adapt to rapid technological change could impair our ability to remain competitive.

The industry in which we compete is characterized by rapid technological change, frequent introductions of new products and evolving industry standards. Existing products can become obsolete and unmarketable when vendors introduce products utilizing new technologies or new industry standards emerge, and as a result, it is difficult for us to predict the life cycles of our products. Our ability to attract new customers and increase revenues from customers will depend in significant part on our ability to anticipate technological changes, and the corresponding impact on customer needs, evolving requirements, and future industry standards, and to continue to enhance our existing products or introduce or acquire new products to keep pace with such technological developments. The success of our enhanced or new products depend on several factors, including the timely completion, introduction and market acceptance of the enhancement or product. Any new product we develop or acquire might not be introduced in a timely or cost-effective manner and might not achieve the broad market acceptance necessary to generate expected revenues. If any of our competitors or new market entrants implement new technologies or upgrades to existing technologies before we are able to implement them, they may be able to provide more effective products than ours at lower prices. Any delay or failure in the introduction of new or enhanced products could adversely affect our business, results of operations and financial condition.

We rely on third-party infrastructure, software and services that could take a significant time, and involve a complex transition, to replace or upgrade.

We rely on infrastructure, software and services licensed from third parties to offer our cloud-based supply chain management products. This infrastructure, software, and services, as well as related maintenance and updates, may not continue to be available to us on commercially reasonable terms, or at all. If we lose the right to use or upgrade any of these licenses, our customers could experience delays or be unable to access our products until we can obtain and integrate equivalent technology. There might not always be commercially reasonable alternatives to the third-party infrastructure, software, and services that we currently license. Any such alternatives could be more difficult or costly to replace than what we currently license, and integration of the alternatives into our cloud-based products could require significant work and resources and delays. Any delays or failures associated with our cloud-based products could injure our reputation with current and potential customers and have an adverse effect on our business.

Interruptions or delays from third-party data centers or to the telecommunications infrastructure we use or rely on could impair the delivery of our products and our business could suffer.

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

SPS COMMERCE, INC.	14	Form 10-K for the Annual Period ended December 31, 2021

storm, power loss, telecommunications failures, natural disasters, war, criminal act, military action, terrorist attack, financial failure of the service provider, and other events beyond our control. In addition, third-party malfeasance, such as intentional misconduct by computer hackers, unauthorized intrusions, computer viruses, ransomware, or denial of service attacks, may also cause substantial service disruptions. A prolonged service disruption affecting our products could damage our reputation with potential customers, cause us to lose existing customers, expose us to liability, or otherwise adversely affect our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the data centers or infrastructure we use or rely on, including the additional expense of transitioning to substitute facilities or service providers.

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

Any failure to maintain performance, reliability, security and availability of our cloud-based  products to the satisfaction of our customers, or any unauthorized access to our customers’ information or systems is caused by our products or cloud-based network, may cause service disruptions, harm our reputation, impair our ability to retain existing customers and attract new customers and expose us to legal claims and government action, each of which could have a material adverse impact on our financial condition, results of operations and growth prospects. Although we are allocating more resources to address cyber threats and safeguard our products and services, we cannot assure you that these efforts to protect this confidential information and authorized access to such information systems will be successful, and the growing costs related to these efforts could adversely affect our results of operations. In addition, because of the critical nature of information security and system access, any actual or perceived failure of our security measures could cause existing or potential customers not to use our products and harm our reputation.

Businesses in the retail industry have experienced material sales declines after discovering data security breaches, and our business could be similarly impacted in the event of a breach or other cyber incident. Furthermore, many U.S. states and international jurisdictions have enacted laws requiring companies to notify consumers of data security breaches involving their personal data. These mandatory disclosures regarding a data security breach often lead to widespread negative publicity, which may cause our customers to lose confidence in our products and the effectiveness of our data security measures.

We may experience service failures or interruptions due to defects in the hardware, software, infrastructure, third-party components or processes that comprise our existing or new products, any of which could adversely affect our business.

Technology products like ours may contain undetected defects in the hardware, software, infrastructure, third-party components or processes that are part of the products we provide. If these defects lead to service failures, we could experience delays or lost revenues, diversion of software engineering resources, negative media attention or increased service costs as a result of performance claims during the period required to correct the cause of the defects. We cannot be certain that defects will be avoided in our upgraded or new products, resulting in loss of, or delay in, market acceptance, which could have an adverse effect on our business, results of operations and financial condition.

Because customers use our cloud-based supply chain management products for critical business processes, any defect in our products, any disruption to our products or any error in execution could cause recurring revenue customers to cancel their contracts with us, cause potential customers to not join our network and harm our reputation. We could also be subject to litigation for actual or alleged losses to our customers’ businesses, which may require us to spend significant time and money in litigation or arbitration or to pay significant settlements or damages. We do not currently maintain any warranty reserves. Moreover, defending a lawsuit, regardless of its merit, could be costly and divert management’s attention and could cause our business to suffer.

SPS COMMERCE, INC.	15	Form 10-K for the Annual Period ended December 31, 2021

The insurers under our existing liability insurance policy could deny coverage of a future claim that results from an error or defect in our technology or a resulting disruption in our products, or our existing liability insurance might not be adequate to cover any or all of the damages and other costs of such a claim. Moreover, we cannot assure you that our current liability insurance coverage will continue to be available to us on acceptable terms or at all. The successful assertion against us of one or more large claims that exceeds, or is not insured against by, our insurance coverage, or the occurrence of changes in our liability insurance policy, including an increase in premiums or imposition of large deductible or co-insurance requirements, could have an adverse effect on our business, financial condition, and operating results.

If open source, or other no-cost products and services, expand into enterprise application and supply chain software or products, our prices, revenues, and operating results may decline.

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

Some of our products use or incorporate software that is subject to one or more open source licenses. Open source software is typically licensed under terms that require making the software freely accessible, usable, and modifiable. Failure to comply with these licenses may subject us to onerous requirements, such as offering our products that incorporate the open source software for no cost or making the source code we create based upon, incorporating, or using the open source software available for modifications or derivative works. If an author or third-party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our services that contained the open source software and required to comply with the foregoing conditions, which could disrupt the distribution and sale of some of our services.

While we monitor the use of a majority of open source software in our products, processes and technology and work to ensure that open source software is not used in such a way as to require us to disclose the source code to the related product or product, such use could inadvertently occur. Additionally, if a third-party software provider has incorporated certain types of open source software into software we license from such third-party for our products, we could, under certain circumstances, be required to disclose the source code to our products. This could harm our intellectual property position and have a material adverse effect on our business, results of operations and financial condition.

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

SPS COMMERCE, INC.	16	Form 10-K for the Annual Period ended December 31, 2021

An assertion by a third-party that we are infringing its intellectual property, whether or not correct, could subject us to costly and time-consuming litigation or expensive licenses and our business might be materially harmed.

The supply chain management industry and its enabling technologies are characterized by the existence of a large number of patents, copyrights, trademarks, and trade secrets and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. As we seek to extend our products, we could be constrained by the intellectual property rights of others.

We might not prevail in any intellectual property infringement litigation given, among other reasons, the complex technical issues, and inherent uncertainties in such litigation. Moreover, defending such claims, regardless of their merit, could be time-consuming and distracting to management, result in costly litigation or settlement, cause development delays, require us to enter into royalty or licensing agreements or require us to redesign our products to avoid infringement. If our products violate any third-party proprietary rights, we could be required to withdraw those products from the market, re-develop those products or seek to obtain licenses from third parties, which might not be available on reasonable terms or at all. Any efforts to re-develop our products, obtain licenses from third parties on favorable terms or license a substitute technology might be unsuccessful and, in any case, might substantially increase our costs and harm our business, financial condition and operating results. We also face risk of infringement or misappropriation claims if we hire an employee or contractor who possesses third-party proprietary information and who decides to use such information in connection with our products, services, or business processes without such third-party’s authorization. Regardless of the source of such misuse of third-party intellectual property, any resulting withdrawal of our products from the market might materially harm our business, financial condition, and operating results.

In addition, we incorporate open source software into our cloud-based products. Given the nature of open source software, third parties might assert copyright and other intellectual property infringement claims against us based on our use of certain open source software programs. The terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that those licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to commercialize our products. In that event, we could be required to seek licenses from third parties in order to continue offering our products, to re-develop our products or to discontinue sales of our products, or to release our proprietary software code under the terms of an open source license, any of which could have a material adverse effect on our business.

Regulation

Privacy concerns and laws, evolving regulation of cloud computing, cross-border data transfer restrictions and other domestic or foreign regulations may limit the use and adoption of our products and adversely affect our business.

Regulation related to the provision of services on the internet is increasing, as federal, state, and foreign governments continue to adopt new laws and regulations addressing data privacy and the collection, processing, storage and use of personal information. In some cases, foreign data privacy laws and regulations, such as the European Union’s General Data Protection Regulation, also governs the processing of personal information. Further, laws are increasingly aimed at the use of personal information for marketing purposes, such as the European Union’s e-Privacy Directive, and the country-specific regulations that implement that directive. Such laws and regulations are subject to differing interpretations and are inconsistent among jurisdictions. These and other requirements could reduce demand for our products or restrict our ability to store and process data or, in some cases, impact our ability to offer our services and products in certain locations.

In addition to government activity, privacy advocacy and other industry groups have established or may establish new self-regulatory standards that may place additional burdens on us. Our customers may expect us to meet voluntary certification or other standards established by third parties. If we are unable to maintain these certifications or meet these standards, it could adversely affect our ability to provide our products to certain customers and could harm our business.

The costs of compliance with and other burdens imposed by laws, regulations and standards are significant and may limit the use and adoption of our services and reduce overall demand for them, or lead to material fines, penalties, or liabilities for noncompliance.

Furthermore, concerns regarding data privacy may cause our customers’ customers to resist providing the data necessary to allow our customers to use our service effectively. Even the perception that the privacy of personal information is not satisfactorily protected or does not meet regulatory requirements could inhibit sales and adoption of our cloud-based products.

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

SPS COMMERCE, INC.	17	Form 10-K for the Annual Period ended December 31, 2021

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

Our quarterly revenues and results of operations have varied in the past and may fluctuate in the future. Fluctuations in our results of operations may be due to a number of factors, including, but not limited to, those listed below and identified throughout this “Risk Factors” section:

•	our ability to retain and increase sales to customers and attract new customers, including our ability to maintain and increase our number of recurring revenue customers;
•	the timing and success of introductions of new products or upgrades by us or our competitors;
•	the strength of the U.S and global economy, in particular, as it affects the U.S. retail sector;
•	the financial condition of our customers;
•	changes in our pricing policies or those of our competitors;
•	competition, including entry into the industry by new competitors;
•

the amount and timing of our expenses, including stock-based compensation and expenditures related to expanding our operations, supporting new customers, performing research and development, or introducing new products;

•	regulatory compliance costs and unforeseen legal expenses, including litigation and settlement costs;
•	the timing, size, integration and operational success of potential future acquisitions;
•	changes in the payment terms for our products; and
•	system or service failures, security breaches or network downtime.

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

SPS COMMERCE, INC.	18	Form 10-K for the Annual Period ended December 31, 2021

Our stock price may be volatile.

Shares of our common stock were sold in our April 2010 initial public offering at a split adjusted price of $6.00 per share, and through December 31, 2021, our common stock has traded as high as a split adjusted price of $174.42 per share and as low as a split adjusted price of $4.23 per share. An active, liquid, and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	fluctuations in our guidance and quarterly financial results or the guidance or quarterly financial results of companies perceived to be similar to us;
•	fluctuations in our recorded revenue, even during periods of significant sales order activity;
•	fluctuations in stock market volume;
•	changes in estimates of our financial results or recommendations by securities analysts;
•	failure of any of our products to achieve or maintain market acceptance;
•	changes in market valuations of companies perceived to be similar to us;
•	success of competitive products or services;
•	changes in our capital structure, such as future issuances of securities or the incurrence of debt;
•	announcements by us or our competitors of significant products, contracts, acquisitions, or strategic alliances;
•	regulatory developments in the United States, foreign countries, or both;
•	litigation involving our company, our general industry or both;
•	additions or departures of key personnel;
•	investors’ general perception of us; and
•	changes in general economic, industry and market conditions.

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

SPS COMMERCE, INC.	19	Form 10-K for the Annual Period ended December 31, 2021

entrenching our management team and may deprive you of the opportunity to sell your shares to potential acquirers at a premium over prevailing prices. This potential inability to obtain a control premium could reduce the price of our common stock.

We do not intend to declare dividends on our stock in the foreseeable future.

We currently intend to retain all future earnings for the operation and expansion of our business and, therefore, do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future. Investors may need to sell all or part of their holdings of our common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Any payment of future cash dividends on our common stock will be at the discretion of our board of directors and will depend upon our results of operations, earnings, capital requirements, financial condition, future prospects, contractual restrictions, and other factors deemed relevant by our board of directors. Therefore, you should not expect to receive dividend income from shares of our common stock.

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

We may need to raise additional capital due to shortfalls in cash flow or for other reasons, and we may not be able to obtain debt or additional equity financing on favorable terms, if at all. If we raise additional equity financing, our security holders may experience significant dilution of their ownership interests and the value of shares of our common stock could decline. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, force us to maintain specified liquidity or other ratios or restrict our ability to pay dividends or make acquisitions. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

•	develop and enhance our products;
•	continue to expand our technology development, sales, and marketing organizations;
•	acquire new or complementary technologies, products, or businesses;
•	hire, train and retain employees; or
•	respond to competitive pressures or unanticipated working capital requirements.

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

SPS COMMERCE, INC.	20	Form 10-K for the Annual Period ended December 31, 2021

Our failure to maintain adequate internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 or to prevent or detect material misstatements in our annual or interim financial statements in the future could result in inaccurate financial reporting, or could otherwise harm our business and investor confidence in our financial reporting.

Ensuring that we have internal financial and accounting controls and procedures adequate to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated periodically. The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we are required to perform annual system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Furthermore, implementing any appropriate future changes to our internal control over financial reporting may entail substantial costs in order to modify our existing accounting systems, may take a significant period of time to complete and may distract our officers, directors, and employees from the operation of our business. If we are not able to comply with the requirements of Section 404 in the future, or if material weaknesses are identified, our business could be harmed and investor confidence in our financial reporting diminished.

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

The COVID-19 pandemic, including resurgences and variants, could have adverse impacts on our business operations by limiting our employees' ability to work and travel, disrupting our third-party technology providers, or causing internal operational workflow to change, among other potentially unforeseen circumstances given the unprecedented and continuously evolving situation.

Additionally, the COVID-19 pandemic may continue to cause significant disruptions and changes in the economic or political conditions in markets in which we operate. This may cause significant volatility in demand for our services due to, among other adverse impacts, disruption and downturns in our customers’ businesses and related supply chains, an acceleration of existing customer bankruptcies, or our customers’ ability to pay for our services when due or in full. Although certain customers may have a reduced demand for our services, we also may see increased demand by certain customer segments, potentially offsetting reduced demand.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters, including our principal administrative, marketing, sales, technical support, and research and development facilities, are located in Minneapolis, Minnesota. This location includes approximately 198,000 square feet of space and is under lease through 2027. We also lease office space in or near Little Falls, New Jersey; Kyiv, Ukraine; Toronto, Canada; Melbourne and Sydney, Australia; Beijing, China; and Amsterdam, Netherlands. We believe that our current facilities are suitable and adequate to meet our current needs and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

Item 3.	Legal Proceedings

We are not currently subject to any material legal proceedings. From time to time, we may be named as a defendant in legal actions or otherwise be subject to claims arising from our normal business activities. We believe that we have obtained adequate insurance coverage or rights to indemnification in connection with potential legal proceedings that may arise.

Item 4.	Mine Safety Disclosures

Not applicable.

SPS COMMERCE, INC.	21	Form 10-K for the Annual Period ended December 31, 2021

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information. Our common stock has traded on the Nasdaq Global Market under the symbol “SPSC” since April 22, 2010, the date of our initial public offering.

Stockholders of Record. As of February 11, 2022, we had 77 stockholders of record of our common stock, excluding holders whose stock is held either in nominee name and/or street name brokerage accounts.

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

The table and graph below compare the cumulative total stockholder return of our common stock with that of the Nasdaq US Benchmark TR Index and the Nasdaq Computer Index from December 31, 2016 through December 31, 2021, utilizing the last trading day of each respective year. The return assumes that $100 was invested in shares of our common stock and the other indexes at the close of market on December 31, 2016, and that dividends, if any, were reinvested. The comparisons in this table and graph are based on historical data and are not intended to forecast or be indicative of future performance of our common stock.

Comparison of Cumulative Total Returns of SPS Commerce, Inc. to Comparable Indexes

		Nasdaq US	Nasdaq
		Benchmark	Computer
Date	SPS Commerce	TR Index	Index
12/30/2016	$100.00	$100.00	$100.00
12/29/2017	69.52	121.38	138.77
12/31/2018	117.87	114.77	133.66
12/31/2019	158.59	150.55	200.94
12/31/2020	310.75	182.57	301.37
12/31/2021	407.35	229.84	415.46

Recent Sales of Unregistered Securities; Use of Proceeds from Sales of Registered Securities

Not applicable.

SPS COMMERCE, INC.	22	Form 10-K for the Annual Period ended December 31, 2021

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The stock repurchase activity for the quarter ended December 31, 2021 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (1)(2)
October 1 - 31, 2021	-	$-	-	$20,389,000
November 1 - 30, 2021	4,287	141.36	4,287	49,394,000
December 1 - 31, 2021	66,002	138.83	66,002	40,231,000
Total	70,289	$138.98	70,289	$40,231,000
(1)

On November 2, 2019, our board of directors authorized a program to repurchase up to $50.0 million of common stock. Under the program, purchases could be made from time to time in the open market over two years. At the program’s expiration, November 2, 2021, $20.4 million worth of shares expired from the program.

(2)

On October 28, 2021, our board of directors authorized a new program to repurchase up to $50.0 million of our common stock. Under the program, purchases may be made from time to time in the open market or in privately negotiated purchases, or both. The new share repurchase program became effective on November 28, 2021 and expires on November 28, 2023.

See Note K to our consolidated financial statements, included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, for additional information regarding our stock repurchase program.

Item 6.[Reserved]

Not applicable.

SPS COMMERCE, INC.	23	Form 10-K for the Annual Period ended December 31, 2021

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our audited financial statements and related notes which are included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Our actual results could differ materially from those anticipated in the forward-looking statements included in this discussion as a result of certain factors, including, but not limited to, those discussed in Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K.

Overview

SPS Commerce is a leading provider of cloud-based supply chain management services across our global retail network. Our products that make it easier for retailers, suppliers, grocers, distributors, and logistics firms to orchestrate the management of item data, order fulfillment, inventory control and sales analytics across omnichannel retail channels. SPS Commerce delivers our products using a full-service model whereby our internal experts monitor, update, and boost network performance on our customers’ behalf.

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

We plan to continue to grow our business by further penetrating the supply chain management market, increasing revenues from our customers as their businesses grow, expanding our distribution channels, expanding our international presence and, from time to time, developing new products and applications. We also intend to selectively pursue acquisitions that will add customers, allow us to expand into new regions or allow us to offer new functionalities.

For the years ended December 31, 2021, 2020, and 2019, we generated revenues of $385.3 million, $312.6 million and $279.1 million, respectively. Our quarter ended December 31, 2021 represented our 84th consecutive quarter of revenue growth. Recurring revenues from recurring revenue customers accounted for 92%, 94%, and 94% of our total revenues for the years ended December 31, 2021, 2020, and 2019, respectively. Our revenues are not concentrated with any customer, as our largest customer represented less than 1% of total revenues for the years ended December 31, 2021, 2020, and 2019.

Key Financial Terms and Metrics

Sources of Revenues

Fulfillment - Our Fulfillment product provides fulfillment automation and replaces or augments an organization’s existing staff and trading partner electronic communication infrastructure by enabling easy compliance with retailers’ rulebooks, automatic, digital exchange of information among numerous trading partners through various protocols, and greater visibility into the journey of an order.

Analytics - Our Analytics product consists of data analytics applications that enable our customers to improve their visibility across their supply chains through greater analytics capabilities. When focused on point-of-sale data, for example, retailers and suppliers can ensure inventory is located where demand is highest. Additionally, retailers improve their visibility into supplier performance and their understanding of product sell-through.

Other Products - We provide several complimentary products such as our assortment product (which enables accurate order management and rapid fulfillment) and our community solution (which accelerates vendor onboarding and ensures trading partner adoption of new supply chain requirements). In addition to our product offerings, we also provide one-time services such as professional services and testing and certification.

Cost of Revenues and Operating Expenses

Cost of Revenues - Cost of revenues consist primarily of personnel costs for our customer success and implementation teams, customer support personnel, and application support personnel as well as network services costs.

Sales and Marketing Expenses - Sales and marketing expenses consist primarily of personnel costs for our sales, marketing and product management teams, commissions earned by our sales personnel and marketing costs.

Research and Development Expenses - Research and development expenses consist primarily of personnel costs for development of new and maintenance of existing products, net of amounts capitalized as developed software.

SPS COMMERCE, INC.	24	Form 10-K for the Annual Period ended December 31, 2021

General and Administrative Expenses - General and administrative expenses consist primarily of personnel costs for finance, human resources, and internal information technology support, as well as legal, accounting, and other fees, such as bad debt expense and credit card processing fees.

Overhead Allocation - We allocate overhead expenses such as rent, certain employee benefit costs, office supplies and depreciation of general office assets to cost of revenues and operating expenses categories based on headcount.

Metrics and Non-GAAP Measures

Recurring Revenue Customers - As of December 31, 2021, we had approximately 37,500 customers with contracts to pay us recurring fees, which we refer to as recurring revenue customers. A small portion of our recurring revenue customers consist of separate units within a larger organization. We treat each of these units, which may include divisions, departments, affiliates and franchises, as distinct customers.

Wallet Share - We calculate average recurring revenues per recurring revenue customer, which we also refer to as wallet share, by dividing the recurring revenues from recurring revenue customers for the period by the average of the beginning and ending number of recurring revenue customers for the period.

Non-GAAP Financial Measures - To supplement our financial statements, we also provide investors with Adjusted EBITDA, Adjusted EBITDA Margin, and non-GAAP income per share, which are non-GAAP financial measures. We believe that these non-GAAP measures provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations. Our management uses these non-GAAP measures to compare the Company’s performance to that of prior periods for trend analyses and planning purposes. Adjusted EBITDA is also used for purposes of determining executive and senior management incentive compensation. These measures are also presented to our board of directors.

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

We believe that our critical accounting policies and estimates, which are described in the notes to our consolidated financial statements, involve a greater degree of judgment and complexity and are material to our financial statement presentation. A critical accounting policy or estimate is one that is both material to the presentation of our financial statements and requires us to make difficult, subjective, or complex judgments for uncertain matters that could have a material effect on our financial condition and results of operations. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Revenue Recognition

Revenues are the amount that reflects the consideration we are contractually and legally entitled to, as well as expect to collect, in exchange for those services. Set-up fees are specific for each connection a customer has with a trading partner and many of our customers have connections with numerous trading partners. These nonrefundable fees are necessary for our customers to utilize our services and do not provide any standalone value.

Set-up fees constitute a material renewal option right that provide customers a significant future incentive that would not be otherwise available to that customer unless they entered into the contract, as the set-up fees will not be incurred again upon contract renewal. As such, set-up fees and related costs are deferred and recognized ratably over two years, which is the estimated period for which a material right is present for our customers.

SPS COMMERCE, INC.	25	Form 10-K for the Annual Period ended December 31, 2021

Internal-Use Software

Internal-use software consists of capitalized costs incurred during the application development stage, which include costs related to the design of the chosen path, coding, installation of the hardware necessary to run the software, and any testing done before the operational stage. Costs incurred during the preliminary project stage and post-implementation stage are expensed as incurred. Internal-use software is amortized over the estimated useful life, three years, commencing on the date when the asset is ready for its intended use. Amortization is computed using the straight-line method. Maintenance and enhancements of internal-use software are expensed as incurred.

Business Combinations

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values as of the acquisition date. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require us to make significant estimates and assumptions, especially with respect to intangible assets.

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

Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is not to exceed one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Results of Operations

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

The following table presents our results of operations for the periods indicated:

	Year Ended December 31,
	2021		2020		Change
(dollars in thousands)		% of revenue		% of revenue		%
Revenues	$385,276	100.0%	$312,630	100.0%	$72,646	23.2%
Cost of revenues	131,678	34.2	99,836	31.9	31,842	31.9
Gross profit	253,598	65.8	212,794	68.1	40,804	19.2
Operating expenses
Sales and marketing	88,044	22.9	75,955	24.3	12,089	15.9
Research and development	39,038	10.1	31,024	9.9	8,014	25.8
General and administrative	61,305	15.9	50,119	16.0	11,186	22.3
Amortization of intangible assets	10,126	2.6	5,538	1.8	4,588	82.8
Total operating expenses	198,513	51.5	162,636	52.0	35,877	22.1
Income from operations	55,085	14.3	50,158	16.0	4,927	9.8
Other income (expense), net	(1,544)	(0.4)	2,522	0.8	(4,066)	(161.2)
Income before income taxes	53,541	13.9	52,680	16.9	861	1.6
Income tax expense	8,944	2.3	7,094	2.3	1,850	26.1
Net income	$44,597	11.6%	$45,586	14.6%	$(989)	(2.2)%

Revenues - The increase in revenues resulted from two primary factors: the increase in recurring revenue customers, which is driven by continued business growth and by business acquisitions, and the increase in average recurring revenues per recurring revenue customer, which we also refer to as wallet share.

•

The number of recurring revenue customers increased 13% to 37,500 at December 31, 2021 from 33,150 at December 31, 2020 due to sales and marketing efforts to acquire new customers and due to new acquisitions.

•	Wallet share increased 9% to $10,050 at December 31, 2021 from $9,250 at December 31, 2020. This was primarily attributable to increased usage of our products by our recurring revenue customers.
SPS COMMERCE, INC.	26	Form 10-K for the Annual Period ended December 31, 2021

Recurring revenues from recurring revenue customers increased 20% in 2021, as compared to 2020, and accounted for 92% and 94% of our total revenues in 2021 and 2020, respectively. We anticipate that the number of recurring revenue customers and wallet share will continue to increase as we execute our growth strategy focused on further penetrations of our market and on new sources of revenues.

Cost of Revenues - The increase in cost of revenues was primarily due to increased headcount which resulted in an increase of $26.3 million in personnel-related costs and an increase of $2.8 million in stock-based compensation. Additionally, as we continued to invest in the infrastructure supporting our platform, depreciation expense increased by $1.7 million.

Sales and Marketing Expenses - The increase in sales and marketing expense was primarily due to increased headcount which resulted in an increase of $5.9 million in personnel-related costs, an increase of $1.6 million in sales commissions, and an increase of $2.1 million in stock-based compensation. Also, with continued business growth, our referral partners costs increased $2.4 million.

Research and Development Expenses - The increase in research and development expense was primarily due to increased headcount which resulted in increases of personnel costs of $5.9 million and stock-based compensation of $0.8 million. In addition, there was an increase in software subscription expense of $1.4 million.

General and Administrative Expenses - The increase in general and administrative expense was primarily due to increased headcount which resulted in an increase in personnel-related costs of $5.8 million and a stock-based compensation increase of $2.9 million. The remaining increase primarily related to supporting continued business growth which resulted in increased general and administrative costs, such as credit card fees, professional fees, and software subscriptions.

Amortization of Intangible Assets - The increase in amortization of intangible assets was driven by the amortization of the acquired intangible assets related to recent business combinations.

Other Income (Expense) - The change was primarily due to unfavorable foreign currency exchange rate changes and decreased investment income.

Income Tax Expense - The increase in income tax expense was due to an increase in nondeductible executive compensation and an increase in pre-tax income. Excess tax benefits generated upon the settlement or exercise of stock awards are recognized as a reduction to income tax expense and, as a result, we expect that our annual effective income tax rate will fluctuate. See Note M to our consolidated financial statements, included in this Annual Report on Form 10-K, for additional information regarding our income taxes.

Adjusted EBITDA - Adjusted EBITDA, which is a non-GAAP measure of financial performance, consists of net income adjusted for income tax expense, depreciation and amortization expense, stock-based compensation expense, realized gain or loss from foreign currency on cash and investments held, investment income or loss, and other adjustments as necessary for a fair presentation. For the year ended December 31, 2021, other adjustments include disposals of cloud hosting arrangement implementation costs and accelerated tenant improvement benefit, which was incurred as part of executing a lease agreement. This tenant improvement adjustment was partially offset by accelerated depreciation, which is included within Depreciation and amortization of property and equipment and was also incurred as part of executing a lease agreement. For the year ended December 31, 2020, other adjustments included the expense impact from the disposals of certain capitalized internally developed software and cloud hosting arrangement implementation costs in addition to an earn-out liability fair value adjustment. The following table provides a reconciliation of net income to Adjusted EBITDA:

	Year Ended December 31,
(in thousands)	2021	2020
Net income	$44,597	$45,586
Income tax expense	8,944	7,094
Depreciation and amortization of property and equipment	14,788	13,127
Amortization of intangible assets	10,126	5,538
Stock-based compensation expense	27,574	18,936
Realized (gain) loss from foreign currency on cash and investments held	1,456	(1,753)
Investment income	(278)	(1,208)
Other	(192)	(326)
Adjusted EBITDA	$107,015	$86,994

SPS COMMERCE, INC.	27	Form 10-K for the Annual Period ended December 31, 2021

Adjusted EBITDA Margin - Adjusted EBITDA Margin, which is a non-GAAP measure of financial performance, consists of Adjusted EBITDA divided by revenue. Margin, the comparable GAAP measure of financial performance, consists of net income divided by revenue. The following table provides a comparison of Margin to Adjusted EBITDA Margin:

	Year Ended December 31,
(in thousands, except Margin and Adjusted EBITDA Margin)	2021	2020
Revenue	$385,276	$312,630

Net income	44,597	45,586
Margin	12%	15%

Adjusted EBITDA	$107,015	$86,994
Adjusted EBITDA Margin	28%	28%

Non-GAAP Income per Share - Non-GAAP income per share, which is a non-GAAP measure of financial performance, consists of net income plus stock-based compensation expense, amortization expense related to intangible assets, realized gain or loss from foreign currency on cash and investments held, and other adjustments as necessary for a fair presentation, and the corresponding tax impacts of the adjustments to net income, divided by the weighted average number of shares of common stock outstanding during each period. For the year ended December 31, 2021, other adjustments include disposals of cloud hosting arrangement implementation costs and accelerated tenant improvement benefit, which was incurred as part of executing a lease agreement. This tenant improvement adjustment was partially offset by accelerated depreciation, which is included within Depreciation and amortization of property and equipment and was also incurred as part of executing a lease agreement. For the year ended December 31, 2020, other adjustments included the expense impact from the disposals of certain capitalized internally developed software and cloud hosting arrangement implementation costs in addition to an earn-out liability fair value adjustment.

To quantify the tax effects, we recalculated income tax expense excluding the direct book and tax effects of the specific items constituting the non-GAAP adjustments. The difference between this recalculated income tax expense and GAAP income tax expense is presented as the income tax effect of the non-GAAP adjustments.

The following table provides a reconciliation of net income to non-GAAP income per share:

	Year Ended December 31,
(in thousands, except per share amounts)	2021	2020
Net income	$44,597	$45,586
Stock-based compensation expense	27,574	18,936
Amortization of intangible assets	10,126	5,538
Realized (gain) loss from foreign currency on cash and investments held	1,456	(1,753)
Other	(192)	(326)
Income tax effects of adjustments	(16,454)	(12,285)
Non-GAAP income	$67,107	$55,696
Shares used to compute non-GAAP income per share
Basic	35,928	35,226
Diluted	36,962	36,285
Non-GAAP income per share
Basic	$1.87	$1.58
Diluted	$1.82	$1.53

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

The discussion of our results from operations for the year ended December 31, 2020 compared to the year ended December 31, 2019 can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Liquidity and Capital Resources

At December 31, 2021, our principal sources of liquidity were cash and cash equivalents, and short-term investments totaling $257.3 million, and net accounts receivable of $34.6 million. Our investments are selected in accordance with our investment policy, with a goal of maintaining liquidity and capital preservation. Our cash equivalents and short-term investments are held in highly liquid money market funds, certificates of deposits, commercial paper, U.S. treasury securities and U.S. corporate bonds.

The summary of activity within the consolidated statements of cash flows was as follows:

SPS COMMERCE, INC.	28	Form 10-K for the Annual Period ended December 31, 2021

	Twelve Months Ended
	December 31,
(in thousands)	2021	2020
Net cash provided by operating activities	$112,893	$88,562
Net cash used in investing activities	(46,703)	(120,469)
Net cash provided by (used in) financing activities	$(8,361)	$2,328

Net Cash Flows from Operating Activities

The increase in cash provided by operating activities was primarily driven by an increase in non-cash expenses and changes in operating assets and liabilities. Significant changes in non-cash items included increased stock-based compensation and amortization of intangible assets resulting from business expansion. Significant changes in operating assets and liabilities included increases in deferred revenue and accrued compensation balances. This was partially offset by decreases in other assets and deferred costs.

Net Cash Flows from Investing Activities

The decrease in net cash used in investing activities was primarily due to decreased cash used for acquisitions of business and intangible assets, driven by the larger acquisition in 2020 as compared to 2021.

Net Cash Flows from Financing Activities

The change in net cash flows from financing activities was primarily due to the decrease in net proceeds from stock option exercises.

The discussion of our liquidity and capital resources for the year ended December 31, 2020 compared to the year ended December 31, 2019 can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Contractual and Commercial Commitment Summary

Our contractual obligations and commercial commitments as of December 31, 2021 are summarized below:

	Payments Due by Period
	Less Than			More Than
(in thousands)	1 Year	1-3 Years	3-5 Years	5 Years	Total
Operating lease obligations, including imputed interest	$4,865	$8,944	$7,631	$1,269	$22,709
Purchase commitments	6,462	3,460	-	-	9,922
Total	$11,327	$12,404	$7,631	$1,269	$32,631

Future Capital Requirements

Our future capital requirements may vary significantly from those now planned and will depend on many factors, including:

•	costs to develop and implement new products and applications, if any;
•	sales and marketing resources needed to further penetrate our market and gain acceptance of new products and applications that we may develop;
•	expansion of our operations in the U.S. and internationally;
•	response of competitors to our products and applications; and
•	use of capital for acquisitions, if any.

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

Off-Balance Sheet Arrangements

SPS COMMERCE, INC.	29	Form 10-K for the Annual Period ended December 31, 2021

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Foreign Currency Exchange and Inflation Rate Changes

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

SPS COMMERCE, INC.	30	Form 10-K for the Annual Period ended December 31, 2021

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity Risk

The principal objectives of our investment activities are to preserve principal, provide liquidity, and maximize income consistent with minimizing risk of material loss. We are exposed to market risk related to changes in interest rates. However, based on the nature and current level of our cash, cash equivalents, and investments, we believe there is no material risk exposure. We do not enter into investments for trading or speculative purposes.

We did not have any variable interest rate outstanding debt as of December 31, 2021. Therefore, we do not have any material risk to interest rate fluctuations.

Foreign Currency Exchange Risk

Due to international operations, we have revenue, expenses, assets, and liabilities that are denominated in currencies other than the U.S. dollar, primarily the Australian and Canadian dollars. Our consolidated balance sheet, results of operations, and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates.

Our sales are primarily denominated in U.S. dollars. Our expenses are generally denominated in the local currencies in which our operations are located. As of December 31, 2021, we maintained approximately 8% of our total cash and cash equivalents and investments in foreign currencies.

We believe that a hypothetical 10% change in foreign currency exchange rates or an inability to access foreign funds would not materially affect our ability to meet our operational needs, result in a material foreign currency loss or have a material impact on our consolidated financials.

We have not used any forward contracts or currency borrowings to hedge our exposure to foreign currency exchange risk, although we may do so in the future.

SPS COMMERCE, INC.	31	Form 10-K for the Annual Period ended December 31, 2021

Item 8.	Financial Statements and Supplementary Data

SPS COMMERCE, INC.	32	Form 10-K for the Annual Period ended December 31, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
SPS Commerce, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SPS Commerce, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

SPS COMMERCE, INC.	33	Form 10-K for the Annual Period ended December 31, 2021

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company's internal-use software process. This included controls related to the evaluation and approval of new internal-use software projects or upgrades and enhancements to existing internal-use software projects, monitoring of the software development stage, and capitalization of internal costs. We examined a sample of capitalized internal-use software costs to evaluate costs that were capitalized for new internal-use software or upgrades and enhancements for existing internal-use software. For each sample, we evaluated the capitalized costs and assessed the stage of software development by inspecting underlying documentation and inquiring of the Company's technology developers performing the internal-use software development activities regarding the specific nature, stage of completion, and hours incurred on the project.

/s/ KPMG LLP

We have served as the Company’s auditor since 2013.

Minneapolis, Minnesota
February 22, 2022

SPS COMMERCE, INC.	34	Form 10-K for the Annual Period ended December 31, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
SPS Commerce, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited SPS Commerce, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 22, 2022 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired the Genius Central business during 2021, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, Genius Central’s internal control over financial reporting associated with total consolidated assets of less than 1% and total consolidated revenues of less than 1%, in the consolidated financial statements of the Company as of and for the year ended December 31, 2021. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the Genius Central business.

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

SPS COMMERCE, INC.	35	Form 10-K for the Annual Period ended December 31, 2021

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Minneapolis, Minnesota
February 22, 2022

SPS COMMERCE, INC.	36	Form 10-K for the Annual Period ended December 31, 2021

SPS COMMERCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except shares)	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$207,552	$149,692
Short-term investments	49,758	37,786
Accounts receivable	38,811	37,811
Allowance for credit losses	(4,249)	(4,233)
Accounts receivable, net	34,562	33,578
Deferred costs	44,529	37,988
Other assets	16,042	12,312
Total current assets	352,443	271,356
Property and equipment, net	31,901	26,432
Operating lease right-of-use assets	10,851	15,581
Goodwill	143,663	134,853
Intangible assets, net	58,587	60,230
Investments, non-current	—	2,500
Other assets
Deferred costs, non-current	15,191	12,607
Deferred income tax assets	182	194
Other assets, non-current	3,028	2,705
Total assets	$615,846	$526,458
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,330	$5,354
Accrued compensation	31,661	22,872
Accrued expenses	8,345	11,161
Deferred revenue	50,428	37,947
Operating lease liabilities	4,108	2,798
Total current liabilities	102,872	80,132
Other liabilities
Deferred revenue, non-current	5,144	2,996
Operating lease liabilities, non-current	16,426	19,672
Deferred income tax liabilities	7,145	2,937
Total liabilities	131,587	105,737
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 110,000,000 shares authorized; 37,798,610 and 37,100,467 shares issued; and 36,009,257 and 35,487,217 shares outstanding, respectively	38	37
Treasury Stock, at cost; 1,789,353 and 1,613,250 shares, respectively	(85,677)	(65,247)
Additional paid-in capital	433,258	393,462
Retained earnings	138,087	93,490
Accumulated other comprehensive loss	(1,447)	(1,021)
Total stockholders’ equity	484,259	420,721
Total liabilities and stockholders’ equity	$615,846	$526,458

See accompanying notes to these consolidated financial statements.

SPS COMMERCE, INC.	37	Form 10-K for the Annual Period ended December 31, 2021

SPS COMMERCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands, except per share amounts)	2021	2020	2019
Revenues	$385,276	$312,630	$279,124
Cost of revenues	131,678	99,836	92,239
Gross profit	253,598	212,794	186,885
Operating expenses
Sales and marketing	88,044	75,955	70,140
Research and development	39,038	31,024	28,305
General and administrative	61,305	50,119	44,719
Amortization of intangible assets	10,126	5,538	5,315
Total operating expenses	198,513	162,636	148,479
Income from operations	55,085	50,158	38,406
Other income (expense), net	(1,544)	2,522	3,664
Income before income taxes	53,541	52,680	42,070
Income tax expense	8,944	7,094	8,358
Net income	$44,597	$45,586	$33,712
Other comprehensive income (expense)
Foreign currency translation adjustments	(514)	1,097	1,290
Unrealized gain (loss) on investments, net of tax of ($34), ($3), and $122 respectively	(102)	(10)	367
Reclassification of (gain) loss on investments into earnings, net of tax of $63, ($52), and ($133), respectively	190	(157)	(398)
Total other comprehensive income (expense)	(426)	930	1,259
Comprehensive income	$44,171	$46,516	$34,971

Net income per share
Basic	$1.24	$1.29	$0.96
Diluted	$1.21	$1.26	$0.94

Weighted average common shares used to compute net income per share
Basic	35,928	35,226	35,024
Diluted	36,962	36,285	36,002

See accompanying notes to these consolidated financial statements.

SPS COMMERCE, INC.	38	Form 10-K for the Annual Period ended December 31, 2021

SPS COMMERCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Stockholders'
(in thousands, except shares)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balances, December 31, 2018	34,691,472	$36	823,784	$(25,679)	$332,574	$15,261	$(3,218)	$318,974
Stock-based compensation	—	—	—	—	13,365	—	—	13,365
Shares issued pursuant to stock awards	536,034	—	—	—	6,207	—	—	6,207
Employee stock purchase plan activity	58,851	—	—	—	2,269	—	—	2,269
Repurchases of common stock	(417,564)	—	417,564	(20,618)	—	—	—	(20,618)
Settlement and subsequent return of shares	(5,522)	—	—	—	(300)	—	—	(300)
Net income	—	—	—	—	—	33,712	—	33,712
Foreign currency translation adjustments	—	—	—	—	—	—	1,290	1,290
Unrealized gain on investments, net of tax	—	—	—	—	—	—	367	367
Reclassification of gain on investments into earnings, net of tax	—	—	—	—	—	—	(398)	(398)
Adoption of ASU 2018-02	—	—	—	—	—	—	8	8
Balances, December 31, 2019	34,863,271	$36	1,241,348	$(46,297)	$354,115	$48,973	$(1,951)	$354,876
Stock-based compensation	—	—	—	—	17,382	—	—	17,382
Shares issued pursuant to stock awards	934,015	1	—	—	18,591	—	—	18,592
Employee stock purchase plan activity	61,833	—	—	—	3,374	—	—	3,374
Repurchases of common stock	(371,902)	—	371,902	(18,950)	—	—	—	(18,950)
Net income	—	—	—	—	—	45,586	—	45,586
Foreign currency translation adjustments	—	—	—	—	—	—	1,097	1,097
Unrealized loss on investments, net of tax	—	—	—	—	—	—	(10)	(10)
Reclassification of gain on investments into earnings, net of tax	—	—	—	—	—	—	(157)	(157)
Adoption of ASU 2016-13	—	—	—	—	—	(1,069)	—	(1,069)
Balances, December 31, 2020	35,487,217	$37	1,613,250	$(65,247)	$393,462	$93,490	$(1,021)	$420,721
Stock-based compensation	—	—	—	—	25,686	—	—	25,686
Shares issued pursuant to stock awards	642,417	1	—	—	9,373	—	—	9,374
Employee stock purchase plan activity	55,726	—	—	—	4,737	—	—	4,737
Repurchases of common stock	(176,103)	—	176,103	(20,430)	—	—	—	(20,430)
Net income	—	—	—	—	—	44,597	—	44,597
Foreign currency translation adjustments	—	—	—	—	—	—	(514)	(514)
Unrealized loss on investments, net of tax	—	—	—	—	—	—	(102)	(102)
Reclassification of loss on investments into earnings, net of tax	—	—	—	—	—	—	190	190
Balances, December 31, 2021	36,009,257	$38	1,789,353	$(85,677)	$433,258	$138,087	$(1,447)	$484,259

See accompanying notes to these consolidated financial statements.

SPS COMMERCE, INC.	39	Form 10-K for the Annual Period ended December 31, 2021

SPS COMMERCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2021	2020	2019
Cash flows from operating activities
Net income	$44,597	$45,586	$33,712
Reconciliation of net income to net cash provided by operating activities
Deferred income taxes	3,881	4,241	7,581
Change in earn-out liability	—	(85)	(445)
Depreciation and amortization of property and equipment	14,788	13,127	11,123
Amortization of intangible assets	10,126	5,538	5,315
Provision for credit losses	4,717	5,660	3,499
Stock-based compensation	27,574	18,936	14,690
Other, net	323	(24)	(574)
Changes in assets and liabilities, net of effects of acquisition
Accounts receivable	(4,959)	(5,922)	(6,771)
Deferred costs	(9,299)	(3,414)	(1,441)
Other current and non-current assets	(6,181)	1,201	(2,768)
Accounts payable	2,259	1,214	(489)
Accrued compensation	6,775	(1,257)	319
Accrued expenses	1,017	563	706
Deferred revenue	14,483	4,432	6,366
Operating leases	2,792	(1,234)	971
Net cash provided by operating activities	112,893	88,562	71,794
Cash flows from investing activities
Purchases of property and equipment	(19,588)	(16,467)	(13,585)
Purchases of investments	(121,242)	(74,797)	(73,700)
Maturities of investments	111,193	69,461	84,472
Acquisition of business and intangible assets, net	(17,066)	(98,666)	(11,500)
Net cash used in investing activities	(46,703)	(120,469)	(14,313)
Cash flows from financing activities
Repurchases of common stock	(20,430)	(18,950)	(20,618)
Net proceeds from exercise of options to purchase common stock	9,374	18,592	6,207
Net proceeds from employee stock purchase plan activity	4,737	3,374	2,269
Payment for contingent consideration	(2,042)	(688)	—
Net cash provided by (used in) financing activities	(8,361)	2,328	(12,142)
Effect of foreign currency exchange rate changes	31	19	54
Net increase (decrease) in cash and cash equivalents	57,860	(29,560)	45,393
Cash and cash equivalents at beginning of year	149,692	179,252	133,859
Cash and cash equivalents at end of year	$207,552	$149,692	$179,252
Supplemental disclosure of cash flow information
Cash paid for income taxes, net	$9,979	$1,656	$1,545
Non-cash financing activities:
Net purchases of property and equipment on account	(683)	(551)	322

See accompanying notes to these consolidated financial statements.

SPS COMMERCE, INC.	40	Form 10-K for the Annual Period ended December 31, 2021

SPS COMMERCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – General

Business Description

SPS Commerce is a leading provider of cloud-based supply chain management services across our global retail network. Our products make it easier for retailers, suppliers, grocers, distributors, and logistics firms to orchestrate the management of item data, order fulfillment, inventory control, and sales analytics across omnichannel retail channels. SPS Commerce delivers our products using a full-service model whereby our internal experts monitor, update, and boost network performance on our customers’ behalf.

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

Foreign Currency Translation

The functional currency of our foreign operations is generally the applicable local currency. The functional currency is translated into U.S. dollars for balance sheet accounts using current exchange rates in effect as of the balance sheet date and for revenue and expense accounts using an average exchange rate during the year. The translation adjustments are deferred as a component of other comprehensive income within the consolidated statements of comprehensive income and the consolidated statements of stockholders' equity. Gains or losses resulting from transactions denominated in foreign currencies are included in other income (expense), net in our consolidated statements of comprehensive income.

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

Business Combinations

We recognize the fair value of the assets acquired and the liabilities assumed at the acquisition date, separately from goodwill. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the amount of the assets acquired and the liabilities assumed.

Assets acquired include tangible and intangible assets. We use estimates and assumptions that we believe are reasonable as a part of the purchase price allocation, which includes the process to determine the value and useful lives of purchased intangible assets and the process to determine the value of any contingent consideration liabilities. We record the acquisition-date fair value of any contingent liabilities, such as earn-out provisions, as part of the consideration transferred, if present. The unsettled earn-out liability, if any, fair value is subsequently remeasured at each reporting date.

While we believe these estimates and assumptions are reasonable, they are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the fair value of the assets acquired and the liabilities assumed. Any such adjustments would be recorded as an offset to goodwill or a working

SPS COMMERCE, INC.	41	Form 10-K for the Annual Period ended December 31, 2021

capital adjustment as applicable. Upon the conclusion of the measurement period or final determination of the fair values, whichever comes first, any subsequent adjustments would be recorded in our consolidated statements of comprehensive income.

Segment Information

Our Chief Executive Officer acts as the Company’s chief operating decision maker and reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. There are no segment managers who are held accountable by the chief operating decision maker, or anyone else, for operations, operating results and planning for levels or components below the consolidated unit level. Accordingly, we determined we have one operating and reportable segment, which is supply chain management products.

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

Investments

We invest in money market funds, certificates of deposit, highly liquid debt instruments of the United States (“U.S.”) government and U.S. corporate debt securities. Investments with remaining maturities of less than one year from the balance sheet date are classified as Short-term investments whereas those with remaining maturities of more than one year from the balance sheet date are classified as Investments, non-current.

We determine the appropriate classification of certificates of deposit and marketable securities at the time of purchase and reevaluate such determination at each balance sheet date.

Securities classified as available for sale are carried at fair value and the unrealized gains and losses on these investments, net of taxes, are included in accumulated other comprehensive loss in the consolidated balance sheets. Realized gains or losses are included in other income (expense), net in the consolidated statements of comprehensive income. Certain securities accrue interest that is included in other income (expense), net. When a determination has been made that the fair value of a marketable security is below its amortized cost basis, the portion of the unrealized loss that corresponds to a credit-related factor is realized through a credit allowance on the marketable security and the equivalent expense is realized in other income (expense), net in the consolidated statements of comprehensive income.

Fair Value of Other Financial Instruments

The carrying amounts of our short-term financial instruments, which include cash, cash equivalents, accounts receivable, and accounts payable, approximates fair value due to their short-term nature.

Accounts Receivable

Accounts receivable are initially recorded upon the sale and invoicing of products to customers. Credit is granted in the normal course of business without collateral. Accounts receivable are stated net of allowances for credit losses, which represent estimated losses resulting from customers not making required payments on accounts receivables. When determining the allowance, we pool our outstanding accounts receivable invoices based on the contractual due date of payment. We take several factors into consideration for estimated credit losses by pool, primarily our historical credit losses, with additional adjustments made for current and future macro-economic conditions and retail bankruptcy trends. We write-off accounts receivable when they are determined to be uncollectible. Changes in the allowance are recorded as bad debt expense and are included in general and administrative expense in our consolidated statements of comprehensive income.

Property and Equipment

Property and equipment, including assets acquired under capital lease obligations, are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization expense is calculated using the straight-line method over the estimated useful lives when placed in service.

SPS COMMERCE, INC.	42	Form 10-K for the Annual Period ended December 31, 2021

We capitalize and amortize eligible costs to acquire or develop internal-use software that are incurred during the application development stage. Costs incurred during the preliminary project stage and post-implementation stage are expensed as incurred. Amortization expense for internal-use software is calculated using the straight-line method over the estimated useful life, commencing on the date when the asset is ready for its intended use.

The estimated useful lives of property and equipment were as follows:

Estimated Useful Life
Computer equipment and software	2-3 years
Office equipment and furniture	5-7 years
Leasehold improvements	Shorter of the useful life of the asset or the remaining term of the lease
Internal-use software	3 years

Significant additions or improvements extending asset lives beyond one year are capitalized, while repairs and maintenance are charged to expense as incurred. The assets and related accumulated depreciation and amortization are adjusted for asset retirements and disposals with the resulting gain or loss included in our consolidated statements of comprehensive income.

Maintenance and enhancements of internal-use software are expensed as incurred. The assets and related accumulated amortization are adjusted for abandoned internal-use software with the resulting gain or loss included in our consolidated statements of comprehensive income.

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use assets, current operating lease liabilities, and long-term operating lease liabilities in our consolidated balance sheets.

Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. We use the implicit interest rate when readily determinable. We estimate the discount rate for a similar collateralized asset by estimating costs of borrowing. The operating lease ROU asset also includes any lease payments made and lease incentives that have been incurred. The options to extend our leases are not recognized as part of our ROU assets and lease liabilities unless it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. For all leases, we combine non-lease components with the related lease components and account for it as a single lease component. The ROU assets are subject to the same impairment process as our long-lived assets. Additionally, we review our lease liabilities for remeasurement whenever there is a triggering event or when relevant facts and circumstances change.

Research and Development

Research and development costs primarily include maintenance and data conversion activities related to our cloud-based supply chain management products and are expensed as incurred.

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

Intangible Assets

Assets acquired in business combinations may include identifiable intangible assets such as subscriber relationships and developed technology. We recognize the fair value of the identifiable intangible assets acquired separately from goodwill. We have determined the fair value and useful lives of our purchased intangible assets using certain estimates and assumptions that we believe are reasonable.

The purchased intangible assets are being amortized on a straight-line basis over their estimated useful lives.

SPS COMMERCE, INC.	43	Form 10-K for the Annual Period ended December 31, 2021

The estimated useful lives for intangible were as follows:

Estimated Useful Life
Subscriber relationships	7-10 years
Acquired technology	3-10 years

Third-Party Implementation Assets

Third-party implementation costs are capitalized assets included in Other Assets and relate to implementation costs incurred for software hosting arrangements.

Capitalized implementation costs are recognized on a straight-line basis beginning when the application is ready for its intended use and ending on the expected termination date of the hosting arrangement, including consideration of the noncancelable contractual term and reasonably certain renewals.

The original terms are between four and six years for our current hosting arrangements. Recognized expense is reported in general and administrative expense, which is where the hosting arrangement subscriptions are reported.

Impairment of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if the carrying amount of an asset group exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets at the date it is tested for recoverability, whether in use or under development. An impairment loss is measured and recorded as an expense in the consolidated statements of comprehensive income as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

Revenue Recognition

Revenues are the amount that reflects the consideration we are contractually and legally entitled to, as well as expect to collect, in exchange for those services.

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

Customer implementation costs are based on actual costs incurred. Related amortization expense is included in cost of revenues in the accompanying consolidated statements of comprehensive income.

Sales commissions are calculated based on estimated annual recurring revenue to be generated over the customer’s initial contract period. Related amortization expense is included in sales and marketing expenses in the consolidated statements of comprehensive income.

Stock-Based Compensation

We recognize the cost of all share-based payments to employees, executive officers, and non-employee members of the Company’s Board of Directors, including grants of incentive and nonqualified stock options, performance share units (“PSUs”), restricted stock awards (“RSAs”), restricted stock units (“RSUs”), deferred stock units (“DSUs”), employee stock purchase plan (“ESPP”) activity, and 401(k) stock match in the consolidated financial statements based on the grant date fair value of those awards.

SPS COMMERCE, INC.	44	Form 10-K for the Annual Period ended December 31, 2021

This cost is recognized over the period for which an employee is required to provide service in exchange for the award or the award performance period, except for expenses relating to retirement-eligible employees that have not given their required notice, which is recognized on a pro-rata basis over the notice period prior to retirement.

RSAs result in the issuance of new shares when granted. For other stock-based awards, new shares are issued when the award is exercised, vested, or released according to the terms of the agreement.

The fair value of stock options and ESPP activity is estimated using the Black-Scholes-Merton option valuation model. The fair value for RSAs, RSUs, and DSUs is the closing market value of the underlying stock on the date of grant less the purchase price (if any). The fair value of PSUs is estimated using a Monte Carlo simulation.

In valuing share-based awards, excluding PSUs, judgment is required in determining the expected volatility of common stock and the expected term individuals will hold their share-based awards prior to exercising. The expected volatility of the options is based on the historical volatility of our common stock. Beginning with awards granted in 2020, the expected term of the options is derived from historical data on option holder exercises and post-vesting employment termination behavior. For awards granted prior to 2020, the expected term of the options was based on the simplified method.

Additional valuation inputs include our expected non-issuance of future common stock dividends and the risk-free interest rate that is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equaling the expected life at the grant date. For PSUs, the Monte Carlo simulation utilizes multiple input variables that determine the probability of satisfying the performance conditions stipulated in the award. For all awards, we recognize forfeitures as they occur.

Income Taxes

We account for income taxes using the asset and liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in our judgment, it is more likely than not that some or all of the deferred tax asset will not be realized.

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

It is our practice to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.
SPS COMMERCE, INC.	45	Form 10-K for the Annual Period ended December 31, 2021

Net Income Per Share

Basic net income per share has been computed using the weighted average number of shares of common stock outstanding during each period. Diluted net income per share also includes the impact of our outstanding potential common shares, including options, RSAs, RSUs, PSUs, DSUs and ESPP activity. Potential common shares that are anti-dilutive are excluded from the calculation of diluted net income per share.

Accounting Pronouncements Not Yet Adopted

Standard	Date of Issuance	Description	Date of Required Adoption	Effect on the Financial Statements
ASU 2021-08, Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers	October 2021

This amendment requires that an acquirer recognize and

measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, effective for all business combinations in the year of adoption and thereafter.

			January 2023	The adoption of this standard may have a material impact on the purchase accounting for business combinations depending on the specific amount of contract assets and liabilities being acquired.

NOTE B – Business Acquisitions

Genius Central

On November 3, 2021, we merged with and correspondingly acquired all of the outstanding equity ownership interests of Genius Central Systems Inc. (“Genius Central”), a leading provider of order processing services and other supply chain products in the natural product industry. Pursuant to the membership interest purchase agreement, given a target working capital level, the total transaction price was $17.4 million. $17.3 million was paid in cash at closing and $0.1 million is due to the sellers as part of the initial net working capital adjustment.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

(in thousands)	Estimated Fair Value
Cash	$205
Accounts receivable, net	353
Deferred tax assets	1,877
Other current and non-current assets	115
Goodwill	8,914
Intangible assets	8,500
Current liabilities	(238)
Deferred revenue	(146)
Deferred tax liabilities	(2,167)
$17,413

Purchased Intangible Assets

The following table summarizes the estimated fair value of the purchased intangible assets and their estimated useful lives:

		Weighted Average
	Estimated	Estimated
(in thousands, except weighted average estimated useful life)	Fair Value	Useful Life
Subscriber relationships	$6,400	9 years
Acquired technology	2,100	7 years
Total	$8,500

SPS COMMERCE, INC.	46	Form 10-K for the Annual Period ended December 31, 2021

Data Masons

In December 2020, we acquired all of the outstanding equity ownership interests of D Masons Software, LLC (“Data Masons”). As of December 31, 2020, the purchase accounting for the acquisition was not finalized. During 2021, the only change in the purchase accounting was a $0.3 million reduction of amounts due from the seller as part of the initial net working capital adjustment and a corresponding increase to goodwill.

NOTE C – Revenue

We derive our revenues from the following revenue streams:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Recurring revenues:
Fulfillment	$306,851	$251,272	$219,297
Analytics	42,674	38,824	37,038
Other	5,481	4,920	5,671
Recurring Revenues	355,006	295,016	262,006
One-time revenues	30,270	17,614	17,118
Total revenue	$385,276	$312,630	$279,124

Revenues are the amount that reflects the consideration we are contractually and legally entitled to, as well as expect to collect, in exchange for those services.

Recurring Revenues

Recurring revenues consist of recurring subscriptions from customers that utilize our Fulfillment, Analytics and Other supply chain management products. Revenue for these products is generally recognized on a ratable basis over the contract term beginning on the date that our service is made available to the customer. Our contracts with our recurring revenue customers are recurring in nature, ranging from monthly to annual, and generally allow the customer to cancel the contract for any reason with 30 to 90 days’ notice. Timing of billings varies by customer and by contract type and are either in advance or within 30 days of the service being performed.

The recurring revenue contracts are for one year or less and recognized on a ratable basis over the contract term. We have applied the optional exemption to not disclose information about the remaining performance obligations for recurring revenue contracts since they have original durations of one year or less.
SPS COMMERCE, INC.	47	Form 10-K for the Annual Period ended December 31, 2021

One-time Revenues

One-time revenues consist of set-up fees and miscellaneous fees from customers.

Set- up revenues

Set-up fees are specific for each connection a customer has with a trading partner and many of our customers have connections with numerous trading partners. These nonrefundable fees are necessary for our customers to utilize our services and do not provide any standalone value.

Set-up fees constitute a material renewal option right that provide customers a significant future incentive that would not be otherwise available to that customer unless they entered into the contract, as the set-up fees will not be incurred again upon contract renewal. As such, set-up fees and related costs are deferred and recognized ratably over two years, which is the estimated period for which a material right is present for our customers.

The table below presents the activity of the portion of the deferred revenue liability relating to set-up fees:

	Year Ended December 31,
(in thousands)	2021	2020
Balance, beginning of year	$11,118	$10,518
Invoiced set-up fees	15,931	11,410
Recognized set-up fees	(12,590)	(10,810)
Balance, end of year	$14,459	$11,118

The entire balance of deferred set-up fees will be recognized within two years; those that will be recognized within the next year are classified as current whereas the remainder are classified as non-current.

Miscellaneous one-time revenues

Miscellaneous one-time fees consist of professional services and testing and certification.

The contract period for these one-time fees is for one year or less and recognized at the time service is provided. We have applied the optional exemption to not disclose information about the remaining performance obligations for miscellaneous one-time fee contracts since they have original durations of one year or less.

Deferred Revenue

In the year ended December 31, 2021, we recognized revenue of $37.9 million from amounts included in deferred revenue at December 31, 2020.

NOTE D – Deferred Costs

  The deferred costs activity was as follows:

	Year Ended December 31,
(in thousands)	2021	2020
Balance, beginning of year	$50,595	$46,941
Incurred deferred costs	64,076	54,421
Amortized deferred costs	(54,951)	(50,767)
Balance, end of year	$59,720	$50,595

SPS COMMERCE, INC.	48	Form 10-K for the Annual Period ended December 31, 2021

NOTE E – Financial Instruments

Cash equivalents and investments

Cash equivalents and investments consisted of the following:

	December 31,
	2021			2020
	Amortized	Unrealized Gains		Amortized	Unrealized
(in thousands)	Cost	(Losses), net	Fair Value	Cost	Losses, net	Fair Value
Cash equivalents:
Money market funds	$138,205	$—	$138,205	$112,907	$—	$112,907
Certificate of deposit	7,268	—	7,268	7,708	—	7,708
Marketable securities:
U.S. corporate bonds	—	—	—	5,069	(29)	5,040
Commercial paper	34,984	7	34,991	7,569	(55)	7,514
U.S. treasury securities	7,500	(1)	7,499	20,051	(27)	20,024
	$187,957	$6	$187,963	$153,304	$(111)	$153,193
Maturing within one year			$187,963			$150,693
Maturing within one to two years			—			2,500
Total			$187,963			$153,193

Recurring Fair Value Measurements

We measure certain financial assets at fair value on a recurring basis based on a fair value hierarchy that requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of inputs that are used to measure fair value are:

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

•	Level 3 – unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

We obtain the fair values of our Level 2 securities from a professional pricing service.
SPS COMMERCE, INC.	49	Form 10-K for the Annual Period ended December 31, 2021

The following table details the fair value hierarchy of our assets and liabilities measured at a fair value on a recurring basis:

	December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$138,205	$—	$—	$138,205
Certificate of deposit	7,268	—	—	7,268
Marketable securities:
U.S. corporate bonds	—	—	—	—
Commercial paper	—	34,991	—	34,991
U.S. treasury securities	—	7,499	—	7,499
	$145,473	$42,490	$—	$187,963

	December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$112,907	$—	$—	$112,907
Certificate of deposit	7,708	—	—	7,708
Marketable securities:
U.S. corporate bonds	—	5,040	—	5,040
Commercial paper	—	7,514	—	7,514
U.S. treasury securities	—	20,024	—	20,024
	$120,615	$32,578	$—	$153,193

Liabilities:
Contingent consideration	$—	$—	$1,878	$1,878
	$—	$—	$1,878	$1,878

For the contingent consideration liability, related to the Data Masons acquisition, we were required to pay the former owners of Data Masons $1.9 million in the event the Paycheck Protection Program Loan (“PPP Loan”) acquired in the acquisition was forgiven in full. In 2021, the Small Business Administration approved the full forgiveness of the PPP Loan and, accordingly, the payment of the $1.9 million contingent liability was made.

Nonrecurring Fair Value Measurements

We measure certain assets and liabilities at fair value on a nonrecurring basis, including long-lived assets, goodwill, and indefinite-lived intangible assets.

NOTE F – Allowance for Credit Losses

The allowance for credit losses activity, included in accounts receivable, net, was as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Balance, beginning of year	$4,233	$1,469	$1,392
Provision for credit losses	4,717	5,660	3,499
Write-offs, net of recoveries	(4,790)	(4,319)	(3,422)
Initial allowance for business combination acquired receivables	89	354	—
Adoption of ASU 2016-13	—	1,069	—
Balance, end of year	$4,249	$4,233	$1,469

SPS COMMERCE, INC.	50	Form 10-K for the Annual Period ended December 31, 2021

NOTE G – Property and Equipment, net

Property and equipment, net consisted of the following:

	December 31,
(in thousands)	2021	2020
Internally developed software	$44,981	$33,565
Computer equipment	29,329	29,660
Office equipment and furniture	10,972	9,613
Leasehold improvements	16,685	12,746
Property and equipment, cost	101,967	85,584
Less: accumulated depreciation and amortization	(70,066)	(59,152)
Total property and equipment, net	$31,901	$26,432

Depreciation and amortization expense of property and equipment was as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Depreciation and amortization expense	$14,788	$13,127	$11,123

NOTE H – Goodwill and Intangible Assets, net

Goodwill

The activity in goodwill was as follows:

	Year Ended December 31,
(in thousands)	2021	2020
Balance, beginning of year	$134,853	$76,845
Additions from business acquisitions	8,914	56,960
Remeasurement from provisional purchase accounting amount	268	—
Foreign currency translation	(372)	1,048
Balance, end of year	$143,663	$134,853

Intangible Assets

Intangible assets, net consisted of the following:

	December 31, 2021
(in thousands, except weighted average amortization period)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net	Weighted Average Remaining Amortization Period
Subscriber relationships	$61,270	$(29,866)	$(1,395)	$30,009	6 years
Acquired technology	35,316	(6,738)	—	28,578	7 years
	$96,586	$(36,604)	$(1,395)	$58,587	7 years

	December 31, 2020
(in thousands, except weighted average amortization period)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net	Weighted Average Remaining Amortization Period
Subscriber relationships	$54,447	$(24,792)	$101	$29,756	6 years
Non-competition agreements	698	(691)	(4)	3	0 years
Acquired technology	33,195	(2,724)	—	30,471	8 years
	$88,340	$(28,207)	$97	$60,230	7 years
SPS COMMERCE, INC.	51	Form 10-K for the Annual Period ended December 31, 2021

The estimated future annual amortization expense related to intangible assets is as follows:

(in thousands)
2022	$9,883
2023	9,808
2024	8,534
2025	8,396
2026	7,392
Thereafter	14,574
Total future amortization	$58,587

NOTE I – Other Assets

The activity in the capitalized implementation costs for software hosting arrangements was as follows:

	Year Ended December 31,
(in thousands)	2021	2020
Balance, beginning of year	$1,181	$1,166
Capitalized implementation fees	130	127
Amortization of implementation fees	(229)	(112)
Balance, end of year	$1,082	$1,181

NOTE J – Commitments and Contingencies

Leases

We are obligated under non-cancellable operating leases, primarily for office space, as follows:

	December 31, 2021		December 31, 2020
(in thousands, except remaining term)	Right-of-Use Asset	Remaining Term	Right-of-Use Asset	Remaining Term
Minneapolis, MN lease	$6,837	5 years	$10,992	6 years
Kyiv, Ukraine lease	1,530	3 years	1,930	4 years
Other leases	2,484	<1 - 5 years	2,659	<1 - 5 years
	$10,851		$15,581

In 2020, we executed an amendment to our lease agreement for our current headquarters located in Minneapolis, Minnesota where we lease approximately 198,000 square feet under an agreement that now expires in 2027. The lease also has two options to extend the term for five years each at a market rate determined in accordance with the lease.

In 2019, we executed a lease agreement for a new Kyiv, Ukraine location, where we lease approximately 17,000 square feet under an agreement that expires in 2025. The lease includes one option to extend the term for five years and six months at a market rate determined in accordance with the lease.

The components of lease expense were as follows:
	Year Ended December 31,
(in thousands)	2021	2020	2019
Operating lease cost	$3,089	$2,719	$2,569
Variable lease cost	3,660	3,578	3,390
	$6,749	$6,297	$5,959

Supplemental cash flow information related to leases was as follows:

	December 31,
(in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,757	$4,134
Right-of-use assets obtained in exchange for operating lease liabilities	992	12,801

SPS COMMERCE, INC.	52	Form 10-K for the Annual Period ended December 31, 2021

 Supplemental balance sheet information related to leases was as follows:

	December 31, 2021	December 31, 2020
Weighted-average remaining lease term - operating leases	4.8 years	5.6 years
Weighted-average discount rate - operating leases	4.0%	4.1%

At December 31, 2021, our future minimum payments under operating leases were as follows:

(in thousands)
2022	$4,865
2023	4,687
2024	4,257
2025	3,859
2026	3,772
Thereafter	1,269
Total future payments	22,709
Less: imputed interest	(2,175)
Total operating lease liabilities	$20,534

Purchase Commitments

We have entered into separate noncancelable agreements with computing infrastructure and customer relationship management vendors for services through 2023. At December 31, 2021, the total remaining purchase commitments were $9.9 million.

Contingencies

We may be involved in various claims and legal actions in the normal course of business. We believe that the outcome of any such claim or legal action is not expected to have a material effect on our financial position, results of operations, or cash flows.

NOTE K – Stockholders’ Equity

 Stock Repurchase Program

Our board of directors has authorized multiple non-concurrent programs to repurchase our common stock. Details of the plans and activity thereunder was as follows:

(in thousands)	Effective Date	Expiration Date	Share Value Authorized for Repurchase	Share Value Repurchased	Unused & Expired Share Repurchase Value	Share Value Available for Future Repurchase
2017 Program	Nov. 2017	Nov. 2019	$50,000	$46,297	$3,703	N/A
2019 Program	Nov. 2019	Nov. 2021	50,000	29,611	20,389	N/A
2021 Program	Nov. 2021	Nov. 2023	50,000	9,769	N/A	$40,231

The stock repurchase activity by year was as follows:

	Year Ended December 31,
(in thousands, except share data)	2021	2020	2019
Shares repurchased cost	$20,430	$18,950	$20,618
Shares repurchased	176,103	371,902	417,564

NOTE L – Stock-Based Compensation

Our equity compensation plans provide for the grant of incentive and nonqualified stock options, as well as other stock-based awards including PSUs, RSAs, RSUs, and DSUs, to employees, non-employee directors and other consultants who provide services to us. We also provide an ESPP and 401(k) stock match.

At December 31, 2021 there were approximately 13.5 million shares available for grant under approved equity compensation plans.

SPS COMMERCE, INC.	53	Form 10-K for the Annual Period ended December 31, 2021

 Stock-based compensation expense was allocated in the consolidated statements of comprehensive income as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Cost of revenues	$6,760	$3,948	$2,819
Operating expenses
Sales and marketing	6,248	4,119	2,946
Research and development	4,384	3,626	2,651
General and administrative	10,182	7,243	6,274
	$27,574	$18,936	$14,690

Stock-based compensation expense by grant type or plan was as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Stock options	$2,057	$2,232	$3,211
PSUs	6,417	3,219	1,379
RSUs	15,388	10,367	7,553
RSAs & DSUs	434	446	519
ESPP	1,391	1,117	701
401(k) stock match	1,887	1,555	1,327
	$27,574	$18,936	$14,690

As of December 31, 2021, there was $30.4 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a straight-line basis over a weighted-average period of 2.3 years.

Stock Options

Stock options generally vest over four years and have a contractual term of seven years from the date of grant. Our stock option activity was as follows:

		Weighted Average
	Options	Exercise Price
	(#)	($/share)
Outstanding at December 31, 2018	1,746,468	25.93
Granted	184,434	53.92
Exercised	(346,098)	21.98
Forfeited	(40,892)	30.74
Outstanding at December 31, 2019	1,543,912	30.03
Granted	127,974	59.02
Exercised	(712,074)	26.11
Forfeited	(14,926)	43.14
Outstanding at December 31, 2020	944,886	36.71
Granted	53,223	105.53
Exercised	(311,378)	30.10
Forfeited	(8,081)	68.62
Outstanding at December 31, 2021	678,650	44.76

Of the total outstanding options at December 31, 2021, 0.5 million were exercisable. The outstanding and exercisable options had a weighted average exercise price of $38.72 per share and a weighted average remaining contractual life of 3.3 years.

The table below presents additional information related to our stock options:

	Year Ended December 31,
(in thousands, except per share data)	2021	2020	2019
Fair value of options vested	$2,509	$3,000	$3,393
Intrinsic value of options exercised	27,713	31,737	11,103
Intrinsic value of options outstanding	66,235	67,918	39,194
Weighted-average fair value per share of options granted	31.31	16.18	16.86
SPS COMMERCE, INC.	54	Form 10-K for the Annual Period ended December 31, 2021

The fair values of the options granted were estimated on the date of grant using the following weighted-average assumptions:

	Year Ended December 31,
	2021	2020	2019
Volatility	35%	33%	33%
Dividend yield	—	—	—
Life (in years)	4.4	4.0	4.4
Risk-free interest rate	0.59%	0.99%	2.41%

Performance Share Units, Restricted Stock Units and Awards, and Deferred Stock Units

In 2021, 2020, and 2019 we granted PSU awards with certain target performance levels. These awards are earned based upon our Company’s total shareholder return as compared to an indexed total shareholder return over the course of a fiscal based three-year performance period, starting in the year of grant. Earned awards vest in the quarter following the conclusion of the performance period. Expense is recognized on a straight-line basis over the performance period, regardless of whether the market condition is satisfied as the likelihood of the market condition being met is included in the fair-value measurement of the award. In 2017, we granted PSU awards with vesting contingent on successful attainment of pre-determined revenue targets over the course of a three-year performance period (2017 – 2019). The awards were forfeited in 2020 as the targets were not met. In 2021, PSU awards granted in 2018 were earned and vested at the maximum performance level and as such 0.1 million shares of common stock were issued.

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

Activity for our PSUs, RSUs, RSAs, and DSUs in aggregate was as follows:

		Weighted Average
		Grant Date Fair
	(#)	Value ($/share)
Outstanding at December 31, 2018	758,334	29.99
Granted	288,462	55.69
Vested and common stock issued	(217,424)	31.05
Forfeited	(31,826)	34.67
Outstanding at December 31, 2019	797,546	38.80
Granted	331,264	62.78
Vested and common stock issued	(222,606)	36.06
Forfeited	(167,782)	30.09
Outstanding at December 31, 2020	738,422	52.37
Granted	314,290	101.85
Vested and common stock issued	(331,669)	44.14
Forfeited	(18,883)	66.35
Outstanding at December 31, 2021	702,160	78.03

The number of PSUs, RSUs, RSAs, and DSUs outstanding at December 31, 2021 included 0.1 million units that have vested, but the shares of common stock have not yet been issued, pursuant to the terms of the agreement.

Employee Stock Purchase Plan

Our ESPP allows participating employees to purchase shares of our common stock at a discount through payroll deductions. The plan is available to all employees subject to certain eligibility requirements. Participating employees may purchase common stock, on a voluntary after-tax basis, at a price that is the lower of 85% of the fair market value of our common stock at the beginning or end of each stock purchase period. The plan consists of two six-month offering periods, beginning on January 1 and July 1 of each calendar year. A total of 1.8 million shares of common stock are remaining for issuance under the plan at December 31, 2021.

Our ESPP activity was as follows:

SPS COMMERCE, INC.	55	Form 10-K for the Annual Period ended December 31, 2021

	Year Ended December 31,
(in thousands, except share data)	2021	2020	2019
Amounts for shares purchased	$4,737	$3,374	$2,270
Shares purchased	55,726	61,833	58,851

The fair value was estimated based on the market price of our common stock at the beginning of each offering period using the following assumptions:

	Year Ended December 31,
	2021	2020	2019
Volatility	32%	43%	36%
Dividend yield	—	—	—
Life (in years)	0.50	0.50	0.50
Risk-free interest rate	0.07%	0.96%	2.36%

Note M – Income Taxes

Our provision for income taxes was comprised of the following components:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Current
Federal	$1,559	$-	$-
State	1,890	1,249	599
Foreign	1,610	1,608	169
Deferred
Federal	4,294	4,462	6,595
State	(88)	244	1,156
Foreign	(321)	(469)	(161)
	$8,944	$7,094	$8,358

Our income tax expense differed from the amounts computed by applying the U.S. federal income tax rate to pretax income as a result of the following:

	Year Ended December 31,
	2021	2020	2019
U.S. statutory federal income tax rate	21.0%	21.0%	21.0%
Increase (decrease) resulting from:
U.S. state income taxes, net of federal tax effect	4.5	4.5	4.6
Tax impact of stock activity	(12.8)	(12.9)	(6.0)
Nondeductible compensation	5.0	1.8	2.2
Research and development credit	(1.1)	(0.6)	(3.0)
Foreign derived intangible income	(1.3)	(1.3)	-
Other	1.4	1.0	1.1
Effective tax rate	16.7%	13.5%	19.9%

SPS COMMERCE, INC.	56	Form 10-K for the Annual Period ended December 31, 2021

The significant components of our deferred tax assets and liabilities were as follows:

	December 31,
(in thousands)	2021	2020
Deferred tax assets
Net operating loss and credit carryforwards	$4,828	$4,539
Stock-based compensation expense	3,934	3,605
Accounts receivable allowances	1,336	1,228
Accrued expenses	5,174	3,200
Deferred revenue	1,300	695
Operating lease liabilities	5,235	5,435
Other	142	660
Gross deferred tax assets	21,949	19,362
Less: valuation allowance	(1,815)	(1,582)
Total net deferred tax assets	20,134	17,780

Deferred tax liabilities
Deferred costs	$(15,126)	$(12,561)
Right-of-use assets	(2,787)	(3,754)
Foreign operations	(364)	(228)
Depreciation and amortization	(8,820)	(3,980)
Other	—	—
Total deferred tax liabilities	(27,097)	(20,523)
Net deferred tax liabilities	$(6,963)	$(2,743)

As of December 31, 2021, we had net operating loss carryforwards of $14.4 million for U.S. federal tax purposes and $4.0 million for state tax purposes. If not utilized, the loss carryforwards will expire between 2022 and 2036 for federal tax purposes and between 2029 and 2042 for state tax purposes. Section 382 of the U.S. Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that might be used to offset taxable income when a corporation has undergone significant changes in stock ownership. As of December 31, 2021, all $14.4 million of our net operating loss carryforwards are subject to Section 382 limitations, of which we believe $8.5 million of federal losses will expire unused due to Section 382 limitations. Accordingly, our deferred tax assets are reported net of the Section 382 limitations.

As of December 31, 2021, we had federal research and development (“R&D”) credit carryforwards, net of Section 383 limitations, of $1.3 million, which, if not utilized, will expire between 2034 and 2042. As of December 31, 2021, we had state R&D credit carryforwards of $1.8 million which, if not utilized, will expire between 2025 and 2037.

We are subject to income taxes for U.S. federal and various state and international jurisdictions. We are generally subject to U.S. federal and state tax examinations for most prior tax years due to our net operating loss and R&D credit carryforwards and the utilization of the carryforwards in years still open under statute.

NOTE N – Other Income

Other income (expense), net included the following:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Investment income	$278	$1,208	$2,947
Realized gain (loss) from foreign currency on cash and investments held	(1,456)	1,753	-
Change in earn-out liability	-	(85)	(445)
Other	(366)	(354)	1,162
Total other income (expense), net	$(1,544)	$2,522	$3,664

Effective January 1, 2021, all realized gains or losses and interest income on our investments are included in investment income. Previously, realized gains and losses were included in other income (expense), net and interest income was included in interest income, net. Additionally, realized gains or losses from foreign currency on cash and investments held were previously included in other income (expense), net. Amounts for the year ended December 31, 2020 and 2019 have been reclassified to be consistent with the classifications for the year ended December 31, 2021.
SPS COMMERCE, INC.	57	Form 10-K for the Annual Period ended December 31, 2021

NOTE O – Net Income Per Share

The components and calculation of basic and diluted net income per share were as follows:

	Year Ended December 31,
(in thousands, except per share amounts)	2021	2020	2019
Numerator
Net income	$44,597	$45,586	$33,712
Denominator
Weighted average common shares outstanding, basic	35,928	35,226	35,024
Options to purchase common stock	529	611	680
PSUs, RSUs, RSAs, and DSUs	505	448	298
Weighted average common shares outstanding, diluted	36,962	36,285	36,002
Net income per share
Basic	$1.24	$1.29	$0.96
Diluted	$1.21	$1.26	$0.94

The number of the outstanding potential common shares that were excluded from the calculation of diluted net income per share as they were anti-dilutive were as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Antidilutive shares	31	26	181

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

Our total contributions to the plan were as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Retirement contributions	$4,790	$3,889	$3,306

NOTE Q – Geographic Information

Revenue

The percentage of domestic revenue, which we define as the percentage of consolidated revenue that was attributable to customers based within the U.S was as follows:

	Year Ended December 31,
	2021	2020	2019
Domestic revenue	84%	85%	85%

No single jurisdiction outside of the U.S. had revenues in excess of 10%.

Property and Equipment

The percentage of property and equipment, net located at subsidiary and office locations outside of the United States was as follows:

	December 31,
	2021	2020
International property and equipment	12%	15%

SPS COMMERCE, INC.	58	Form 10-K for the Annual Period ended December 31, 2021

NOTE R– Related Party Transactions

SPS Commerce Foundation (the “Foundation”) is a Minnesota non-profit organization exempt from federal taxation under Section 501(c)(3) of the Internal Revenue Code. The Foundation was formed in 2015 to engage in, advance, support, promote and administer charitable activities. The directors of the Foundation are also our corporate officers. These directors receive no compensation from the Foundation or us for the management services performed for the Foundation. The Foundation is not a subsidiary of ours and the financial results of the Foundation are not consolidated with our financial statements. We have no current legal obligations for future commitments to the Foundation. Our contributions to the Foundation were as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Foundation contributions	$2,400	$1,800	$10

SPS COMMERCE, INC.	59	Form 10-K for the Annual Period ended December 31, 2021

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021, the end of the period covered by this Annual Report on Form 10-K. This evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Disclosure controls and procedures means controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed such that information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO and CFO have concluded that as of December 31, 2021, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed our internal control over financial reporting as of December 31, 2021, based on criteria for effective internal control over financial reporting established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2021 based on the specified criteria.

Pursuant to the SEC’s general guidance that an assessment of a recently acquired business may be omitted from scope for a period not to exceed one year from the date of acquisition, as of December 31, 2021, management’s assessment of our internal control over financial reporting excluded the internal control over financial reporting of the Genius Central business, which was acquired on November 3, 2021. Our assessment of the effectiveness of internal control over financial reporting as of December 31, 2022 will include Genius Central. As of and for the three and twelve months ended December 31, 2021, excluding net intangible assets and goodwill, Genius Central represented less than 1% of our total consolidated assets and less than 1% of our consolidated revenues.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report, which is included under Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SPS COMMERCE, INC.	60	Form 10-K for the Annual Period ended December 31, 2021

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

SPS COMMERCE, INC.	61	Form 10-K for the Annual Period ended December 31, 2021

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item will be included in the 2022 Proxy Statement under the captions “Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance” and “Executive Compensation” and is incorporated herein by reference.

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

The information required by this item will be included in the 2022 Proxy Statement under the captions “Executive Compensation,” “Information Regarding the Board of Directors and Corporate Governance” and “Certain Relationships and Related Transactions” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the information required by this item will be included in the 2022 Proxy Statement under the caption “Security Ownership” and is incorporated herein by reference.

Equity Compensation Plan Information

The following table summarizes the number of shares of our common stock to be issued upon exercise of outstanding stock options and settlement of RSU, DSU and PSU awards granted under our equity plans as of December 31, 2021. The table also includes the weighted-average exercise price of outstanding stock options and the number of shares of our common stock remaining available for future issuance under the plans for all awards.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights		Number of shares remaining available for future issuance under equity compensation plans (excluding shares in first column)
Equity compensation plans approved by stockholders(1)	1,542,378	(2)	44.76	(3)	15,336,955	(4)
Equity compensation plans not approved by stockholders	None		N/A		None

(1)	Includes the 2010 Equity Incentive Plan and the Employee Stock Purchase Plan.
(2)	Includes 678,650 shares subject to outstanding and unexercised stock options and 863,728 shares issuable in settlement of RSU, DSU, and PSU awards.
(3)	The weighted average exercise price reflects only the outstanding stock options, as the other forms of awards disclosed in this note entail the issuance of shares for the payment of no consideration.
(4)	Includes 1,797,022 shares remaining available for future issuance under the Employee Stock Purchase Plan.
Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in the 2022 Proxy Statement under the captions “Certain Relationships and Related Transactions,” and “Information Regarding the Board of Directors and Corporate Governance” and is incorporated herein by the reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be included in the 2022 Proxy Statement under the caption “Audit Committee Report and Payment of Fees to Our Independent Auditor” and is incorporated herein by reference.

SPS COMMERCE, INC.	62	Form 10-K for the Annual Period ended December 31, 2021

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following documents are filed as a part of this Annual Report on Form 10-K:

(a)	Financial Statements: The financial statements filed as a part of this report are listed in Part II, Item 8.
(b)	Financial Statement Schedules: The schedules are either not applicable or the required information is presented in the consolidated financial statements or notes thereto.
(c)	Exhibits: The exhibits incorporated by reference or filed as a part of this Annual Report on Form 10-K are listed in the Exhibit Index prior to the signatures to this report.
Item 16.	Form 10-K Summary

None.

SPS COMMERCE, INC.	63	Form 10-K for the Annual Period ended December 31, 2021

EXHIBIT INDEX

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

3.1	Ninth Amended and Restated Certificate of Incorporation	8-K	05/21/2020	3.2

3.2	Amended and Restated Bylaws	8-K	10/17/2017	3.1

4.1	Description of Capital Stock	10-K	2/23/2021	4.1

10.1	2010 Equity Incentive Plan, as amended effective October 29, 2014**	10-K	02/20/2015	10.6

10.2	Form of Incentive Stock Option Agreement under 2010 Equity Incentive Plan**	8-K	02/17/2012	10.2

10.3	Form of Non-Statutory Stock Option Agreement (Employee) under 2010 Equity Incentive Plan**	8-K	02/17/2012	10.3

10.4	Form of Non-Statutory Stock Option Agreement (Director) under 2010 Equity Incentive Plan**	8-K	02/17/2012	10.4

10.5	Form of Restricted Stock Unit Award Agreement under 2010 Equity Incentive Plan**	8-K	02/15/2017	99.2

10.6	Form of Restricted Stock Award Agreement under 2010 Equity Incentive Plan**	10-Q	05/08/2012	10.6

10.7	Form of Performance Stock Unit Agreement under 2010 Equity Incentive Plan**	8-K	02/18/2018	10.1

10.8	Form of Deferred Stock Unit Agreement under 2010 Equity Incentive Plan	10-Q	04/26/2019	10.2

10.9	Form of Indemnification Agreement for Independent Directors**	S-1/A	01/11/2010	10.18

10.10	Form of Indemnification Agreement for Archie C. Black**	S-1/A	01/11/2010	10.19

10.11	Management Incentive Plan**	8-K	02/03/2016	10.2

10.12	Amended and Restated Executive Severance and Change in Control Agreement between the Company and Archie C. Black**	8-K	02/18/2020	10.1

10.13	Form of Amended and Restated Executive Severance and Change in Control Agreement**	8-K	02/18/2020	10.2

10.14	Non-Employee Director Compensation Summary**	10-Q	04/30/2020	10.3

21.1	Subsidiaries of the registrant				X

23.1	Consent of KPMG LLP				X

24.1	Power of Attorney (included on signature page)				X

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended				X
SPS COMMERCE, INC.	64	Form 10-K for the Annual Period ended December 31, 2021

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T				X

104	The cover page from the Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL				X

**	Indicates management contract or compensatory plan or arrangement.
SPS COMMERCE, INC.	65	Form 10-K for the Annual Period ended December 31, 2021

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 22, 2022	SPS COMMERCE, INC.

	By:	/s/ ARCHIE C. BLACK
Archie C. Black
Chief Executive Officer

Each of the undersigned hereby appoints Archie C. Black and Kimberly K. Nelson, and each of them (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Exchange Act of 1934, any and all amendments and exhibits to this annual report on Form 10-K and any and all applications, instruments, and other documents to be filed with the Securities and Exchange Commission pertaining to this annual report on Form 10-K or any amendments thereto, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 22, 2022.

Name and Signature	Title

/s/ ARCHIE C. BLACK	Chief Executive Officer and Director
Archie C. Black	(principal executive officer)

/s/ KIMBERLY K. NELSON	Executive Vice President and Chief Financial Officer
Kimberly K. Nelson	(principal financial and accounting officer)

/s/ JAMES B. RAMSEY	Director
James B. Ramsey

/s/ MARTY M. RÉAUME	Director
Marty M. Réaume

/s/ TAMI L. RELLER	Director
Tami L. Reller

/s/ PHILIP E. SORAN	Director
Philip E. Soran

/s/ ANNE SEMPOWSKI WARD	Director
Anne Sempowski Ward

/s/ SVEN A. WEHRWEIN	Director
Sven A. Wehrwein

SPS COMMERCE, INC.	66	Form 10-K for the Annual Period ended December 31, 2021