Form 10-Q
period 2022-03-31
SPS COMMERCE INC
filed 2022-04-29
CIK 1092699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2022

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding at April 21, 2022 was 36,095,129 shares.

SPS COMMERCE, INC.

QUARTERLY REPORT ON FORM 10-Q

Unless the context otherwise requires, for purposes of the Quarterly Report on Form 10-Q, the words “we,” “us,” “our,” the “Company,” “SPS,” and “SPS Commerce” refer to SPS Commerce, Inc.

SPS COMMERCE, INC.	2	Form 10-Q for the Quarterly Period ended March 31, 2022

PART I. – FINANCIAL INFORMATION

Item 1.Financial Statements

SPS COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(in thousands, except shares)	2022	2021
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$203,088	$207,552
Short-term investments	39,968	49,758
Accounts receivable	43,065	38,811
Allowance for credit losses	(4,287)	(4,249)
Accounts receivable, net	38,778	34,562
Deferred costs	46,710	44,529
Other assets	22,923	16,042
Total current assets	351,467	352,443
Property and equipment, net	32,261	31,901
Operating lease right-of-use assets	10,248	10,851
Goodwill	144,162	143,663
Intangible assets, net	56,158	58,587
Other assets
Deferred costs, non-current	15,900	15,191
Deferred income tax assets	199	182
Other assets, non-current	2,913	3,028
Total assets	$613,308	$615,846
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,731	$8,330
Accrued compensation	21,930	31,661
Accrued expenses	6,632	8,345
Deferred revenue	56,798	50,428
Operating lease liabilities	4,337	4,108
Total current liabilities	94,428	102,872
Other liabilities
Deferred revenue, non-current	5,123	5,144
Operating lease liabilities, non-current	15,338	16,426
Deferred income tax liabilities	6,898	7,145
Total liabilities	121,787	131,587
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 110,000,000 shares authorized; 38,031,415 and 37,798,610 shares issued; and 36,120,518 and 36,009,257 shares outstanding, respectively	38	38
Treasury Stock, at cost; 1,910,897 and 1,789,353 shares, respectively	(100,903)	(85,677)
Additional paid-in capital	442,405	433,258
Retained earnings	150,690	138,087
Accumulated other comprehensive loss	(709)	(1,447)
Total stockholders’ equity	491,521	484,259
Total liabilities and stockholders’ equity	$613,308	$615,846

See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.	3	Form 10-Q for the Quarterly Period ended March 31, 2022

SPS COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
(in thousands, except per share amounts) (unaudited)	2022	2021
Revenues	$105,193	$90,094
Cost of revenues	35,389	29,970
Gross profit	69,804	60,124
Operating expenses
Sales and marketing	24,655	21,355
Research and development	10,701	8,706
General and administrative	15,468	14,737
Amortization of intangible assets	2,470	2,664
Total operating expenses	53,294	47,462
Income from operations	16,510	12,662
Other income (expense), net	423	(325)
Income before income taxes	16,933	12,337
Income tax expense	4,330	2,137
Net income	$12,603	$10,200
Other comprehensive income
Foreign currency translation adjustments	730	192
Unrealized loss on investments, net of tax of ($1) and ($15)	(3)	(45)
Reclassification of loss on investments into earnings, net of tax of $4 and $19	11	57
Total other comprehensive income	738	204
Comprehensive income	$13,341	$10,404

Net income per share
Basic	$0.35	$0.29
Diluted	$0.34	$0.28

Weighted average common shares used to compute net income per share
Basic	36,136	35,751
Diluted	36,989	36,722

 See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.	4	Form 10-Q for the Quarterly Period ended March 31, 2022

SPS COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Stockholders'
(in thousands, except shares) (unaudited)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balances, December 31, 2020	35,487,217	$37	1,613,250	$(65,247)	$393,462	$93,490	$(1,021)	$420,721
Stock-based compensation	—	—	—	—	6,491	—	—	6,491
Shares issued pursuant to stock awards	372,746	—	—	—	2,802	—	—	2,802
Employee stock purchase plan activity	1,621	—	—	—	105	—	—	105
Net income	—	—	—	—	—	10,200	—	10,200
Foreign currency translation adjustments	—	—	—	—	—	—	192	192
Unrealized loss on investments, net of tax	—	—	—	—	—	—	(45)	(45)
Reclassification of loss on investments into earnings, net of tax	—	—	—	—	—	—	57	57
Balances, March 31, 2021	35,861,584	$37	1,613,250	$(65,247)	$402,860	$103,690	$(817)	$440,523

Balances, December 31, 2021	36,009,257	$38	1,789,353	$(85,677)	$433,258	$138,087	$(1,447)	$484,259
Stock-based compensation	—	—	—	—	8,496	—	—	8,496
Shares issued pursuant to stock awards	231,107	—	—	—	504	—	—	504
Employee stock purchase plan activity	1,698	—	—	—	147	—	—	147
Repurchases of common stock	(121,544)	—	121,544	(15,226)	—	—	—	(15,226)
Net income	—	—	—	—	—	12,603	—	12,603
Foreign currency translation adjustments	—	—	—	—	—	—	730	730
Unrealized loss on investments, net of tax	—	—	—	—	—	—	(3)	(3)
Reclassification of loss on investments into earnings, net of tax	—	—	—	—	—	—	11	11
Balances, March 31, 2022	36,120,518	$38	1,910,897	$(100,903)	$442,405	$150,690	$(709)	$491,521

See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.	5	Form 10-Q for the Quarterly Period ended March 31, 2022

SPS COMMERCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
(in thousands) (unaudited)	2022	2021
Cash flows from operating activities
Net income	$12,603	$10,200
Reconciliation of net income to net cash provided by operating activities
Deferred income taxes	(269)	163
Depreciation and amortization of property and equipment	3,864	3,765
Amortization of intangible assets	2,470	2,664
Provision for credit losses	1,144	1,205
Stock-based compensation	9,015	6,925
Other, net	(7)	76
Changes in assets and liabilities
Accounts receivable	(5,563)	(2,828)
Deferred costs	(2,797)	(986)
Other current and non-current assets	(6,736)	(2,257)
Accounts payable	(3,229)	(828)
Accrued compensation	(10,495)	(2,988)
Accrued expenses	(1,746)	(1,052)
Deferred revenue	6,349	7,565
Operating leases	(256)	(19)
Net cash provided by operating activities	4,347	21,605
Cash flows from investing activities
Purchases of property and equipment	(4,355)	(3,263)
Purchases of investments	(54,977)	(14,039)
Maturities of investments	65,000	12,500
Net cash provided by (used in) investing activities	5,668	(4,802)
Cash flows from financing activities
Repurchases of common stock	(15,226)	—
Net proceeds from exercise of options to purchase common stock	504	2,802
Net proceeds from employee stock purchase plan activity	147	105
Payment for contingent consideration	—	(164)
Net cash provided by (used in) financing activities	(14,575)	2,743
Effect of foreign currency exchange rate changes	96	36
Net increase (decrease) in cash and cash equivalents	(4,464)	19,582
Cash and cash equivalents at beginning of period	207,552	149,692
Cash and cash equivalents at end of period	$203,088	$169,274

See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.	6	Form 10-Q for the Quarterly Period ended March 31, 2022

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

The services offered by SPS Commerce eliminate the need for on-premise software and support staff by taking on that capability on the customer’s behalf. The services we provide enable our customers to increase their supply cycle agility, optimize their inventory levels and sell-through, reduce operational costs and gain increased visibility into customer orders, to help ensure that suppliers, grocers, distributors, and logistics firms can satisfy exacting retailer requirements.

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

This interim financial information has been prepared under the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and notes required by GAAP. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission (“SEC”). We have included all normal recurring adjustments considered necessary to provide a fair presentation of our financial position, results of operations, stockholders’ equity, and cash flows for the interim periods presented. Operating results for these interim periods are not necessarily indicative of the results to be expected for the full year.

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

Significant Accounting Policies

There were no material changes in our significant accounting policies during the three months ended March 31, 2022. See Note A to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC, for additional information regarding our significant accounting policies.

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

			January 2023	The adoption of this standard may have a material impact on the purchase accounting for business combinations depending on the specific amount of contract assets and liabilities being acquired.

SPS COMMERCE, INC.	7	Form 10-Q for the Quarterly Period ended March 31, 2022

NOTE B – Revenue

We derive our revenues from the following revenue streams:

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Recurring revenues:
Fulfillment	$84,731	$71,404
Analytics	11,296	10,144
Other	1,540	1,253
Recurring revenues	97,567	82,801
One-time revenues	7,626	7,293
Total revenue	$105,193	$90,094

Revenues are the amount that reflects the consideration we are contractually and legally entitled to, as well as expect to collect, in exchange for those services.

Recurring Revenues

Recurring revenues consist of recurring subscriptions from customers that utilize our Fulfillment, Analytics, and Other supply chain management products. Revenue for these products is generally recognized on a ratable basis over the contract term beginning on the date that our service is made available to the customer. Our contracts with our recurring revenue customers are recurring in nature, generally ranging from monthly to annual, and generally allow the customer to cancel the contract for any reason with 30 to 90 days’ notice. Timing of billings varies by customer and by contract type and generally are either in advance or within 30 days of the service being performed.

Given that the recurring revenue contracts are for one year or less, we have applied the optional exemption to not disclose information about the remaining performance obligations for recurring revenue contracts.

One-time Revenues

One-time revenues consist of set-up fees and miscellaneous fees from customers.

Set-up revenues

Set-up fees are specific for each connection a customer has with a trading partner. These nonrefundable fees are necessary for our customers to utilize our services and do not provide any standalone value. Many of our customers have connections with numerous trading partners.

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

The table below presents the activity of the portion of the deferred revenue liability relating to set-up fees:

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Balance, beginning of period	$14,459	$11,118
Invoiced set-up fees	4,003	3,867
Recognized set-up fees	(3,524)	(2,883)
Balance, end of period	$14,938	$12,102

The entire balance of deferred set-up fees will be recognized within two years. Those that will be recognized within the next year are classified as current, whereas the remainder are classified as non-current.

SPS COMMERCE, INC.	8	Form 10-Q for the Quarterly Period ended March 31, 2022

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

NOTE C – Deferred Costs

The deferred costs activity was as follows:

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Balance, beginning of period	$59,720	$50,595
Incurred deferred costs	17,781	13,427
Amortized deferred costs	(14,891)	(12,482)
Balance, end of period	$62,610	$51,540

NOTE D – Financial Instruments

Cash equivalents and investments

Cash equivalents and investments consisted of the following:

	March 31, 2022			December 31, 2021
(in thousands)	Amortized Cost	Unrealized Losses, net	Fair Value	Amortized Cost	Unrealized Gains (Losses), net	Fair Value
Cash equivalents:
Money market funds	$135,238	$—	$135,238	$138,205	$—	$138,205
Certificates of deposit	7,497	—	7,497	7,268	—	7,268
Marketable securities:
Commercial paper	29,976	(3)	29,973	34,984	7	34,991
U.S. treasury securities	2,500	(2)	2,498	7,500	(1)	7,499
	$175,211	$(5)	$175,206	$187,957	$6	$187,963

Recurring fair value measurements

The following table details the fair value hierarchy of our assets and liabilities measured at a fair value on a recurring basis:

	March 31, 2022				December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$135,238	$—	$—	$135,238	$138,205	$—	$—	$138,205
Certificates of deposit	7,497	—	—	7,497	7,268	—	—	7,268
Marketable securities:
Commercial paper	—	29,973	—	29,973	—	34,991	—	34,991
U.S. treasury securities	—	2,498	—	2,498	—	7,499	—	7,499
	$142,735	$32,471	$—	$175,206	$145,473	$42,490	$—	$187,963

SPS COMMERCE, INC.	9	Form 10-Q for the Quarterly Period ended March 31, 2022

See Note E to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC, for additional information regarding the three levels of inputs that may be used to measure fair value.

NOTE E – Allowance for Credit Losses

The allowance for credit losses activity, included in accounts receivable, net, was as follows:

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Balance, beginning of period	$4,249	$4,233
Provision for credit losses	1,144	1,205
Write-offs, net of recoveries	(1,106)	(1,437)
Balance, end of period	$4,287	$4,001

NOTE F – Property and Equipment, Net

Property and equipment, net consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021
Internally developed software	$48,013	$44,981
Computer equipment	30,609	29,329
Leasehold improvements	16,693	16,685
Office equipment and furniture	10,963	10,972
Property and equipment, cost	106,278	101,967
Less: accumulated depreciation and amortization	(74,017)	(70,066)
Total property and equipment, net	$32,261	$31,901

NOTE G – Goodwill and Intangible Assets, Net

Goodwill

The activity in goodwill was as follows:

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Balance, beginning of period	$143,663	$134,853
Foreign currency translation	499	142
Remeasurement from provisional purchase accounting amount	—	268
Balance, end of period	$144,162	$135,263

Intangible Assets

Intangible assets, net consisted of the following:

	March 31, 2022
					Weighted Average
	Gross		Foreign		Remaining
	Carrying	Accumulated	Currency		Amortization
(in thousands, except weighted average amortization period)	Amount	Amortization	Translation	Net	Period
Subscriber relationships	$45,162	$(16,569)	$41	$28,634	6 years
Acquired technology	33,900	(6,376)	—	27,524	7 years
	$79,062	$(22,945)	$41	$56,158	7 years

SPS COMMERCE, INC.	10	Form 10-Q for the Quarterly Period ended March 31, 2022

	December 31, 2021
					Weighted Average
	Gross		Foreign		Remaining
	Carrying	Accumulated	Currency		Amortization
(in thousands, except weighted average amortization period)	Amount	Amortization	Translation	Net	Period
Subscriber relationships	$61,270	$(29,866)	$(1,395)	$30,009	6 years
Acquired technology	35,316	(6,738)	—	28,578	7 years
	$96,586	$(36,604)	$(1,395)	$58,587	7 years

The estimated future annual amortization expense related to intangible assets is as follows:

(in thousands)
Remainder of 2022	$7,431
2023	9,831
2024	8,535
2025	8,396
2026	7,392
Thereafter	14,573
Total future amortization	$56,158

NOTE H – Commitments and Contingencies

Leases

The components of lease expense were as follows:
	Three Months Ended
	March 31,
(in thousands)	2022	2021
Operating lease cost	$759	$540
Variable lease cost	793	768
	$1,552	$1,308

Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,095	$521

Supplemental balance sheet information related to leases was as follows:

	March 31, 2022	December 31, 2021
Weighted-average remaining lease term - operating leases	4.6 years	4.8 years
Weighted-average discount rate - operating leases	4.0%	4.0%

SPS COMMERCE, INC.	11	Form 10-Q for the Quarterly Period ended March 31, 2022

At March 31, 2022, our future minimum payments under operating leases were as follows:

(in thousands)
Remainder of 2022	3,780
2023	4,698
2024	4,265
2025	3,861
2026	3,774
Thereafter	1,270
Total future gross payments	21,648
Less: imputed interest	(1,973)
Total operating lease liabilities	$19,675

Purchase Commitments

We have entered into separate noncancelable agreements with computing infrastructure and customer relationship management vendors for services through 2023. At March 31, 2022, the total remaining purchase commitments were $8.0 million.

NOTE I – Stockholders’ Equity

Stock Repurchase Programs

Our board of directors has authorized multiple non-concurrent programs to repurchase our common stock. Details of the plans and activity thereunder were as follows:

	Effective Date	Expiration Date	Share Value Authorized for Repurchase	Share Value Repurchased	Unused & Expired Share Repurchase Value	Share Value Available for Future Repurchase
2019 Program	November 2019	November 2021	$50,000,000	$29,611,000	$20,389,000	N/A
2021 Program	November 2021	November 2023	50,000,000	24,995,000	N/A	$25,005,000

The stock repurchase activity by period was as follows:

	Three Months Ended
	March 31,
	2022	2021
Shares repurchased cost	$15,226,000	$-
Number of shares repurchased	121,544	-

Average price per repurchased share	$125.27	$-

SPS COMMERCE, INC.	12	Form 10-Q for the Quarterly Period ended March 31, 2022

NOTE J – Stock-Based Compensation

Our equity compensation plans provide for the grant of incentive and nonqualified stock options, as well as other stock-based awards including performance share units (“PSUs”), restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and deferred stock units (“DSUs”), to employees, non-employee directors and other consultants who provide services to us. We also provide an employee stock purchase plan (“ESPP”) and 401(k) match to eligible participants.

We recognize stock-based compensation expense based on grant date award fair value. This cost is recognized over the period for which the employee is required to provide service in exchange for the award or the award performance period, except for expenses relating to retirement-eligible employees that have not given their required notice, which is recognized on a pro-rata basis over the notice period prior to retirement. At March 31, 2022, there were 13.2 million shares available for grant under approved equity compensation plans.

Stock-based compensation expense was allocated in the condensed consolidated statements of comprehensive income as follows:

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Cost of revenues	$2,179	$1,503
Operating expenses
Sales and marketing	2,032	1,482
Research and development	1,474	911
General and administrative	3,330	3,029
	$9,015	$6,925

Stock-based compensation expense by grant type or plan was as follows:

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Stock options	$477	$551
PSUs	2,699	2,084
RSUs	4,638	3,423
RSAs & DSUs	108	106
ESPP	574	326
401(k) stock match	519	435
	$9,015	$6,925

As of March 31, 2022, there was $50.9 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a straight-line basis over a weighted average period of 2.8 years.

Stock Options

Our stock option activity was as follows:

	Three Months Ended
	March 31, 2022
		Weighted Average
	Options (#)	Exercise Price ($/share)
Outstanding, beginning of period	678,650	$44.76
Granted	31,829	130.16
Exercised	(13,320)	37.86
Forfeited	(2,634)	84.06
Outstanding, end of period	694,525	$48.66

SPS COMMERCE, INC.	13	Form 10-Q for the Quarterly Period ended March 31, 2022

Of the total outstanding options at March 31, 2022, 0.6 million were exercisable. The outstanding and exercisable options had a weighted average exercise price of $40.46 per share and a weighted average remaining contractual life of 3.2 years.

The weighted average grant date fair value of options granted during the three months ended March 31, 2022 was $41.59 per share. This was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Volatility	38%
Dividend yield	—
Life (in years)	4.0
Risk-free interest rate	1.82%

Performance Share Units, Restricted Stock Units and Awards, and Deferred Stock Units

In each of the quarters ended March 31, 2022, 2021, 2020 and 2019 we granted PSU awards with a target performance level. These awards are earned based upon our Company’s total shareholder return as compared to an indexed total shareholder return over the course of a fiscal based three-year performance period, starting in the year of grant. Earned awards vest in the quarter following the conclusion of the performance period. In the three months ended March 31, 2022, PSU awards granted in 2019 vested at the maximum performance level and less than 0.1 million shares of common stock were issued.

Activity for our PSUs, RSUs, RSAs, and DSUs in aggregate was as follows:
	Three Months Ended
	March 31, 2022
		Weighted Average
	(#)	Grant Date Fair Value ($/share)
Outstanding, beginning of period	702,160	$78.03
Granted	233,255	127.18
Vested and common stock issued	(218,957)	62.29
Forfeited	(8,239)	96.74
Outstanding, end of period	708,219	$98.87

The number of PSUs, RSUs, RSAs, and DSUs outstanding at March 31, 2022 included less than 0.1 million units that have vested, but the shares of common stock have not yet been issued, pursuant to the terms of the underlying agreements.

Employee Stock Purchase Plan

Our ESPP activity was as follows:

	Three Months Ended
	March 31,
(in thousands, except share data)	2022	2021
Amounts for shares purchased	$147	$105
Shares purchased	1,698	1,621

A total of 1.8 million shares of common stock are reserved for issuance under the ESPP as of March 31, 2022.

The fair value was estimated based on the market price of our common stock at the beginning of the offering period using the following assumptions:

Volatility	32.3%
Dividend yield	—
Life (in years)	0.5
Risk-free interest rate	0.05%

SPS COMMERCE, INC.	14	Form 10-Q for the Quarterly Period ended March 31, 2022

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

NOTE L – Other Income and Expense

Other income (expense), net included the following:

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Investment income	$48	$97
Realized gain (loss) from foreign currency on cash and investments held	468	(289)
Other expense, net	(93)	(133)
Total other income (expense), net	$423	$(325)

NOTE M – Net Income Per Share

The components and computation of basic and diluted net income per share were as follows:

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2022	2021
Numerator
Net income	$12,603	$10,200
Denominator
Weighted average common shares outstanding, basic	36,136	35,751
Options to purchase common stock	419	568
PSUs, RSUs, RSAs, and DSUs	434	403
Weighted average common shares outstanding, diluted	36,989	36,722
Net income per share
Basic	$0.35	$0.29
Diluted	$0.34	$0.28

The number of outstanding potential common shares that were excluded from the calculation of diluted net income per share as they were anti-dilutive was as follows:

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Antidilutive shares	151	56

SPS COMMERCE, INC.	15	Form 10-Q for the Quarterly Period ended March 31, 2022

NOTE N – Geographic Information

Revenue

The percentage of domestic revenue, which we define as the percentage of consolidated revenue that was attributable to customers based within the U.S., was as follows:

	Three Months Ended
	March 31,
	2022	2021
Domestic revenue	84%	84%

No single jurisdiction outside of the U.S. had revenues in excess of 10%.

Property and Equipment

The percentage of property and equipment, net located in subsidiary and office locations outside of the U.S. was as follows:

	March 31, 2022	December 31, 2021
International property and equipment	12%	12%

SPS COMMERCE, INC.	16	Form 10-Q for the Quarterly Period ended March 31, 2022

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements regarding us, our business prospects and our results of operations are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects, and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Similarly, statements that describe our future plans, objectives or goals are also forward-looking. Forward-looking statements may also be made from time to time in oral presentations, including telephone conferences and/or webcasts open to the public. Shareholders, potential investors and others are cautioned that all forward-looking statements involve risks and uncertainties that could cause results in future periods to differ materially from those anticipated by some of the statements made in this report, including the risks and uncertainties described under the heading “Risk Factors” appearing in our Annual Report on Form 10-K for the year ended December 31, 2021, as may be updated in our subsequent Quarterly Reports on Form 10-Q from time to time. We expressly disclaim any intent or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that advise interested parties of the risks and factors that may affect our business.

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

The services offered by SPS Commerce eliminate the need for on-premise software and support staff by taking on that capability on the customer’s behalf. The services we provide enable our customers to increase their supply cycle agility, optimize their inventory levels and sell-through, reduce operational costs and gain increased visibility into customer orders, to help ensure that suppliers, grocers, distributors, and logistics firms can satisfy exacting retailer requirements.

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

Key Financial Terms, Metrics and Non-GAAP Measures

We have several key financial terms and metrics, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

SPS COMMERCE, INC.	17	Form 10-Q for the Quarterly Period ended March 31, 2022

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

During the three months ended March 31, 2022, there were no changes in our critical accounting policies or estimates. For additional information regarding our critical accounting policies and estimates, see the discussion under “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC.

Results of Operations

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

The following table presents our results of operations for the periods indicated:

	Three Months Ended March 31,
	2022		2021		Change
(dollars in thousands)	$	% of revenue(1)	$	% of revenue(1)	$	%
Revenues	$105,193	100.0%	$90,094	100.0%	$15,099	16.8%
Cost of revenues	35,389	33.6	29,970	33.3	5,419	18.1
Gross profit	69,804	66.4	60,124	66.7	9,680	16.1
Operating expenses
Sales and marketing	24,655	23.4	21,355	23.7	3,300	15.5
Research and development	10,701	10.2	8,706	9.7	1,995	22.9
General and administrative	15,468	14.7	14,737	16.3	731	5.0
Amortization of intangible assets	2,470	2.3	2,664	2.9	(194)	(7.3)
Total operating expenses	53,294	50.7	47,462	52.6	5,832	12.3
Income from operations	16,510	15.7	12,662	14.1	3,848	30.4
Other income (expense), net	423	0.4	(325)	(0.4)	748	230.2
Income before income taxes	16,933	16.1	12,337	13.7	4,596	37.3
Income tax expense	4,330	4.1	2,137	2.4	2,193	102.6
Net income	$12,603	12.0%	$10,200	11.3%	$2,403	23.6%
(1)	Amounts in column may not foot due to rounding.

Revenues – Revenues increased for the 85th consecutive quarter. The increase resulted from two primary factors: the increase in recurring revenue customers, which is driven primarily by continued business growth and by business acquisitions, and the increase in average recurring revenues per recurring revenue customer, which we also refer to as wallet share.

•

The number of recurring revenue customers increased 12% to 37,900 at March 31, 2022 from 33,850 at March 31, 2021 primarily due to sales and marketing efforts to acquire new customers and due to recent acquisitions.

•

Wallet share increased 5% to $10,350 for the three months ended March 31, 2022 from $9,900 for the same period in 2021. This was primarily attributable to increased usage of our products by our recurring revenue customers.

Recurring revenues increased 18% to $97.6 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Recurring revenues from recurring revenue customers accounted for 93% and 92% of our total revenues for the three months ended March 31, 2022 and 2021, respectively. We anticipate that the number of recurring revenue customers and wallet share will continue to increase as we execute our growth strategy focused on further penetrations of our market.

SPS COMMERCE, INC.	18	Form 10-Q for the Quarterly Period ended March 31, 2022

Cost of Revenues - The increase in cost of revenues was primarily due to increased headcount, which resulted in an increase of $3.8 million in personnel-related costs and an increase of $0.7 million in stock-based compensation.

Sales and Marketing Expenses - The increase in sales and marketing expense was primarily due to increased headcount, which resulted in an increase of $1.8 million in personnel-related costs, an increase of $0.6 million in stock-based compensation, and an increase of $0.6 million in variable compensation earned by sales personnel and referral partners.

Research and Development Expenses - The increase in research and development expense was primarily due to increased headcount, which resulted in an increase of personnel costs of $1.2 million and an increase in stock-based compensation of $0.6 million.

General and Administrative Expenses - The increase in general and administrative expense was primarily related to supporting continued business growth, including an increase in headcount which resulted in an increase in personnel-related costs of $0.8 million.

Amortization of Intangible Assets - The decrease in amortization of intangible assets was driven by the full amortization of previously acquired intangible assets as partially offset by acquired intangible assets related to recent business combinations.

Other Income (Expense), Net - The change was primarily due to favorable foreign currency exchange rate changes.

Income Tax Expense - The increase in income tax expense was driven by a decrease in the excess tax deductions due to the current quarter equity award settlements, partially offset by a decrease in nondeductible executive compensation. Excess tax benefits generated upon the settlement or exercise of stock awards are recognized as a reduction to income tax expense and, as a result, we expect that our annual effective income tax rate will fluctuate.

Adjusted EBITDA - Adjusted EBITDA, which is a non-GAAP measure of financial performance, consists of net income adjusted for income tax expense, depreciation and amortization expense, stock-based compensation expense, realized gain or loss from foreign currency on cash and investments held, investment income or loss, and other adjustments as necessary for a fair presentation. For the three months ended March 31, 2021, other adjustments included accelerated tenant improvement benefit, which was incurred as part of executing a lease agreement. This tenant improvement adjustment was partially offset by accelerated depreciation, which is included within Depreciation and amortization of property and equipment and was also incurred as part of executing a lease agreement. The following table provides a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Net income	$12,603	$10,200
Income tax expense	4,330	2,137
Depreciation and amortization of property and equipment	3,864	3,765
Amortization of intangible assets	2,470	2,664
Stock-based compensation expense	9,015	6,925
Realized (gain) loss from foreign currency on cash and investments held	(468)	289
Investment income	(48)	(97)
Other	—	(426)
Adjusted EBITDA	$31,766	$25,457

SPS COMMERCE, INC.	19	Form 10-Q for the Quarterly Period ended March 31, 2022

Adjusted EBITDA Margin - Adjusted EBITDA Margin, which is a non-GAAP measure of financial performance, consists of Adjusted EBITDA divided by revenue. Margin, the comparable GAAP measure of financial performance, consists of net income divided by revenue. The following table provides a comparison of Margin to Adjusted EBITDA Margin:

	Three Months Ended
	March 31,
(in thousands, except Margin and Adjusted EBITDA Margin)	2022	2021
Revenue	$105,193	$90,094

Net income	12,603	10,200
Margin	12%	11%

Adjusted EBITDA	31,766	25,457
Adjusted EBITDA Margin	30%	28%

Non-GAAP Income per Share - Non-GAAP income per share, which is a non-GAAP measure of financial performance, consists of net income plus stock-based compensation expense, amortization expense related to intangible assets, realized gain or loss from foreign currency on cash and investments held, other adjustments as necessary for a fair presentation, and the corresponding tax impacts of the adjustments to net income, divided by the weighted average number of shares of common and diluted stock outstanding during each period. For the three months ended March 31, 2021, other adjustments included accelerated tenant improvement benefit, which was incurred as part of executing a lease agreement.

To quantify the tax effects, we recalculated income tax expense excluding the direct book and tax effects of the specific items constituting the non-GAAP adjustments. The difference between this recalculated income tax expense and GAAP income tax expense is presented as the income tax effect of the non-GAAP adjustments.

The following table provides a reconciliation of net income to non-GAAP income per share:

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2022	2021
Net income	$12,603	$10,200
Stock-based compensation expense	9,015	6,925
Amortization of intangible assets	2,470	2,664
Realized (gain) loss from foreign currency on cash and investments held	(468)	289
Other	—	(426)
Income tax effects of adjustments	(3,219)	(3,975)
Non-GAAP income	$20,401	$15,677
Shares used to compute non-GAAP income per share
Basic	36,136	35,751
Diluted	36,989	36,722
Non-GAAP income per share
Basic	$0.56	$0.44
Diluted	$0.55	$0.43

SPS COMMERCE, INC.	20	Form 10-Q for the Quarterly Period ended March 31, 2022

Liquidity and Capital Resources

As of March 31, 2022, our principal sources of liquidity were cash and cash equivalents and short-term investments totaling $243.1 million and net accounts receivable of $38.8 million. Our investments are selected in accordance with our investment policy, with a goal of maintaining liquidity and capital preservation. Our cash equivalents and short-term investments are held in highly liquid money market funds, certificates of deposits, commercial paper, and U.S. treasury securities.

The summary of activity within the condensed consolidated statements of cash flows was as follows:

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Net cash provided by operating activities	$4,347	$21,605
Net cash provided by (used in) investing activities	5,668	(4,802)
Net cash provided by (used in) financing activities	(14,575)	2,743

Net Cash Flows from Operating Activities

The decrease in cash provided by operating activities was primarily driven by changes in the amount and timing of settlement of operating assets and liabilities.

Net Cash Flows from Investing Activities

The change in net cash flows from investing activities was primarily due to the increased maturities of investments, partially offset by the increased purchases of investments.

Net Cash Flows from Financing Activities

The change in net cash flows from financing activities was primarily due to the increases in cash used for share repurchases and lower net proceeds from stock option exercises.

Contractual and Commercial Commitment Summary

Our contractual obligations and commercial commitments as of March 31, 2022 are summarized below:

	Payments Due by Period
	Less Than			More Than
(in thousands)	1 Year	1-3 Years	3-5 Years	5 Years	Total
Operating lease obligations, including imputed interest	$5,051	$8,702	$7,577	$318	$21,648
Purchase commitments	6,512	1,466	—	—	7,978
Total	$11,563	$10,168	$7,577	$318	$29,626

Future Capital Requirements

Our future capital requirements may vary significantly from those now planned and will depend on many factors, including:

•	costs to develop and implement new products and applications, if any;
•	sales and marketing resources needed to further penetrate our market and gain acceptance of new products and applications that we may develop;
•	expansion of our operations in the U.S. and internationally;
•	response of competitors to our products and applications; and
•	use of capital for acquisitions, if any.

Historically, we have experienced increases in our expenditures consistent with the growth in our operations and personnel, and we anticipate that our expenditures will continue to increase as we expand our business.

SPS COMMERCE, INC.	21	Form 10-Q for the Quarterly Period ended March 31, 2022

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

Inflation and changing prices did not have a material effect on our business during the three months ended March 31, 2022 and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

SPS COMMERCE, INC.	22	Form 10-Q for the Quarterly Period ended March 31, 2022

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

We did not have any variable interest rate outstanding debt as of March 31, 2022. Therefore, we do not have any material risk to interest rate fluctuations.

Foreign Currency Exchange Risk

Due to international operations, we have revenue, expenses, assets, and liabilities that are denominated in currencies other than the U.S. dollar, primarily the Australian and Canadian dollars. Our condensed consolidated balance sheet, results of operations, and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates.

Our sales are primarily denominated in U.S. dollars. Our expenses are generally denominated in the local currencies in which our operations are located. As of March 31, 2022, we maintained approximately 6% of our total cash and cash equivalents and investments in foreign currencies.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

In November 2021, we acquired the Genius Central business. Pursuant to the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope for a period not to exceed one year from the date of acquisition, the scope of our most recent assessment did not include Genius Central. We are currently in the process of incorporating internal controls specific to Genius Central that we believe are appropriate and necessary to consolidate and report upon our financial results. Our assessment of the effectiveness of internal control over financial reporting as of December 31, 2022 will include Genius Central. As of and for the three months ended March 31, 2022, excluding net intangible assets and goodwill, Genius Central represented less than 1% of our consolidated assets and approximately 1% of our consolidated revenues.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SPS COMMERCE, INC.	23	Form 10-Q for the Quarterly Period ended March 31, 2022

PART II. – OTHER INFORMATION

Item 1.	Legal Proceedings

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

There have been no material changes in our risk factors from those disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Share Repurchases

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
January 1 - 31, 2022	36,500	$121.51	36,500	$35,796,000
February 1 - 28, 2022	38,000	125.24	38,000	31,037,000
March 1 - 31, 2022	47,044	128.22	47,044	25,005,000
Total	121,544	$125.27	121,544	$25,005,000

(1)

Under our share repurchase program announced by our board of directors on October 28, 2021, we can repurchase up to $50.0 million of our common stock in the open market or in privately negotiated purchases, or both, through November 28, 2023. Our stock repurchase activity under this program during the three months ended March 31, 2022 is included in this column. Our prior stock repurchase program expired on November 2021. For more information regarding our stock repurchase programs, refer to Note I to our condensed consolidated financial statements, included in Part I of this Quarterly Report on Form 10-Q.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Not Applicable.

SPS COMMERCE, INC.	24	Form 10-Q for the Quarterly Period ended March 31, 2022

Item 6.	Exhibits

Number	Description
3.1	Ninth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the SEC on May 21, 2020).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on October 17, 2017).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T (filed herewith). The XBRL instance document does not appear in the Interactive Data File because its tags are embedded within the Inline XBRL document.

104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL.

SPS COMMERCE, INC.	25	Form 10-Q for the Quarterly Period ended March 31, 2022

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 28, 2022	SPS COMMERCE, INC.

/s/ KIMBERLY K. NELSON
Kimberly K. Nelson
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

SPS COMMERCE, INC.	26	Form 10-Q for the Quarterly Period ended March 31, 2022