Form 10-Q
period 2022-06-30
SPS COMMERCE INC
filed 2022-07-27
CIK 1092699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ________ to ________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding at July 20, 2022 was 36,015,159 shares.

SPS COMMERCE, INC.
QUARTERLY REPORT ON FORM 10-Q
Unless the context otherwise requires, for purposes of the Quarterly Report on Form 10-Q, the words “we,” “us,” “our,” the “Company,” “SPS,” and “SPS Commerce” refer to SPS Commerce, Inc.

SPS COMMERCE, INC.	2	Form 10-Q for the Quarterly Period ended June 30, 2022

PART I. – FINANCIAL INFORMATION
Item 1. Financial Statements
SPS COMMERCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except shares)	June 30, 2022	December 31, 2021
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$212,725	$207,552
Short-term investments	46,513	49,758
Accounts receivable	44,559	38,811
Allowance for credit losses	(4,454)	(4,249)
Accounts receivable, net	40,105	34,562
Deferred costs	48,294	44,529
Other assets	17,912	16,042
Total current assets	365,549	352,443
Property and equipment, net	32,000	31,901
Operating lease right-of-use assets	9,578	10,851
Goodwill	142,960	143,663
Intangible assets, net	53,597	58,587
Other assets
Deferred costs, non-current	16,371	15,191
Deferred income tax assets	191	182
Other assets, non-current	2,530	3,028
Total assets	$622,776	$615,846
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,442	$8,330
Accrued compensation	25,855	31,661
Accrued expenses	7,508	8,345
Deferred revenue	59,093	50,428
Operating lease liabilities	4,341	4,108
Total current liabilities	101,239	102,872
Other liabilities
Deferred revenue, non-current	5,281	5,144
Operating lease liabilities, non-current	14,239	16,426
Deferred income tax liabilities	4,997	7,145
Total liabilities	125,756	131,587
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 110,000,000 shares authorized; 38,074,026 and 37,798,610 shares issued; and 36,029,477 and 36,009,257 shares outstanding, respectively	38	38
Treasury Stock, at cost; 2,044,549 and 1,789,353 shares, respectively	(115,900)	(85,677)
Additional paid-in capital	453,922	433,258
Retained earnings	161,443	138,087
Accumulated other comprehensive loss	(2,483)	(1,447)
Total stockholders’ equity	497,020	484,259
Total liabilities and stockholders’ equity	$622,776	$615,846
See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.	3	Form 10-Q for the Quarterly Period ended June 30, 2022

SPS COMMERCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts) (unaudited)	2022	2021	2022	2021
Revenues	$109,178	$94,539	$214,371	$184,633
Cost of revenues	37,530	31,730	72,919	61,700
Gross profit	71,648	62,809	141,452	122,933
Operating expenses
Sales and marketing	24,582	21,952	49,237	43,307
Research and development	11,432	8,899	22,133	17,605
General and administrative	17,198	15,758	32,666	30,495
Amortization of intangible assets	2,468	2,671	4,938	5,335
Total operating expenses	55,680	49,280	108,974	96,742
Income from operations	15,968	13,529	32,478	26,191
Other expense, net	(1,338)	(383)	(915)	(708)
Income before income taxes	14,630	13,146	31,563	25,483
Income tax expense	3,877	2,963	8,207	5,100
Net income	$10,753	$10,183	$23,356	$20,383
Other comprehensive income (expense)
Foreign currency translation adjustments	(1,743)	172	(1,013)	364
Unrealized loss on investments, net of tax of ($3), ($12), ($4) and $(27), respectively	(8)	(35)	(11)	(80)
Reclassification of (gain) loss on investments into earnings, net of tax of $(8), $11, $(4) and $30, respectively	(23)	33	(12)	90
Total other comprehensive income (expense)	(1,774)	170	(1,036)	374
Comprehensive income	$8,979	$10,353	$22,320	$20,757

Net income per share
Basic	$0.30	$0.28	$0.65	$0.57
Diluted	$0.29	$0.28	$0.63	$0.55

Weighted average common shares used to compute net income per share
Basic	36,085	35,903	36,110	35,828
Diluted	36,862	36,753	36,897	36,741
See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.	4	Form 10-Q for the Quarterly Period ended June 30, 2022

SPS COMMERCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands, except shares) (unaudited)	Shares	Amount	Shares	Amount
Balances, March 31, 2021	35,861,584	$37	1,613,250	$(65,247)	$402,860	$103,690	$(817)	$440,523
Stock-based compensation	—	—	—	—	7,014	—	—	7,014
Shares issued pursuant to stock awards	36,756	1	—	—	1,227	—	—	1,228
Employee stock purchase plan activity	24,528	—	—	—	2,081	—	—	2,081
Repurchases of common stock	(63,515)	—	63,515	(6,450)	—	—	—	(6,450)
Net income	—	—	—	—	—	10,183	—	10,183
Foreign currency translation adjustments	—	—	—	—	—	—	172	172
Unrealized loss on investments, net of tax	—	—	—	—	—	—	(35)	(35)
Reclassification of loss on investments into earnings, net of tax	—	—	—	—	—	—	33	33
Balances, June 30, 2021	35,859,353	$38	1,676,765	$(71,697)	$413,182	$113,873	$(647)	$454,749

Balances, March 31, 2022	36,120,518	$38	1,910,897	$(100,903)	$442,405	$150,690	$(709)	$491,521
Stock-based compensation	—	—	—	—	8,128	—	—	8,128
Shares issued pursuant to stock awards	9,274	—	—	—	186	—	—	186
Employee stock purchase plan activity	33,337	—	—	—	3,203	—	—	3,203
Repurchases of common stock	(133,652)	—	133,652	(14,997)	—	—	—	(14,997)
Net income	—	—	—	—	—	10,753	—	10,753
Foreign currency translation adjustments	—	—	—	—	—	—	(1,743)	(1,743)
Unrealized loss on investments, net of tax	—	—	—	—	—	—	(8)	(8)
Reclassification of gain on investments into earnings, net of tax	—	—	—	—	—	—	(23)	(23)
Balances, June 30, 2022	36,029,477	$38	2,044,549	$(115,900)	$453,922	$161,443	$(2,483)	$497,020

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances, December 31, 2020	35,487,217	$37	1,613,250	$(65,247)	$393,462	$93,490	$(1,021)	$420,721
Stock-based compensation	—	—	—	—	13,505	—	—	13,505
Shares issued pursuant to stock awards	409,502	1	—	—	4,029	—	—	4,030
Employee stock purchase plan activity	26,149	—	—	—	2,186	—	—	2,186
Repurchases of common stock	(63,515)	—	63,515	(6,450)	—	—	—	(6,450)
Net income	—	—	—	—	—	20,383	—	20,383
Foreign currency translation adjustments	—	—	—	—	—	—	364	364
Unrealized loss on investments, net of tax	—	—	—	—	—	—	(80)	(80)
Reclassification of loss on investments into earnings, net of tax	—	—	—	—	—	—	90	90
Balances, June 30, 2021	35,859,353	$38	1,676,765	$(71,697)	$413,182	$113,873	$(647)	$454,749

Balances, December 31, 2021	36,009,257	$38	1,789,353	$(85,677)	$433,258	$138,087	$(1,447)	$484,259
Stock-based compensation	—	—	—	—	16,624	—	—	16,624
Shares issued pursuant to stock awards	240,381	—	—	—	690	—	—	690
Employee stock purchase plan activity	35,035	—	—	—	3,350	—	—	3,350
Repurchases of common stock	(255,196)	—	255,196	(30,223)	—	—	—	(30,223)
Net income	—	—	—	—	—	23,356	—	23,356
Foreign currency translation adjustments	—	—	—	—	—	—	(1,013)	(1,013)
Unrealized loss on investments, net of tax	—	—	—	—	—	—	(11)	(11)
Reclassification of gain on investments into earnings, net of tax	—	—	—	—	—	—	(12)	(12)
Balances, June 30, 2022	36,029,477	$38	2,044,549	$(115,900)	$453,922	$161,443	$(2,483)	$497,020
See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.	5	Form 10-Q for the Quarterly Period ended June 30, 2022

SPS COMMERCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(in thousands) (unaudited)	2022	2021
Cash flows from operating activities
Net income	$23,356	$20,383
Reconciliation of net income to net cash provided by operating activities
Deferred income taxes	(2,160)	351
Depreciation and amortization of property and equipment	7,814	7,294
Amortization of intangible assets	4,938	5,335
Provision for credit losses	2,634	2,831
Stock-based compensation	17,676	14,424
Other, net	8	170
Changes in assets and liabilities
Accounts receivable	(7,862)	(6,945)
Deferred costs	(5,095)	(3,338)
Other current and non-current assets	(1,423)	(1,201)
Accounts payable	(3,234)	(147)
Accrued compensation	(7,186)	3,246
Accrued expenses	(805)	(2,087)
Deferred revenue	8,802	12,893
Operating leases	(678)	1,449
Net cash provided by operating activities	36,785	54,658
Cash flows from investing activities
Purchases of property and equipment	(8,191)	(8,738)
Purchases of investments	(114,603)	(44,034)
Maturities of investments	117,500	35,000
Net cash used in investing activities	(5,294)	(17,772)
Cash flows from financing activities
Repurchases of common stock	(30,223)	(6,450)
Net proceeds from exercise of options to purchase common stock	690	4,030
Net proceeds from employee stock purchase plan	3,350	2,186
Payments for contingent consideration	—	(2,042)
Net cash used in financing activities	(26,183)	(2,276)
Effect of foreign currency exchange rate changes	(135)	65
Net increase in cash and cash equivalents	5,173	34,675
Cash and cash equivalents at beginning of period	207,552	149,692
Cash and cash equivalents at end of period	$212,725	$184,367
See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.	6	Form 10-Q for the Quarterly Period ended June 30, 2022

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
Significant Accounting Policies
There were no material changes in our significant accounting policies during the six months ended June 30, 2022. See Note A to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC, for additional information regarding our significant accounting policies.
Accounting Pronouncements Not Yet Adopted

Standard	Date of Issuance	Description	Date of Required Adoption	Effect on the Financial Statements
ASU 2021-08, Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers	October 2021	This amendment requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, effective for all business combinations in the year of adoption and thereafter.
			January 2023	The adoption of this standard may have a material impact on the purchase accounting for business combinations depending on the specific amount of contract assets and liabilities being acquired.

SPS COMMERCE, INC.	7	Form 10-Q for the Quarterly Period ended June 30, 2022

NOTE B – Revenue
We derive our revenues from the following revenue streams:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Recurring revenues:
Fulfillment	$87,887	$75,228	$172,618	$146,632
Analytics	11,648	10,381	22,944	20,525
Other	1,628	1,331	3,168	2,584
Recurring revenues	101,163	86,940	198,730	169,741
One-time revenues	8,015	7,599	15,641	14,892
Total revenue	$109,178	$94,539	$214,371	$184,633
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
The table below presents the activity of the portion of the deferred revenue liability relating to set-up fees:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Balance, beginning of period	$14,938	$12,102	$14,459	$11,118
Invoiced set-up fees	4,058	4,343	8,061	8,210
Recognized set-up fees	(3,687)	(3,101)	(7,211)	(5,984)
Balance, end of period	$15,309	$13,344	$15,309	$13,344

SPS COMMERCE, INC.	8	Form 10-Q for the Quarterly Period ended June 30, 2022

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
NOTE C – Deferred Costs
The deferred costs activity was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Balance, beginning of period	$62,610	$51,540	$59,720	$50,595
Incurred deferred costs	17,637	16,036	35,418	29,463
Amortized deferred costs	(15,582)	(13,735)	(30,473)	(26,217)
Balance, end of period	$64,665	$53,841	$64,665	$53,841
NOTE D – Financial Instruments
Cash Equivalents and Investments
Cash equivalents and investments consisted of the following:

	June 30, 2022			December 31, 2021
(in thousands)	Amortized Cost	Unrealized Losses, net	Fair Value	Amortized Cost	Unrealized Gains (Losses), net	Fair Value
Cash equivalents:
Money market funds	$138,729	$—	$138,729	$138,205	$—	$138,205
Certificates of deposit	6,904	—	6,904	7,268	—	7,268
Marketable securities:
Commercial paper	39,634	(25)	39,609	34,984	7	34,991
U.S. treasury securities	—	—	—	7,500	(1)	7,499
	$185,267	$(25)	$185,242	$187,957	$6	$187,963

SPS COMMERCE, INC.	9	Form 10-Q for the Quarterly Period ended June 30, 2022

Recurring Fair Value Measurements
The following table details the fair value hierarchy of our assets and liabilities measured at a fair value on a recurring basis:

	June 30, 2022				December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$138,729	$—	$—	$138,729	$138,205	$—	$—	$138,205
Certificates of deposit	6,904	—	—	6,904	7,268	—	—	7,268
Marketable securities:
Commercial paper	—	39,609	—	39,609	—	34,991	—	34,991
U.S. treasury securities	—	—	—	—	—	7,499	—	7,499
	$145,633	$39,609	$—	$185,242	$145,473	$42,490	$—	$187,963
See Note E to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC, for additional information regarding the three levels of inputs that may be used to measure fair value.
NOTE E – Allowance for Credit Losses
The allowance for credit losses activity, included in accounts receivable, net, was as follows:

	Six Months Ended June 30,
(in thousands)	2022	2021
Balance, beginning of period	$4,249	$4,233
Provision for credit losses	2,634	2,831
Write-offs, net of recoveries	(2,429)	(2,809)
Balance, end of period	$4,454	$4,255
NOTE F – Property and Equipment, Net
Property and equipment, net consisted of the following:

(in thousands)	June 30, 2022	December 31, 2021
Internally developed software	$47,230	$44,981
Computer equipment	31,305	29,329
Leasehold improvements	16,650	16,685
Office equipment and furniture	10,929	10,972
Property and equipment, cost	106,114	101,967
Less: accumulated depreciation and amortization	(74,114)	(70,066)
Total property and equipment, net	$32,000	$31,901

SPS COMMERCE, INC.	10	Form 10-Q for the Quarterly Period ended June 30, 2022

NOTE G – Goodwill and Intangible Assets, Net
Goodwill
The activity in goodwill was as follows:

	Six Months Ended June 30,
(in thousands)	2022	2021
Balance, beginning of period	$143,663	$134,853
Foreign currency translation	(703)	233
Remeasurement from provisional purchase accounting amount	—	268
Balance, end of period	$142,960	$135,354
Intangible Assets
Intangible assets, net consisted of the following:

	June 30, 2022
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net	Weighted Average Remaining Amortization Period
Subscriber relationships	$61,142	$(33,964)	$(51)	$27,127	6.0 years
Acquired technology	35,327	(8,857)	—	26,470	6.3 years
	$96,469	$(42,821)	$(51)	$53,597	6.2 years

	December 31, 2021
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net	Weighted Average Remaining Amortization Period
Subscriber relationships	$61,270	$(29,866)	$(1,395)	$30,009	6.4 years
Acquired technology	35,316	(6,738)	—	28,578	6.8 years
	$96,586	$(36,604)	$(1,395)	$58,587	6.6 years
The estimated future annual amortization expense related to intangible assets is as follows:

(in thousands)
Remainder of 2022	$4,924
2023	9,777
2024	8,534
2025	8,396
2026	7,392
Thereafter	14,573
Total future amortization	$53,597

SPS COMMERCE, INC.	11	Form 10-Q for the Quarterly Period ended June 30, 2022

NOTE H – Commitments and Contingencies
Leases
The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Operating lease cost	$740	$896	$1,499	$1,436
Variable lease cost	856	950	1,649	1,718
	$1,596	$1,846	$3,148	$3,154
Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30,
(in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,176	$1,204
Supplemental balance sheet information related to operating leases was as follows:

	June 30, 2022	December 31, 2021
Weighted-average remaining lease term	4.4 years	4.8 years
Weighted-average discount rate	4.0%	4.0%
At June 30, 2022, our future minimum payments under operating leases were as follows:

(in thousands)
Remainder of 2022	$2,478
2023	4,690
2024	4,278
2025	3,874
2026	3,770
Thereafter	1,268
Total future gross payments	$20,358
Less: imputed interest	(1,778)
Total operating lease liabilities	$18,580
Purchase Commitments
We have entered into separate noncancelable agreements with computing infrastructure and customer relationship management vendors for services through 2023. At June 30, 2022, the total remaining purchase commitments were $6.0 million.

SPS COMMERCE, INC.	12	Form 10-Q for the Quarterly Period ended June 30, 2022

NOTE I – Stockholders’ Equity
Share Repurchase Programs
Our board of directors has authorized multiple non-concurrent programs to repurchase our common stock. Details of the programs and activity thereunder were as follows:

(in thousands)	Effective Date	Expiration Date	Share Value Authorized for Repurchase	Share Value Repurchased	Unused & Expired Share Repurchase Value	Share Value Available for Future Repurchase
2019 Program	November 2019	November 2021	$50,000	$29,611	$20,389	N/A
2021 Program	November 2021	November 2023	50,000	39,992	N/A	$10,008
On July 26, 2022, our board of directors authorized a new share repurchase program ("2022 Program"), effective August 26, 2022, that allows up to $50.0 million of common stock to be repurchased, expiring in July 2024. The 2021 Program will terminate on the effective date of the 2022 Program.
The share repurchase activity by period was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Shares repurchased cost	$14,997	$6,450	$30,223	$6,450
Number of shares repurchased	133,652	63,515	255,196	63,515

Average price per repurchased share	$112.21	$101.55	$118.43	$101.55

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
We recognize stock-based compensation expense based on grant date award fair value. This cost is recognized over the period for which the employee is required to provide service in exchange for the award or the award performance period, except for expenses relating to retirement-eligible employees that have not given their required notice, which is recognized on a pro-rata basis over the notice period prior to retirement. At June 30, 2022, there were approximately 13.2 million shares available for grant under approved equity compensation plans.
Stock-based compensation expense was allocated in the condensed consolidated statements of comprehensive income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Cost of revenues	$2,152	$1,746	$4,331	$3,249
Operating expenses
Sales and marketing	1,958	1,738	3,990	3,220
Research and development	1,380	1,106	2,854	2,017
General and administrative	3,171	2,909	6,501	5,938
	$8,661	$7,499	$17,676	$14,424

SPS COMMERCE, INC.	13	Form 10-Q for the Quarterly Period ended June 30, 2022

Stock-based compensation expense by grant type or plan was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Stock options	$463	$522	$940	$1,074
PSUs	2,004	1,931	4,703	4,016
RSUs	5,094	4,115	9,732	7,536
RSAs & DSUs	110	110	218	217
ESPP	458	336	1,032	662
401(k) stock match	532	485	1,051	919
	$8,661	$7,499	$17,676	$14,424
As of June 30, 2022, there was $44.0 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a primarily straight-line basis over a weighted average period of 2.6 years.
Stock Options
Our stock option activity was as follows:

	Six Months Ended June 30, 2022
	Options (#)	Weighted Average Exercise Price ($/share)
Outstanding, beginning of period	678,650	$44.76
Granted	47,171	122.36
Exercised	(18,404)	37.52
Forfeited	(3,759)	85.84
Outstanding, end of period	703,658	$49.93
Of the total outstanding options at June 30, 2022, 0.6 million were exercisable. The outstanding and exercisable options had a weighted average exercise price of $41.52 per share and a weighted average remaining contractual life of 3.0 years.
The weighted average grant date fair value of options granted during the six months ended June 30, 2022 was $40.78 per share. This was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Life (in years)	4.3
Volatility	37.4%
Dividend yield	—
Risk-free interest rate	2.2%
Performance Share Units, Restricted Stock Units and Awards, and Deferred Stock Units
In each of the quarters ended March 31, 2022, 2021, 2020, and 2019 we granted PSU awards with a target performance level. These awards are earned based upon our Company’s total shareholder return as compared to an indexed total shareholder return over the course of a fiscal based three-year performance period, starting in the year of grant. Earned awards vest in the quarter following the conclusion of the performance period. In the three months ended March 31, 2022,

SPS COMMERCE, INC.	14	Form 10-Q for the Quarterly Period ended June 30, 2022

PSU awards granted in 2019 vested at the maximum performance level and less than 0.1 million shares of common stock were issued.
Activity for our PSUs, RSUs, RSAs, and DSUs in aggregate was as follows:

	Six Months Ended June 30, 2022
	#	Weighted Average Grant Date Fair Value ($/share)
Outstanding, beginning of period	702,160	$78.03
Granted	241,902	126.60
Vested and common stock issued	(220,002)	62.49
Forfeited	(16,123)	95.03
Outstanding, end of period	707,937	$99.07

The number of PSUs, RSUs, RSAs, and DSUs outstanding at June 30, 2022 included less than 0.1 million units that have vested, but the shares of common stock have not yet been issued, pursuant to the terms of the underlying agreements.
Employee Stock Purchase Plan
Our ESPP activity was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except shares)	2022	2021	2022	2021
Amounts for shares purchased	$3,203	$2,081	$3,350	$2,186
Shares purchased	33,337	24,528	35,035	26,149
A total of 1.8 million shares of common stock are reserved for issuance under the ESPP as of June 30, 2022.
The fair value was estimated based on the market price of our common stock at the beginning of the offering period using the following assumptions:

Life (in years)	0.5
Volatility	37.4%
Dividend yield	—
Risk-free interest rate	0.2%
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

SPS COMMERCE, INC.	15	Form 10-Q for the Quarterly Period ended June 30, 2022

NOTE L – Other Income and Expense
Other expense, net included the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Investment income	$172	$79	$220	$176
Realized loss from foreign currency on cash and investments held	(1,327)	(349)	(859)	(638)
Other expense, net	(183)	(113)	(276)	(246)
Total other expense, net	$(1,338)	$(383)	$(915)	$(708)
NOTE M – Net Income Per Share
The components and computation of basic and diluted net income per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Numerator
Net income	$10,753	$10,183	$23,356	$20,383
Denominator
Weighted average common shares outstanding, basic	36,085	35,903	36,110	35,828
Options to purchase common stock	391	505	405	536
PSUs, RSUs, RSAs, and DSUs	386	345	382	377
Weighted average common shares outstanding, diluted	36,862	36,753	36,897	36,741
Net income per share
Basic	$0.30	$0.28	$0.65	$0.57
Diluted	$0.29	$0.28	$0.63	$0.55
The number of outstanding potential common shares that were excluded from the calculation of diluted net income per share as they were anti-dilutive was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Anti-dilutive shares	242	129	211	93

SPS COMMERCE, INC.	16	Form 10-Q for the Quarterly Period ended June 30, 2022

NOTE N – Geographic Information
Revenue
The percentage of domestic revenue, which we define as the percentage of consolidated revenue that was attributable to customers based within the U.S., was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Domestic revenue	84%	84%	84%	84%
No single jurisdiction outside of the U.S. had revenues in excess of 10%.
Property and Equipment
The percentage of property and equipment, net located at subsidiary and office locations outside of the U.S. was as follows:

	June 30, 2022	December 31, 2022
International property and equipment	13%	12%

NOTE O - Subsequent Events
Business Acquisitions
Effective July 19, 2022, we acquired all of the outstanding equity ownership interests of GCommerce, Inc., a leading EDI provider within the automotive aftermarket industry. Pursuant to the definitive agreement, the purchase price of approximately $45 million was paid in cash at closing, and is subject to post-closing adjustments.
Stockholders' Equity
See Note I for information regarding the authorization of a new share repurchase program on July 26, 2022.

SPS COMMERCE, INC.	17	Form 10-Q for the Quarterly Period ended June 30, 2022

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

SPS COMMERCE, INC.	18	Form 10-Q for the Quarterly Period ended June 30, 2022

Results of Operations
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
The following table presents our results of operations for the periods indicated:

	Three Months Ended June 30,
	2022		2021		Change
(dollars in thousands)	$	% of revenue(1)	$	% of revenue(1)	$	%
Revenues	$109,178	100.0%	$94,539	100.0%	$14,639	15.5%
Cost of revenues	37,530	34.4	31,730	33.6	5,800	18.3
Gross profit	71,648	65.6	62,809	66.4	8,839	14.1
Operating expenses
Sales and marketing	24,582	22.5	21,952	23.2	2,630	12.0
Research and development	11,432	10.5	8,899	9.4	2,533	28.5
General and administrative	17,198	15.8	15,758	16.7	1,440	9.1
Amortization of intangible assets	2,468	2.3	2,671	2.8	(203)	(7.6)
Total operating expenses	55,680	51.0	49,280	52.1	6,400	13.0
Income from operations	15,968	14.6	13,529	14.3	2,439	18.0
Other expense, net	(1,338)	(1.2)	(383)	(0.4)	(955)	249.4
Income before income taxes	14,630	13.4	13,146	13.9	1,484	11.3
Income tax expense	3,877	3.6	2,963	3.1	914	30.8
Net income	$10,753	9.8%	$10,183	10.8%	$570	5.6%

(1) Amounts in column may not foot due to rounding
Revenues - Revenues increased for the 86th consecutive quarter. The increase in revenue resulted from two primary factors: the increase in recurring revenue customers, which is driven primarily by continued business growth and by business acquisitions, and the increase in average recurring revenues per recurring revenue customer, which we also refer to as wallet share.
•The number of recurring revenue customers increased 12% to 38,650 at June 30, 2022 from 34,550 at June 30, 2021 primarily due to sales and marketing efforts to acquire new customers and due to recent acquisitions.
•Wallet share increased 4% to $10,550 for the three months ended June 30, 2022 from $10,150 for the same period in 2021. This was primarily attributable to increased usage of our products by our recurring revenue customers.
Recurring revenues increased 16% to $101.2 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Recurring revenues from recurring revenue customers accounted for 93% and 92% of our total revenues for the three months ended June 30, 2022 and 2021, respectively. We anticipate that the number of recurring revenue customers and wallet share will continue to increase as we execute our growth strategy focused on further penetrations of our market.
Cost of Revenues - The increase in cost of revenues was primarily due to increased headcount, which resulted in an increase of $4.7 million in personnel-related costs and an increase of $0.5 million in software subscriptions.
Sales and Marketing Expenses - The increase in sales and marketing expense was primarily due to increased headcount, which resulted in an increase of $2.0 million in personnel-related costs.
Research and Development Expenses - The increase in research and development expense was primarily due to increased headcount, which resulted in an increase of $2.1 million in personnel-related costs.

SPS COMMERCE, INC.	19	Form 10-Q for the Quarterly Period ended June 30, 2022

General and Administrative Expenses - The increase in general and administrative expense was primarily related to supporting continued business growth, including an increase in headcount which resulted in an increase in personnel-related costs of $0.8 million. Additionally, there was an increase in professional fees of $0.8 million, which was offset by a decrease of $0.8 million in charitable contributions.
Amortization of Intangible Assets - The decrease in amortization of intangible assets was driven by the full amortization of previously acquired intangible assets as partially offset by acquired intangible assets related to recent business combinations.
Other Expense, Net - The increase in net other expenses was primarily due to unfavorable foreign currency exchange rate changes.
Income Tax Expense - The increase in income tax expense was primarily driven by a decrease in the excess tax deductions due to the current quarter equity award settlements. Excess tax benefits generated upon the settlement or exercise of stock awards are recognized as a reduction to income tax expense and, as a result, we expect that our annual effective income tax rate will fluctuate.
Adjusted EBITDA - Adjusted EBITDA, which is a non-GAAP measure of financial performance, consists of net income adjusted for income tax expense, depreciation and amortization expense, stock-based compensation expense, realized gain or loss from foreign currency on cash and investments held, investment income or loss, and other adjustments as necessary for a fair presentation.
For the three months ended June 30, 2021, other adjustments included disposals of cloud hosting arrangement implementation costs.
The following table provides a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended June 30,
(in thousands)	2022	2021
Net income	$10,753	$10,183
Income tax expense	3,877	2,963
Depreciation and amortization of property and equipment	3,950	3,529
Amortization of intangible assets	2,468	2,671
Stock-based compensation expense	8,661	7,499
Realized loss from foreign currency on cash and investments held	1,327	349
Investment income	(172)	(79)
Other	—	213
Adjusted EBITDA	$30,864	$27,328

SPS COMMERCE, INC.	20	Form 10-Q for the Quarterly Period ended June 30, 2022

Adjusted EBITDA Margin - Adjusted EBITDA Margin, which is a non-GAAP measure of financial performance, consists of Adjusted EBITDA divided by revenue. Margin, the comparable GAAP measure of financial performance, consists of net income divided by revenue.
The following table provides a comparison of Margin to Adjusted EBITDA Margin:

	Three Months Ended June 30,
(in thousands, except Margin and Adjusted EBITDA Margin)	2022	2021
Revenue	$109,178	$94,539

Net income	10,753	10,183
Margin	10%	11%

Adjusted EBITDA	30,864	27,328
Adjusted EBITDA Margin	28%	29%
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
For the three months ended June 30, 2021, other adjustments included disposals of cloud hosting arrangement implementation costs.
To quantify the tax effects, we recalculated income tax expense excluding the direct book and tax effects of the specific items constituting the non-GAAP adjustments. The difference between this recalculated income tax expense and GAAP income tax expense is presented as the income tax effect of the non-GAAP adjustments.
The following table provides a reconciliation of net income to non-GAAP income per share:

	Three Months Ended June 30,
(in thousands, except per share amounts)	2022	2021
Net income	$10,753	$10,183
Stock-based compensation expense	8,661	7,499
Amortization of intangible assets	2,468	2,671
Realized loss from foreign currency on cash and investments held	1,327	349
Other	—	213
Income tax effects of adjustments	(3,491)	(3,999)
Non-GAAP income	$19,718	$16,916
Shares used to compute non-GAAP income per share
Basic	36,085	35,903
Diluted	36,862	36,753
Non-GAAP income per share
Basic	$0.55	$0.47
Diluted	$0.53	$0.46

SPS COMMERCE, INC.	21	Form 10-Q for the Quarterly Period ended June 30, 2022

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
The following table presents our results of operations for the periods indicated:

	Six Months Ended June 30,
	2022		2021		Change
(dollars in thousands)	$	% of revenue(1)	$	% of revenue(1)	$	%
Revenues	$214,371	100.0%	$184,633	100.0%	$29,738	16.1%
Cost of revenues	72,919	34.0	61,700	33.4	11,219	18.2
Gross profit	141,452	66.0	122,933	66.6	18,519	15.1
Operating expenses
Sales and marketing	49,237	23.0	43,307	23.5	5,930	13.7
Research and development	22,133	10.3	17,605	9.5	4,528	25.7
General and administrative	32,666	15.2	30,495	16.5	2,171	7.1
Amortization of intangible assets	4,938	2.3	5,335	2.9	(397)	(7.4)
Total operating expenses	108,974	50.8	96,742	52.4	12,232	12.6
Income from operations	32,478	15.2	26,191	14.2	6,287	24.0
Other expense, net	(915)	(0.4)	(708)	(0.4)	(207)	29.2
Income before income taxes	31,563	14.7	25,483	13.8	6,080	23.9
Income tax expense	8,207	3.8	5,100	2.8	3,107	60.9
Net income	$23,356	10.9%	$20,383	11.0%	$2,973	14.6%

(1) Amounts in column may not foot due to rounding
Revenues - The increase in revenue resulted from two primary factors: the increase in recurring revenue customers, which is driven primarily by continued business growth and by business acquisitions, and the increase in average recurring revenues per recurring revenue customer, which we also refer to as wallet share.
•The number of recurring revenue customers increased 12% to 38,650 at June 30, 2022 from 34,550 at June 30, 2021.
•Wallet share increased 4% to $10,450 for the six months ended June 30, 2022 from $10,100 for the same period in 2021. The increase was primarily attributable to increased usage of our solutions by our recurring revenue customers.
Recurring revenues increased 17% to $198.7 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Recurring revenues from recurring revenue customers accounted for 93% and 92% of our total revenues for the six months ended June 30, 2022 and 2021, respectively. We anticipate that the number of recurring revenue customers and wallet share will continue to increase as we execute our growth strategy focused on further penetrations of our market.
Cost of Revenues - The increase in cost of revenues was primarily due to increased headcount, which resulted in an increase of $8.4 million in personnel-related costs, an increase of $1.1 million in stock-based compensation, and an increase of $1.0 million of software subscriptions. Additionally, as we continued to invest in the infrastructure supporting our platform, depreciation expense increased by $0.8 million.
Sales and Marketing Expenses - The increase in sales and marketing expense was primarily due to increased headcount, which resulted in an increase of $3.7 million in personnel-related costs, an increase of $0.8 million in stock-based compensation, and an increase of $0.7 million in variable compensation earned by sales personnel.
Research and Development Expenses - The increase in research and development expense was primarily due to increased headcount, which resulted in an increase of $3.2 million in personnel-related costs, an increase of $0.8 million in stock-based compensation, and an increase of $0.6 million in software subscriptions.

SPS COMMERCE, INC.	22	Form 10-Q for the Quarterly Period ended June 30, 2022

General and Administrative Expenses - The increase in general and administrative expense was primarily related to supporting continued business growth, including an increase in headcount, which resulted in an increase in personnel-related costs of $1.6 million and an increase in stock-based compensation of $0.6 million. This was partially offset by a decrease of $1.3 million in charitable contributions.
Amortization of Intangible Assets - The decrease in amortization of intangible assets was driven by the full amortization of previously acquired intangible assets as partially offset by acquired intangible assets related to recent business combinations.
Other Expense, Net - The increase in net other expenses was primarily due to unfavorable foreign currency exchange rate changes.
Income Tax Expense - The increase in income tax expense was primarily driven by a decrease in the excess tax deductions due to the current period equity award settlements, partially offset by a decrease in nondeductible executive compensation. Excess tax benefits generated upon the settlement or exercise of stock awards are recognized as a reduction to income tax expense and, as a result, we expect that our annual effective income tax rate will fluctuate.
Adjusted EBITDA - Adjusted EBITDA, which is a non-GAAP measure of financial performance, consists of net income adjusted for income tax expense, depreciation and amortization expense, stock-based compensation expense, realized gain or loss from foreign currency on cash and investments held, investment income or loss, and other adjustments as necessary for a fair presentation.
For the six months ended June 30, 2021, other adjustments included disposals of cloud hosting arrangement implementation costs and accelerated tenant improvement benefit, which was incurred as part of executing a lease agreement. This tenant improvement adjustment was partially offset by accelerated depreciation, which is included within Depreciation and amortization of property and equipment and was also incurred as part of executing a lease agreement.
The following table provides a reconciliation of net income to Adjusted EBITDA:

	Six Months Ended June 30,
(in thousands)	2022	2021
Net income	$23,356	$20,383
Income tax expense	8,207	5,100
Depreciation and amortization of property and equipment	7,814	7,294
Amortization of intangible assets	4,938	5,335
Stock-based compensation expense	17,676	14,424
Realized loss from foreign currency on cash and investments held	859	638
Investment income	(220)	(176)
Other	—	(213)
Adjusted EBITDA	$62,630	$52,785
Adjusted EBITDA Margin - Adjusted EBITDA Margin, which is a non-GAAP measure of financial performance, consists of Adjusted EBITDA divided by revenue. Margin, the comparable GAAP measure of financial performance, consists of net income divided by revenue.
The following table provides a comparison of Margin to Adjusted EBITDA Margin:

SPS COMMERCE, INC.	23	Form 10-Q for the Quarterly Period ended June 30, 2022

	Six Months Ended June 30,
(in thousands, except Margin and Adjusted EBITDA Margin)	2022	2021
Revenue	$214,371	$184,633

Net income	23,356	20,383
Margin	11%	11%

Adjusted EBITDA	62,630	52,785
Adjusted EBITDA Margin	29%	29%
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
For the six months ended June 30, 2021, other adjustments included disposals of cloud hosting arrangement implementation costs and accelerated tenant improvement benefit, which was incurred as part of executing a lease agreement. This tenant improvement adjustment was partially offset by accelerated depreciation, which is included within Depreciation and amortization of property and equipment and was also incurred as part of executing a lease agreement.
To quantify the tax effects, we recalculated income tax expense excluding the direct book and tax effects of the specific items constituting the non-GAAP adjustments. The difference between this recalculated income tax expense and GAAP income tax expense is presented as the income tax effect of the non-GAAP adjustments.
The following table provides a reconciliation of net income to non-GAAP income per share:

	Six Months Ended June 30,
(in thousands, except per share amounts)	2022	2021
Net income	$23,356	$20,383
Stock-based compensation expense	17,676	14,424
Amortization of intangible assets	4,938	5,335
Realized loss from foreign currency on cash and investments held	859	638
Other	—	(213)
Income tax effects of adjustments	(6,710)	(7,974)
Non-GAAP income	$40,119	$32,593
Shares used to compute non-GAAP income per share
Basic	36,110	35,828
Diluted	36,897	36,741
Non-GAAP income per share
Basic	$1.11	$0.91
Diluted	$1.09	$0.89
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

SPS COMMERCE, INC.	24	Form 10-Q for the Quarterly Period ended June 30, 2022

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
During the six months ended June 30, 2022, there were no changes in our critical accounting policies or estimates. For additional information regarding our critical accounting policies and estimates, see the discussion under "Critical Accounting Policies and Estimates" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC.
Liquidity and Capital Resources
As of June 30, 2022, our principal sources of liquidity were cash and cash equivalents and short-term investments totaling $259.2 million and net accounts receivable of $40.1 million. Our investments are selected in accordance with our investment policy, with a goal of maintaining liquidity and capital preservation. Our cash equivalents and short-term investments are held in highly liquid money market funds, certificates of deposits, and commercial paper.
The summary of activity within the condensed consolidated statements of cash flows was as follows:

	Six Months Ended June 30,
(in thousands)	2022	2021
Net cash provided by operating activities	$36,785	$54,658
Net cash used in investing activities	(5,294)	(17,772)
Net cash used in financing activities	(26,183)	(2,276)
Net Cash Flows from Operating Activities
The decrease in cash provided by operating activities was primarily driven by changes in the amount and timing of settlement of operating assets and liabilities, primarily the change in accrued compensation.
Net Cash Flows from Investing Activities
The decrease in cash used in investing activities was primarily due to increased maturities of investments, partially offset by increased purchases of investments.
Net Cash Flows from Financing Activities
The increase in cash used in financing activities was primarily due to the increase in cash used for share repurchases.

SPS COMMERCE, INC.	25	Form 10-Q for the Quarterly Period ended June 30, 2022

Contractual and Commercial Commitment Summary
Our contractual obligations and commercial commitments as of June 30, 2022 are summarized below:

	Payments Due by Period
(in thousands)	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Operating lease obligations, including imputed interest	$5,012	$8,459	$6,887	$—	$20,358
Purchase commitments	5,516	515	—	—	6,031
Total	$10,528	$8,974	$6,887	$—	$26,389
Future Capital Requirements
Our future capital requirements may vary significantly from those now planned and will depend on many factors, including:
•costs to develop and implement new products and applications, if any;
•sales and marketing resources needed to further penetrate our market and gain acceptance of new products and applications that we may develop;
•expansion of our operations in the U.S. and internationally;
•response of competitors to our products and applications; and
•use of capital for acquisitions, if any.
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
Inflation and changing prices did not have a material effect on our business during the six months ended June 30, 2022 and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.
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
We did not have any variable interest rate outstanding debt as of June 30, 2022. Therefore, we do not have any material risk to interest rate fluctuations.

SPS COMMERCE, INC.	26	Form 10-Q for the Quarterly Period ended June 30, 2022

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

Our sales are primarily denominated in U.S. dollars. Our expenses are generally denominated in the local currencies in which our operations are located. As of June 30, 2022 , we maintained approximately 5% of our total cash and cash equivalents and investments in foreign currencies.

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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.
Changes in Internal Control over Financial Reporting
In November 2021, we acquired the Genius Central business. Pursuant to the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope for a period not to exceed one year from the date of acquisition, the scope of our most recent assessment did not include Genius Central. We are currently in the process of incorporating internal controls specific to Genius Central that we believe are appropriate and necessary to consolidate and report upon our financial results. Our assessment of the effectiveness of internal control over financial reporting as of December 31, 2022 will include Genius Central. As of and for the three and six months ended June 30, 2022, excluding net intangible assets and goodwill, Genius Central represented less than 1% of our consolidated assets and approximately 1% of our consolidated revenues.
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SPS COMMERCE, INC.	27	Form 10-Q for the Quarterly Period ended June 30, 2022

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(c) Share Repurchases

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (2)
April 1 - 30, 2022	36,778	$124.88	36,778	$20,412,000
May 1 - 31, 2022	45,132	107.02	45,132	15,582,000
June 1 - 30, 2022	51,742	107.73	51,742	10,008,000
Total	133,652	$112.21	133,652	$10,008,000
For more information regarding our share repurchase programs, refer to Note I to our condensed consolidated financial statements, included in Part I of this Quarterly Report on Form 10-Q.
(1)Under our share repurchase program announced by our board of directors on October 28, 2021, we can repurchase up to $50.0 million of our common stock in the open market or in privately negotiated purchases, or both, through November 28, 2023. Our share repurchase activity during the three months ended June 30, 2022 is included in this column.
(2)On July 26, 2022 (announced July 27, 2022), a new share repurchase program was authorized, effective August 26, 2022, that allows up to $50.0 million of common stock to be repurchased in the open market or in privately negotiated purchases, or both, expiring in July 2024. The current program, described in (1) above, will terminate on the effective date of the new share repurchase program.
Item 3.    Defaults Upon Senior Securities
Not Applicable.
Item 4.    Mine Safety Disclosures
Not Applicable.
Item 5.    Other Information
Not Applicable.

SPS COMMERCE, INC.	28	Form 10-Q for the Quarterly Period ended June 30, 2022

Item 6.    Exhibits

Number	Description
3.1	Ninth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the SEC on May 21, 2020).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on October 17, 2017).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T (filed herewith). The XBRL instance document does not appear in the Interactive Data File because its tags are embedded within the Inline XBRL document.

104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL.

SPS COMMERCE, INC.	29	Form 10-Q for the Quarterly Period ended June 30, 2022

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 27, 2022	SPS COMMERCE, INC.

/s/ KIMBERLY NELSON
Kimberly Nelson
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

SPS COMMERCE, INC.	30	Form 10-Q for the Quarterly Period ended June 30, 2022