Form 10-Q
period 2022-09-30
SPS COMMERCE INC
filed 2022-10-27
CIK 1092699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding at October 20, 2022 was 36,041,714 shares.

SPS COMMERCE, INC.
QUARTERLY REPORT ON FORM 10-Q
Unless the context otherwise requires, for purposes of the Quarterly Report on Form 10-Q, the words “we,” “us,” “our,” the “Company,” “SPS,” and “SPS Commerce” refer to SPS Commerce, Inc.

SPS COMMERCE, INC.	2	Form 10-Q for the Quarterly Period ended September 30, 2022

PART I. – FINANCIAL INFORMATION
Item 1. Financial Statements
SPS COMMERCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except shares)	September 30, 2022	December 31, 2021
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$186,230	$207,552
Short-term investments	50,928	49,758
Accounts receivable	40,445	38,811
Allowance for credit losses	(3,658)	(4,249)
Accounts receivable, net	36,787	34,562
Deferred costs	50,082	44,529
Other assets	15,246	16,042
Total current assets	339,273	352,443
Property and equipment, net	32,923	31,901
Operating lease right-of-use assets	9,760	10,851
Goodwill	165,908	143,663
Intangible assets, net	70,742	58,587
Other assets
Deferred costs, non-current	16,474	15,191
Deferred income tax assets	223	182
Other assets, non-current	1,787	3,028
Total assets	$637,090	$615,846
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,200	$8,330
Accrued compensation	28,779	31,661
Accrued expenses	5,202	8,345
Deferred revenue	58,949	50,428
Operating lease liabilities	4,336	4,108
Total current liabilities	105,466	102,872
Other liabilities
Deferred revenue, non-current	5,146	5,144
Operating lease liabilities, non-current	13,974	16,426
Deferred income tax liabilities	4,841	7,145
Total liabilities	129,427	131,587
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 110,000,000 shares authorized; 38,184,747 and 37,798,610 shares issued; and 36,037,964 and 36,009,257 shares outstanding, respectively	38	38
Treasury Stock, at cost; 2,146,783 and 1,789,353 shares, respectively	(128,377)	(85,677)
Additional paid-in capital	463,356	433,258
Retained earnings	177,306	138,087
Accumulated other comprehensive loss	(4,660)	(1,447)
Total stockholders’ equity	507,663	484,259
Total liabilities and stockholders’ equity	$637,090	$615,846
See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.	3	Form 10-Q for the Quarterly Period ended September 30, 2022

SPS COMMERCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts) (unaudited)	2022	2021	2022	2021
Revenues	$114,486	$97,887	$328,857	$282,520
Cost of revenues	38,605	34,343	111,524	96,043
Gross profit	75,881	63,544	217,333	186,477
Operating expenses
Sales and marketing	25,334	22,079	74,571	65,386
Research and development	11,135	10,854	33,268	28,459
General and administrative	16,724	14,691	49,390	45,186
Amortization of intangible assets	2,998	2,399	7,936	7,734
Total operating expenses	56,191	50,023	165,165	146,765
Income from operations	19,690	13,521	52,168	39,712
Other expense, net	(695)	(716)	(1,610)	(1,424)
Income before income taxes	18,995	12,805	50,558	38,288
Income tax expense	3,132	1,356	11,339	6,456
Net income	$15,863	$11,449	$39,219	$31,832
Other comprehensive income (expense)
Foreign currency translation adjustments	(2,296)	(968)	(3,309)	(604)
Unrealized gain (loss) on investments, net of tax of $53, ($9), $49 and ($36), respectively	158	(27)	147	(107)
Reclassification of (gain) loss on investments into earnings, net of tax of ($13), $16, ($17) and $46, respectively	(39)	48	(51)	138
Total other comprehensive expense	(2,177)	(947)	(3,213)	(573)
Comprehensive income	$13,686	$10,502	$36,006	$31,259

Net income per share
Basic	$0.44	$0.32	$1.09	$0.89
Diluted	$0.43	$0.31	$1.06	$0.86

Weighted average common shares used to compute net income per share
Basic	36,093	35,961	36,104	35,873
Diluted	36,915	37,015	36,942	36,898
See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.	4	Form 10-Q for the Quarterly Period ended September 30, 2022

SPS COMMERCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands, except shares) (unaudited)	Shares	Amount	Shares	Amount
Balances, June 30, 2021	35,859,353	$38	1,676,765	$(71,697)	$413,182	$113,873	$(647)	$454,749
Stock-based compensation	—	—	—	—	6,361	—	—	6,361
Shares issued pursuant to stock awards	145,658	—	—	—	2,997	—	—	2,997
Employee stock purchase plan activity	1,526	—	—	—	130	—	—	130
Repurchases of common stock	(42,299)	—	42,299	(4,211)	—	—	—	(4,211)
Net income	—	—	—	—	—	11,449	—	11,449
Foreign currency translation adjustments	—	—	—	—	—	—	(968)	(968)
Unrealized loss on investments, net of tax	—	—	—	—	—	—	(27)	(27)
Reclassification of loss on investments into earnings, net of tax	—	—	—	—	—	—	48	48
Balances, September 30, 2021	35,964,238	$38	1,719,064	$(75,908)	$422,670	$125,322	$(1,594)	$470,528

Balances, June 30, 2022	36,029,477	$38	2,044,549	$(115,900)	$453,922	$161,443	$(2,483)	$497,020
Stock-based compensation	—	—	—	—	7,429	—	—	7,429
Shares issued pursuant to stock awards	108,240	—	—	—	1,767	—	—	1,767
Employee stock purchase plan activity	2,481	—	—	—	238	—	—	238
Repurchases of common stock	(102,234)	—	102,234	(12,477)	—	—	—	(12,477)
Net income	—	—	—	—	—	15,863	—	15,863
Foreign currency translation adjustments	—	—	—	—	—	—	(2,296)	(2,296)
Unrealized gain on investments, net of tax	—	—	—	—	—	—	158	158
Reclassification of gain on investments into earnings, net of tax	—	—	—	—	—	—	(39)	(39)
Balances, September 30, 2022	36,037,964	$38	2,146,783	$(128,377)	$463,356	$177,306	$(4,660)	$507,663

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances, December 31, 2020	35,487,217	$37	1,613,250	$(65,247)	$393,462	$93,490	$(1,021)	$420,721
Stock-based compensation	—	—	—	—	19,866	—	—	19,866
Shares issued pursuant to stock awards	555,160	1	—	—	7,026	—	—	7,027
Employee stock purchase plan activity	27,675	—	—	—	2,316	—	—	2,316
Repurchases of common stock	(105,814)	—	105,814	(10,661)	—	—	—	(10,661)
Net income	—	—	—	—	—	31,832	—	31,832
Foreign currency translation adjustments	—	—	—	—	—	—	(604)	(604)
Unrealized loss on investments, net of tax	—	—	—	—	—	—	(107)	(107)
Reclassification of loss on investments into earnings, net of tax	—	—	—	—	—	—	138	138
Balances, September 30, 2021	35,964,238	$38	1,719,064	$(75,908)	$422,670	$125,322	$(1,594)	$470,528

Balances, December 31, 2021	36,009,257	$38	1,789,353	$(85,677)	$433,258	$138,087	$(1,447)	$484,259
Stock-based compensation	—	—	—	—	24,053	—	—	24,053
Shares issued pursuant to stock awards	348,621	—	—	—	2,457	—	—	2,457
Employee stock purchase plan activity	37,516	—	—	—	3,588	—	—	3,588
Repurchases of common stock	(357,430)	—	357,430	(42,700)	—	—	—	(42,700)
Net income	—	—	—	—	—	39,219	—	39,219
Foreign currency translation adjustments	—	—	—	—	—	—	(3,309)	(3,309)
Unrealized gain on investments, net of tax	—	—	—	—	—	—	147	147
Reclassification of gain on investments into earnings, net of tax	—	—	—	—	—	—	(51)	(51)
Balances, September 30, 2022	36,037,964	$38	2,146,783	$(128,377)	$463,356	$177,306	$(4,660)	$507,663
See accompanying notes to these condensed consolidated financial statements..

SPS COMMERCE, INC.	5	Form 10-Q for the Quarterly Period ended September 30, 2022

SPS COMMERCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(in thousands) (unaudited)	2022	2021
Cash flows from operating activities
Net income	$39,219	$31,832
Reconciliation of net income to net cash provided by operating activities
Deferred income taxes	(2,092)	1,013
Depreciation and amortization of property and equipment	11,983	10,989
Amortization of intangible assets	7,936	7,734
Provision for credit losses	2,889	4,037
Stock-based compensation	25,636	21,273
Other, net	43	234
Changes in assets and liabilities, net of effects of acquisition
Accounts receivable	(3,999)	(5,327)
Deferred costs	(7,174)	(5,686)
Other current and non-current assets	2,202	(3,893)
Accounts payable	129	(1,518)
Accrued compensation	(4,388)	6,617
Accrued expenses	(3,035)	(174)
Deferred revenue	8,261	13,401
Operating leases	(1,127)	1,036
Net cash provided by operating activities	76,483	81,568
Cash flows from investing activities
Purchases of property and equipment	(13,894)	(15,567)
Purchases of investments	(134,276)	(84,020)
Maturities of investments	132,500	67,500
Acquisition of business, net	(44,923)	—
Net cash used in investing activities	(60,593)	(32,087)
Cash flows from financing activities
Repurchases of common stock	(42,700)	(10,661)
Net proceeds from exercise of options to purchase common stock	2,457	7,027
Net proceeds from employee stock purchase plan activity	3,588	2,316
Payments for contingent consideration	—	(2,042)
Net cash used in financing activities	(36,655)	(3,360)
Effect of foreign currency exchange rate changes	(557)	(10)
Net increase (decrease) in cash and cash equivalents	(21,322)	46,111
Cash and cash equivalents at beginning of period	207,552	149,692
Cash and cash equivalents at end of period	$186,230	$195,803
See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.	6	Form 10-Q for the Quarterly Period ended September 30, 2022

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
Use of Estimates
Preparing financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
Significant Accounting Policies
There were no material changes in our significant accounting policies during the nine months ended September 30, 2022. See Note A to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC, for additional information regarding our significant accounting policies.
Accounting Pronouncements Not Yet Adopted

Standard	Date of Issuance	Description	Date of Required Adoption	Effect on the Financial Statements
ASU 2021-08, Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers	October 2021	This amendment requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, effective for all business combinations in the year of adoption and thereafter.
			January 2023	The adoption of this standard may have a material impact on the purchase accounting for business combinations depending on the specific amount of contract assets and liabilities being acquired.

SPS COMMERCE, INC.	7	Form 10-Q for the Quarterly Period ended September 30, 2022

NOTE B – Business Acquisitions
GCommerce
Effective July 19, 2022, we acquired all of the outstanding equity ownership interests of GCommerce, Inc. ("GCommerce"), a leading EDI provider within the automotive aftermarket industry. Pursuant to the definitive agreement, the purchase price of $45 million was paid in cash at closing, and is subject to customary post-closing adjustments. The purchase accounting for the acquisition has not been finalized as of September 30, 2022. Provisional amounts are primarily related to intangible assets, net working capital, and tax positions. We expect to finalize the allocation of the purchase price within the one-year measurement period following the acquisition.
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
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

(in thousands)	Estimated Fair Value
Cash	$230
Accounts receivable	467
Other current assets	288
Operating lease right-of-use asset	934
Goodwill	24,556
Intangible assets	20,250
Deferred income tax assets	5,291
Accounts payable	(266)
Accrued compensation	(321)
Deferred revenue	(262)
Operating lease liability	(934)
Deferred income tax liabilities	(5,144)
$45,089
Purchased Intangible Assets
The following table summarizes the estimated fair value of the purchased intangible assets and their estimated useful lives, each of which are subject to finalization:

($ in thousands)	Estimated Fair Value	Weighted Average Estimated Useful Life
Subscriber relationships	$18,225	8.0 years
Acquired technology	2,025	5.0 years
Total	$20,250
InterTrade
Effective October 4, 2022, we acquired all of the outstanding equity ownership interests of Canadian based InterTrade Systems Inc. ("InterTrade"), a leading EDI provider within the apparel and general merchandising markets. Pursuant to the definitive agreement, the purchase price of $49 million was paid in cash at closing, and is subject to customary post-closing adjustments.

SPS COMMERCE, INC.	8	Form 10-Q for the Quarterly Period ended September 30, 2022

NOTE C – Revenue
We derive our revenues from the following revenue streams:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Recurring revenues:
Fulfillment	$92,952	$78,106	$265,570	$224,738
Analytics	11,902	10,858	34,846	31,383
Other	1,699	1,435	4,867	4,019
Recurring revenues	106,553	90,399	305,283	260,140
One-time revenues	7,933	7,488	23,574	22,380
Total revenue	$114,486	$97,887	$328,857	$282,520
Revenues are the amount that reflects the consideration we are contractually and legally entitled to, as well as the amount we expect to collect, in exchange for those services.
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
Set-up fees constitute a material renewal option right that provide customers a significant future incentive that would not be otherwise available to that customer unless they entered into the contract, as the set-up fees will not be incurred again upon contract renewal. As such, set-up fees and related costs are deferred and recognized ratably over two years which is the estimated period for which a material right is present for our customers.
The table below presents the activity of the portion of the deferred revenue liability relating to set-up fees:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Balance, beginning of period	$15,309	$13,344	$14,459	$11,118
Invoiced set-up fees	3,715	3,622	11,776	11,832
Recognized set-up fees	(3,805)	(3,245)	(11,016)	(9,229)
Balance, end of period	$15,219	$13,721	$15,219	$13,721
The entire balance of deferred set-up fees will be recognized within two years. Those that will be recognized within the next year are classified as current, whereas the remainder are classified as non-current.

SPS COMMERCE, INC.	9	Form 10-Q for the Quarterly Period ended September 30, 2022

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
NOTE D – Deferred Costs
The deferred costs activity was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Balance, beginning of period	$64,665	$53,841	$59,720	$50,595
Incurred deferred costs	17,442	16,459	52,860	45,922
Amortized deferred costs	(15,551)	(14,207)	(46,024)	(40,424)
Balance, end of period	$66,556	$56,093	$66,556	$56,093
NOTE E – Financial Instruments
Cash Equivalents and Investments
Cash equivalents and investments consisted of the following:

	September 30, 2022			December 31, 2021
(in thousands)	Amortized Cost	Unrealized Gains, net	Fair Value	Amortized Cost	Unrealized Gains (Losses), net	Fair Value
Cash equivalents:
Money market funds	$111,498	$—	$111,498	$138,205	$—	$138,205
Certificates of deposit	6,437	—	6,437	7,268	—	7,268
Marketable securities:
Commercial paper	44,358	133	44,491	34,984	7	34,991
U.S. treasury securities	—	—	—	7,500	(1)	7,499
	$162,293	$133	$162,426	$187,957	$6	$187,963

SPS COMMERCE, INC.	10	Form 10-Q for the Quarterly Period ended September 30, 2022

Recurring Fair Value Measurements
The following table details the fair value hierarchy of our assets and liabilities measured at a fair value on a recurring basis:

	September 30, 2022				December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$111,498	$—	$—	$111,498	$138,205	$—	$—	$138,205
Certificates of deposit	6,437	—	—	6,437	7,268	—	—	7,268
Marketable securities:
Commercial paper	—	44,491	—	44,491	—	34,991	—	34,991
U.S. treasury securities	—	—	—	—	—	7,499	—	7,499
	$117,935	$44,491	$—	$162,426	$145,473	$42,490	$—	$187,963
See Note E to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC, for additional information regarding the three levels of inputs that may be used to measure fair value.
NOTE F – Allowance for Credit Losses
The allowance for credit losses activity, included in accounts receivable, net, was as follows:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Balance, beginning of period	$4,249	$4,233
Provision for credit losses	2,889	4,037
Write-offs, net of recoveries	(3,480)	(3,666)
Balance, end of period	$3,658	$4,604
NOTE G – Property and Equipment, Net
Property and equipment, net consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
Internally developed software	$50,311	$44,981
Computer equipment	32,520	29,329
Leasehold improvements	16,871	16,685
Office equipment and furniture	11,157	10,972
Property and equipment, cost	110,859	101,967
Less: accumulated depreciation and amortization	(77,936)	(70,066)
Total property and equipment, net	$32,923	$31,901

SPS COMMERCE, INC.	11	Form 10-Q for the Quarterly Period ended September 30, 2022

NOTE H – Goodwill and Intangible Assets, Net
Goodwill
The activity in goodwill was as follows:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Balance, beginning of period	$143,663	$134,853
Addition from business acquisition	24,556	—
Foreign currency translation	(2,311)	(441)
Remeasurement from provisional purchase accounting amount	—	268
Balance, end of period	$165,908	$134,680
Intangible Assets
Intangible assets, net consisted of the following:

	September 30, 2022
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net	Weighted Average Remaining Amortization Period
Subscriber relationships	$79,365	$(35,823)	$(159)	$43,383	6.6 years
Acquired technology	37,351	(9,992)	—	27,359	6.0 years
	$116,716	$(45,815)	$(159)	$70,742	6.4 years

	December 31, 2021
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net	Weighted Average Remaining Amortization Period
Subscriber relationships	$61,270	$(29,866)	$(1,395)	$30,009	6.4 years
Acquired technology	35,316	(6,738)	—	28,578	6.8 years
	$96,586	$(36,604)	$(1,395)	$58,587	6.6 years
The estimated future annual amortization expense related to intangible assets is as follows:

(in thousands)
Remainder of 2022	$3,112
2023	12,379
2024	11,217
2025	11,079
2026	10,075
Thereafter	22,880
Total future amortization	$70,742

SPS COMMERCE, INC.	12	Form 10-Q for the Quarterly Period ended September 30, 2022

NOTE I – Commitments and Contingencies
Leases
The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Operating lease cost	$788	$873	$2,287	$2,309
Variable lease cost	963	976	2,612	2,694
	$1,751	$1,849	$4,899	$5,003
Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,399	$2,488
Right-of-use assets obtained in exchange for operating lease liabilities	934	—
Supplemental balance sheet information related to operating leases was as follows:

	September 30, 2022	December 31, 2021
Weighted-average remaining lease term	4.2 years	4.8 years
Weighted-average discount rate	4.0%	4.0%
At September 30, 2022, our future minimum payments under operating leases were as follows:

(in thousands)
Remainder of 2022	$1,515
2023	4,871
2024	4,474
2025	4,088
2026	3,760
Thereafter	1,266
Total future gross payments	$19,974
Less: imputed interest	(1,664)
Total operating lease liabilities	$18,310
Purchase Commitments
We have entered into separate noncancelable agreements with computing infrastructure, customer relationship management, and performance and security data analytics vendors for services through 2025. At September 30, 2022, the total remaining purchase commitments were $7.4 million.

SPS COMMERCE, INC.	13	Form 10-Q for the Quarterly Period ended September 30, 2022

NOTE J – Stockholders’ Equity
Share Repurchase Programs
Our board of directors has authorized multiple non-concurrent programs to repurchase our common stock. Details of the programs and activity thereunder through September 30, 2022 were as follows:

(in thousands)	Effective Date	Expiration Date	Share Value Authorized for Repurchase	Share Value Repurchased	Unused & Expired Share Repurchase Value	Share Value Available for Future Repurchase
2019 Program	November 2019	November 2021	$50,000	$29,611	$20,389	N/A
2021 Program	November 2021	August 2022	50,000	49,992	8	N/A
2022 Program	August 2022	July 2024	50,000	2,477	N/A	$47,523
The share repurchase activity by period was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except shares and per share amounts)	2022	2021	2022	2021
Number of shares repurchased	102,234	42,299	357,430	105,814
Shares repurchased cost	$12,477	$4,211	$42,700	$10,661
Average price per repurchased share	$122.04	$99.55	$119.46	$100.75
NOTE K – Stock-Based Compensation
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
We recognize stock-based compensation expense based on grant date award fair value. This cost is recognized over the period for which the employee is required to provide service in exchange for the award or the award performance period, except for expenses relating to retirement-eligible employees that have not given their required notice, which is recognized on a pro-rata basis over the notice period prior to retirement. At September 30, 2022, there were 13.2 million shares available for grant under approved equity compensation plans.
Stock-based compensation expense was allocated in the condensed consolidated statements of comprehensive income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Cost of revenues	$2,146	$1,696	$6,477	$4,945
Operating expenses
Sales and marketing	1,845	1,634	5,835	4,854
Research and development	1,396	1,195	4,250	3,212
General and administrative	2,573	2,324	9,074	8,262
	$7,960	$6,849	$25,636	$21,273

SPS COMMERCE, INC.	14	Form 10-Q for the Quarterly Period ended September 30, 2022

Stock-based compensation expense by grant type or plan was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Stock options	$461	$496	$1,401	$1,569
PSUs	1,541	1,342	6,244	5,357
RSUs	4,735	4,039	14,467	11,577
RSAs & DSUs	110	109	328	325
ESPP	577	376	1,609	1,038
401(k) stock match	536	487	1,587	1,407
	$7,960	$6,849	$25,636	$21,273
As of September 30, 2022, there was $42.1 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a primarily straight-line basis over a weighted average period of 2.5 years.
Stock Options
Our stock option activity was as follows:

	Nine Months Ended September 30, 2022
	Options (#)	Weighted Average Exercise Price ($/share)
Outstanding, beginning of period	678,650	$44.76
Granted	49,085	122.64
Exercised	(79,089)	31.07
Forfeited	(6,711)	89.21
Outstanding, end of period	641,935	$51.94
Of the total outstanding options at September 30, 2022, 0.5 million were exercisable. The outstanding and exercisable options had a weighted average exercise price of $43.96 per share and a weighted average remaining contractual life of 2.9 years.
The weighted average grant date fair value of options granted during the nine months ended September 30, 2022 was $40.95 per share. This was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Life (in years)	4.3
Volatility	37.5%
Dividend yield	—
Risk-free interest rate	2.2%
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

SPS COMMERCE, INC.	15	Form 10-Q for the Quarterly Period ended September 30, 2022

Activity for our PSUs, RSUs, RSAs, and DSUs in aggregate was as follows:

	Nine Months Ended September 30, 2022
	#	Weighted Average Grant Date Fair Value ($/share)
Outstanding, beginning of period	702,160	$78.03
Granted	284,739	126.88
Vested and common stock issued	(268,607)	63.04
Forfeited	(21,114)	96.81
Outstanding, end of period	697,178	$103.19
The number of PSUs, RSUs, RSAs, and DSUs outstanding at September 30, 2022 included less than 0.1 million units that have vested, but the shares of common stock have not yet been issued, pursuant to the terms of the underlying agreements.
Employee Stock Purchase Plan
Our ESPP activity was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except shares)	2022	2021	2022	2021
Amounts for shares purchased	$238	$130	$3,588	$2,316
Shares purchased	2,481	1,526	37,516	27,675
A total of 1.8 million shares of common stock are reserved for issuance under the ESPP as of September 30, 2022.
The fair value was estimated based on the market price of our common stock at the beginning of the offering period using the following assumptions:

Life (in years)	0.5
Volatility	37.4%
Dividend yield	—
Risk-free interest rate	0.2%
NOTE L – Income Taxes
We record our interim provision for income taxes by applying our estimated annual effective tax rate to our year-to-date pre-tax income and adjust the provision for discrete tax items recorded in the period. Differences between our effective tax rate and statutory tax rates are primarily due to the impact of permanently non-deductible expenses partially offset by the federal research and development credits and tax benefits associated with foreign-derived intangible income. Additionally, excess tax benefits generated upon settlement or exercise of stock awards are recognized as a reduction to income tax expense as a discrete tax item in the quarter that the event occurs, creating potentially significant fluctuation in tax expense by quarter and by year. Our provisions for income taxes includes current federal, state, and foreign income tax expense, as well as deferred tax expense.

SPS COMMERCE, INC.	16	Form 10-Q for the Quarterly Period ended September 30, 2022

NOTE M – Other Income and Expense
Other expense, net included the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Investment income	$586	$66	$806	$242
Realized loss from foreign currency on cash and investments held	(1,151)	(854)	(2,010)	(1,492)
Other income (expense), net	(130)	72	(406)	(174)
Total other expense, net	$(695)	$(716)	$(1,610)	$(1,424)
NOTE N – Net Income Per Share
The components and computation of basic and diluted net income per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Numerator
Net income	$15,863	$11,449	$39,219	$31,832
Denominator
Weighted average common shares outstanding, basic	36,093	35,961	36,104	35,873
Options to purchase common stock	379	520	396	533
PSUs, RSUs, RSAs, and DSUs	443	534	442	492
Weighted average common shares outstanding, diluted	36,915	37,015	36,942	36,898
Net income per share
Basic	$0.44	$0.32	$1.09	$0.89
Diluted	$0.43	$0.31	$1.06	$0.86
The number of outstanding potential common shares that were excluded from the calculation of diluted net income per share as they were anti-dilutive was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Anti-dilutive shares	107	34	222	46

SPS COMMERCE, INC.	17	Form 10-Q for the Quarterly Period ended September 30, 2022

NOTE O – Geographic Information
Revenue
The percentage of domestic revenue, which we define as the percentage of consolidated revenue that was attributable to customers based within the U.S., was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Domestic revenue	85%	84%	84%	84%
No single jurisdiction outside of the U.S. had revenues in excess of 10%.
Property and Equipment
The percentage of property and equipment, net located at subsidiary and office locations outside of the U.S. was as follows:

	September 30, 2022	December 31, 2021
International property and equipment	13%	12%

SPS COMMERCE, INC.	18	Form 10-Q for the Quarterly Period ended September 30, 2022

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
Our management uses these non-GAAP measures to compare our performance to that of prior periods for trend analyses and planning purposes. Adjusted EBITDA is also used for purposes of determining executive and senior management incentive compensation. We believe these non-GAAP financial measures are useful to an investor as they are widely used in evaluating operating performance. Adjusted EBITDA and Adjusted EBITDA Margin are used to measure operating performance without regard to items such as depreciation and amortization, which can vary depending upon accounting methods and the book value of assets, and to present a meaningful measure of corporate performance exclusive of capital structure and the method by which assets were acquired.

SPS COMMERCE, INC.	19	Form 10-Q for the Quarterly Period ended September 30, 2022

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
Results of Operations
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
The following table presents our results of operations for the periods indicated:

	Three Months Ended September 30,
	2022		2021		Change
($ in thousands)	$	% of revenue(1)	$	% of revenue(1)	$	%
Revenues	$114,486	100.0%	$97,887	100.0%	$16,599	17.0%
Cost of revenues	38,605	33.7	34,343	35.1	4,262	12.4
Gross profit	75,881	66.3	63,544	64.9	12,337	19.4
Operating expenses
Sales and marketing	25,334	22.1	22,079	22.5	3,255	14.7
Research and development	11,135	9.7	10,854	11.1	281	2.6
General and administrative	16,724	14.6	14,691	15.0	2,033	13.8
Amortization of intangible assets	2,998	2.6	2,399	2.5	599	25.0
Total operating expenses	56,191	49.1	50,023	51.1	6,168	12.3
Income from operations	19,690	17.2	13,521	13.8	6,169	45.6
Other expense, net	(695)	(0.6)	(716)	(0.7)	21	(2.9)
Income before income taxes	18,995	16.6	12,805	13.1	6,190	48.3
Income tax expense	3,132	2.7	1,356	1.4	1,776	131.0
Net income	$15,863	13.9%	$11,449	11.7%	$4,414	38.6%

(1) Amounts in column may not foot due to rounding
Revenues - Revenues increased for the 87th consecutive quarter. The increase in revenue resulted from two primary factors: the increase in recurring revenue customers, which is driven primarily by continued business growth and by business acquisitions, and the increase in average recurring revenues per recurring revenue customer, which we also refer to as wallet share.
•The number of recurring revenue customers increased 12% to 39,550 at September 30, 2022 from 35,400 at September 30, 2021 primarily due to sales and marketing efforts to acquire new customers and due to recent acquisitions.
•Wallet share increased 5% to $10,900 for the three months ended September 30, 2022 from $10,350 for the same period in 2021. This was primarily attributable to increased usage of our products by our recurring revenue customers.
Recurring revenues increased 18% to $106.6 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Recurring revenues from recurring revenue customers accounted for 93% and 92% of our total revenues for the three months ended September 30, 2022 and 2021, respectively. We anticipate that the number of recurring revenue customers and wallet share will continue to increase as we execute our growth strategy focused on further penetrations of our market.
Cost of Revenues - The increase in cost of revenues was primarily due to increased headcount, which resulted in an increase of $2.8 million in personnel-related costs, and an increase of $0.6 million in software subscriptions.

SPS COMMERCE, INC.	20	Form 10-Q for the Quarterly Period ended September 30, 2022

Sales and Marketing Expenses - The increase in sales and marketing expense was primarily due to increased headcount, which resulted in an increase of $2.6 million in personnel-related costs.
Research and Development Expenses - No significant changes.
General and Administrative Expenses - The increase in general and administrative expense was primarily due to an increase in professional fees of $0.7 million and an increase of $1.0 million in charitable contributions. This was partially offset by a decrease of $1.0 million in bad debt expense given favorable accounts receivable collection rates.
Amortization of Intangible Assets - The increase in amortization of intangible assets was driven by acquired intangible assets related to recent business combinations.
Other Expense, Net - The decrease in net other expenses consisted of increased investment income partially offset by unfavorable currency exchange rates.
Income Tax Expense - The increase in income tax expense was primarily driven by an increase in pre-tax income and a decrease in the excess tax deductions due to the current period equity award settlements. This was partially offset by a decrease in nondeductible executive compensation. Excess tax benefits generated upon the settlement or exercise of stock awards are recognized as a reduction to income tax expense and, as a result, we expect that our annual effective income tax rate will fluctuate.
Adjusted EBITDA - Adjusted EBITDA consists of net income adjusted for income tax expense, depreciation and amortization expense, stock-based compensation expense, realized gain or loss from foreign currency on cash and investments held, investment income or loss, and other adjustments as necessary for a fair presentation.
The following table provides a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended September 30,
(in thousands)	2022	2021
Net income	$15,863	$11,449
Income tax expense	3,132	1,356
Depreciation and amortization of property and equipment	4,169	3,695
Amortization of intangible assets	2,998	2,399
Stock-based compensation expense	7,960	6,849
Realized loss from foreign currency on cash and investments held	1,151	854
Investment income	(586)	(66)
Adjusted EBITDA	$34,687	$26,536

SPS COMMERCE, INC.	21	Form 10-Q for the Quarterly Period ended September 30, 2022

Adjusted EBITDA Margin - Adjusted EBITDA Margin consists of Adjusted EBITDA divided by revenue. Margin, the comparable GAAP measure of financial performance, consists of net income divided by revenue.
The following table provides a comparison of Margin to Adjusted EBITDA Margin:

	Three Months Ended September 30,
(in thousands, except Margin and Adjusted EBITDA Margin)	2022	2021
Revenue	$114,486	$97,887

Net income	15,863	11,449
Margin	14%	12%

Adjusted EBITDA	34,687	26,536
Adjusted EBITDA Margin	30%	27%
Non-GAAP Income per Share - Non-GAAP income per share consists of net income adjusted for stock-based compensation expense, amortization expense related to intangible assets, realized gain or loss from foreign currency on cash and investments held, other adjustments as necessary for a fair presentation, and the corresponding tax impacts of the adjustments to net income, divided by the weighted average number of shares of common and diluted stock outstanding during each period.
To quantify the tax effects, we recalculated income tax expense excluding the direct book and tax effects of the specific items constituting the non-GAAP adjustments. The difference between this recalculated income tax expense and GAAP income tax expense is presented as the income tax effect of the non-GAAP adjustments.
The following table provides a reconciliation of net income to non-GAAP income per share:

	Three Months Ended September 30,
(in thousands, except per share amounts)	2022	2021
Net income	$15,863	$11,449
Stock-based compensation expense	7,960	6,849
Amortization of intangible assets	2,998	2,399
Realized loss from foreign currency on cash and investments held	1,151	854
Income tax effects of adjustments	(4,866)	(4,178)
Non-GAAP income	$23,106	$17,373
Shares used to compute non-GAAP income per share
Basic	36,093	35,961
Diluted	36,915	37,015
Non-GAAP income per share
Basic	$0.64	$0.48
Diluted	$0.63	$0.47

SPS COMMERCE, INC.	22	Form 10-Q for the Quarterly Period ended September 30, 2022

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
The following table presents our results of operations for the periods indicated:

	Nine Months Ended September 30,
	2022		2021		Change
($ in thousands)	$	% of revenue(1)	$	% of revenue(1)	$	%
Revenues	$328,857	100.0%	$282,520	100.0%	$46,337	16.4%
Cost of revenues	111,524	33.9	96,043	34.0	15,481	16.1
Gross profit	217,333	66.1	186,477	66.0	30,856	16.5
Operating expenses
Sales and marketing	74,571	22.7	65,386	23.1	9,185	14.0
Research and development	33,268	10.1	28,459	10.1	4,809	16.9
General and administrative	49,390	15.0	45,186	16.0	4,204	9.3
Amortization of intangible assets	7,936	2.4	7,734	2.7	202	2.6
Total operating expenses	165,165	50.2	146,765	51.9	18,400	12.5
Income from operations	52,168	15.9	39,712	14.1	12,456	31.4
Other expense, net	(1,610)	(0.5)	(1,424)	(0.5)	(186)	13.1
Income before income taxes	50,558	15.4	38,288	13.6	12,270	32.0
Income tax expense	11,339	3.4	6,456	2.3	4,883	75.6
Net income	$39,219	11.9%	$31,832	11.3%	$7,387	23.2%

(1) Amounts in column may not foot due to rounding
Revenues - The increase in revenue resulted from two primary factors: the increase in recurring revenue customers, which is driven primarily by continued business growth and by business acquisitions, and the increase in average recurring revenues per recurring revenue customer, which we also refer to as wallet share.
•The number of recurring revenue customers increased 12% to 39,550 at September 30, 2022 from 35,400 at September 30, 2021 primarily due to sales and marketing efforts to acquire new customers and due to recent acquisitions.
•Wallet share increased 4% to $10,550 for the nine months ended September 30, 2022 from $10,100 for the same period in 2021. The increase was primarily attributable to increased usage of our solutions by our recurring revenue customers.
Recurring revenues increased 17% to $305.3 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Recurring revenues from recurring revenue customers accounted for 93% and 92% of our total revenues for the nine months ended September 30, 2022 and 2021, respectively. We anticipate that the number of recurring revenue customers and wallet share will continue to increase as we execute our growth strategy focused on further penetrations of our market.
Cost of Revenues - The increase in cost of revenues was primarily due to increased headcount, which resulted in an increase of $11.2 million in personnel-related costs, an increase of $1.6 million of software subscriptions, and an increase of $1.5 million in stock-based compensation. Additionally, as we continued to invest in the infrastructure supporting our platform, depreciation expense increased by $1.1 million.
Sales and Marketing Expenses - The increase in sales and marketing expense was primarily due to increased headcount, which resulted in an increase of $6.3 million in personnel-related costs, an increase of $1.0 million in stock-based compensation, and an increase of $0.9 million in variable compensation earned by sales personnel and referral partners.

SPS COMMERCE, INC.	23	Form 10-Q for the Quarterly Period ended September 30, 2022

Research and Development Expenses - The increase in research and development expense was primarily due to increased headcount, which resulted in an increase of $3.0 million in personnel-related costs, an increase of $1.0 million in stock-based compensation, and an increase of $0.9 million in software subscriptions.
General and Administrative Expenses - The increase in general and administrative expense was primarily related to supporting continued business growth, including an increase in headcount. The increase in headcount resulted in an increase in personnel-related costs of $2.0 million, an increase of $0.8 million of software subscriptions, and an increase of $0.8 million in stock-based compensation. Additionally, there was an increase in professional fees of $1.3 million partially offset by a decrease of $1.1 million in bad debt expense.
Amortization of Intangible Assets - The increase in amortization of intangible assets was driven by acquired intangible assets related to recent business combinations.
Other Expense, Net - The increase in net other expenses was primarily due to unfavorable foreign currency exchange rate changes.
Income Tax Expense - The increase in income tax expense was primarily driven by an increase in pre-tax income and a decrease in the excess tax deductions due to the current period equity award settlements. This was partially offset by a decrease in nondeductible executive compensation. Excess tax benefits generated upon the settlement or exercise of stock awards are recognized as a reduction to income tax expense and, as a result, we expect that our annual effective income tax rate will fluctuate.
Adjusted EBITDA - Adjusted EBITDA consists of net income adjusted for income tax expense, depreciation and amortization expense, stock-based compensation expense, realized gain or loss from foreign currency on cash and investments held, investment income or loss, and other adjustments as necessary for a fair presentation.
For the nine months ended September 30, 2021, other adjustments included disposals of cloud hosting arrangement implementation costs and accelerated tenant improvement benefit, which was incurred as part of executing a lease agreement. This tenant improvement adjustment was partially offset by accelerated depreciation, which is included within Depreciation and amortization of property and equipment and was also incurred as part of executing a lease agreement.
The following table provides a reconciliation of net income to Adjusted EBITDA:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Net income	$39,219	$31,832
Income tax expense	11,339	6,456
Depreciation and amortization of property and equipment	11,983	10,989
Amortization of intangible assets	7,936	7,734
Stock-based compensation expense	25,636	21,273
Realized loss from foreign currency on cash and investments held	2,010	1,492
Investment income	(806)	(242)
Other	—	(213)
Adjusted EBITDA	$97,317	$79,321
Adjusted EBITDA Margin - Adjusted EBITDA Margin consists of Adjusted EBITDA divided by revenue. Margin, the comparable GAAP measure of financial performance, consists of net income divided by revenue.

SPS COMMERCE, INC.	24	Form 10-Q for the Quarterly Period ended September 30, 2022

The following table provides a comparison of Margin to Adjusted EBITDA Margin:

	Nine Months Ended September 30,
(in thousands, except Margin and Adjusted EBITDA Margin)	2022	2021
Revenue	$328,857	$282,520

Net income	39,219	31,832
Margin	12%	11%

Adjusted EBITDA	97,317	79,321
Adjusted EBITDA Margin	30%	28%
Non-GAAP Income per Share - Non-GAAP income per share consists of net income adjusted for stock-based compensation expense, amortization expense related to intangible assets, realized gain or loss from foreign currency on cash and investments held, other adjustments as necessary for a fair presentation, and the corresponding tax impacts of the adjustments to net income, divided by the weighted average number of shares of common and diluted stock outstanding during each period.
For the nine months ended September 30, 2021, other adjustments included disposals of cloud hosting arrangement implementation costs and accelerated tenant improvement benefit, which was incurred as part of executing a lease agreement. This tenant improvement adjustment was partially offset by accelerated depreciation, which is included within Depreciation and amortization of property and equipment and was also incurred as part of executing a lease agreement.
To quantify the tax effects, we recalculated income tax expense excluding the direct book and tax effects of the specific items constituting the non-GAAP adjustments. The difference between this recalculated income tax expense and GAAP income tax expense is presented as the income tax effect of the non-GAAP adjustments.
The following table provides a reconciliation of net income to non-GAAP income per share:

	Nine Months Ended September 30,
(in thousands, except per share amounts)	2022	2021
Net income	$39,219	$31,832
Stock-based compensation expense	25,636	21,273
Amortization of intangible assets	7,936	7,734
Realized loss from foreign currency on cash and investments held	2,010	1,492
Other	—	(213)
Income tax effects of adjustments	(11,576)	(12,152)
Non-GAAP income	$63,225	$49,966
Shares used to compute non-GAAP income per share
Basic	36,104	35,873
Diluted	36,942	36,898
Non-GAAP income per share
Basic	$1.75	$1.39
Diluted	$1.71	$1.35

SPS COMMERCE, INC.	25	Form 10-Q for the Quarterly Period ended September 30, 2022

Critical Accounting Policies and Estimates
This discussion of our financial condition and results of operations is based upon our condensed consolidated financial statements, which are prepared in accordance with GAAP and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures. On an ongoing basis, we evaluate our estimates, judgments and assumptions. We base our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe to be reasonable. Our actual results may differ from these estimates under different assumptions or conditions.
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
During the nine months ended September 30, 2022, there were no changes in our critical accounting policies or estimates. For additional information regarding our critical accounting policies and estimates, see the discussion under "Critical Accounting Policies and Estimates" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC.
Liquidity and Capital Resources
As of September 30, 2022, our principal sources of liquidity were cash and cash equivalents and short-term investments totaling $237.2 million and net accounts receivable of $36.8 million. Our investments are selected in accordance with our investment policy, with a goal of maintaining liquidity and capital preservation. Our cash equivalents and short-term investments are held in highly liquid money market funds, certificates of deposits, and commercial paper.
The summary of activity within the condensed consolidated statements of cash flows was as follows:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Net cash provided by operating activities	$76,483	$81,568
Net cash used in investing activities	(60,593)	(32,087)
Net cash used in financing activities	(36,655)	(3,360)
Net Cash Flows from Operating Activities
The decrease in cash provided by operating activities was primarily driven by changes in the amount and timing of settlement of operating assets and liabilities, primarily the change in accrued compensation.
Net Cash Flows from Investing Activities
The increase in cash used in investing activities was primarily due to an acquisition of a business along with the net investment activity.
Net Cash Flows from Financing Activities
The increase in cash used in financing activities was primarily due to the increase in cash used for share repurchases.

SPS COMMERCE, INC.	26	Form 10-Q for the Quarterly Period ended September 30, 2022

Contractual and Commercial Commitment Summary
Our contractual obligations and commercial commitments as of September 30, 2022 are summarized below:

	Payments Due by Period
(in thousands)	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Operating lease obligations, including imputed interest	$4,990	$8,701	$6,283	$—	$19,974
Purchase commitments	5,528	1,918	—	—	7,446
Total	$10,518	$10,619	$6,283	$—	$27,420
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
•response of competitors to our products and applications; and
•use of capital for acquisitions, including the $49 million InterTrade acquisition in October 2022.
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
Inflation and changing prices did not have a material effect on our business during the nine months ended September 30, 2022 and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.
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
We did not have any variable interest rate outstanding debt as of September 30, 2022. Therefore, we do not have any material risk to interest rate fluctuations.

SPS COMMERCE, INC.	27	Form 10-Q for the Quarterly Period ended September 30, 2022

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
Our sales are primarily denominated in U.S. dollars. Our expenses are generally denominated in the local currencies in which our operations are located. As of September 30, 2022, we maintained 8% of our total cash and cash equivalents and investments in foreign currencies.
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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
In November 2021, we acquired the Genius Central business and in July 2022, we acquired the GCommerce business. Pursuant to the SEC’s general guidance that the assessment of a recently acquired business' internal control over financial reporting may be omitted in the year of acquisition, the scope of our most recent assessment did not include Genius Central or GCommerce. We are currently in the process of incorporating internal controls specific to Genius Central and GCommerce that we believe are appropriate and necessary to consolidate and report upon our financial results.
As of September 30, 2022, excluding net intangible assets and goodwill, Genius Central and GCommerce combined represented 2.7% of our consolidated assets. For the three and nine months ended September 30, 2022, Genius Central and GCommerce combined represented 2.2% and 1.4% of our consolidated revenues, respectively.

SPS COMMERCE, INC.	28	Form 10-Q for the Quarterly Period ended September 30, 2022

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(c) Share Repurchases

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (1)(2)
July 1 - 31, 2022	29,988	$113.35	29,988	$6,609,000
August 1 - 31, 2022	51,299	128.68	51,299	50,000,000
September 1 - 30, 2022	20,947	118.25	20,947	47,523,000
Total	102,234	$122.04	102,234	$47,523,000
For more information regarding our share repurchase programs, refer to Note J to our condensed consolidated financial statements, included in Part I of this Quarterly Report on Form 10-Q.
(1)On October 28, 2021, our board of directors announced and authorized a program to repurchase up to $50.0 million of our common stock. Under the program, purchases could be made from time to time in the open market or in privately negotiated purchases, or both. At the program's expiration, August 26, 2022, less than $0.1 million of unused share repurchase value expired from the program.
(2)On July 26, 2022 (announced July 27, 2022), our board of directors authorized a program to repurchase up to $50.0 million of our common stock. Under the program, purchases may be made from time to time in the open market or in privately negotiated purchases, or both. The new share repurchase program became effective August 26, 2022 and expires on July 26, 2024.
Item 3.    Defaults Upon Senior Securities
Not Applicable.
Item 4.    Mine Safety Disclosures
Not Applicable.
Item 5.    Other Information
Not Applicable.

SPS COMMERCE, INC.	29	Form 10-Q for the Quarterly Period ended September 30, 2022

Item 6.    Exhibits

Number	Description
3.1	Ninth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the SEC on May 21, 2020).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on October 17, 2017).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T (filed herewith). The XBRL instance document does not appear in the Interactive Data File because its tags are embedded within the Inline XBRL document.

104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL.

SPS COMMERCE, INC.	30	Form 10-Q for the Quarterly Period ended September 30, 2022

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 27, 2022	SPS COMMERCE, INC.

/s/ KIMBERLY NELSON
Kimberly Nelson
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

SPS COMMERCE, INC.	31	Form 10-Q for the Quarterly Period ended September 30, 2022