Form 10-K
period 2022-12-31
SPS COMMERCE INC
filed 2023-02-21
CIK 1092699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from_______to_______
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of the registrant’s common stock held by non-affiliates of the registrant (based upon the closing sale price of $113.05 per share on the Nasdaq Global Market on such date) was approximately $4.1 billion.
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of February 10, 2023 was 36,312,238 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2023 (the “2023 Proxy Statement”), which is expected to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III of this Annual Report on Form 10-K.

Auditor Firm Id:	185	Auditor Name:	KPMG, LLP	Auditor Location:	Minneapolis, MN

SPS COMMERCE, INC.
ANNUAL REPORT ON FORM 10-K
Unless the context otherwise requires, for purposes of the Annual Report on Form 10-K, the words “we,” “us,” “our,” the “Company,” “SPS,” and “SPS Commerce” refer to SPS Commerce, Inc.

SPS COMMERCE, INC.	2	Form 10-K for the Annual Period ended December 31, 2022

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward looking statements regarding us, our business prospects and our results of operations are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Similarly, statements that describe our future plans, objectives or goals are also forward-looking. Forward-looking statements may also be made from time to time in oral presentations, including telephone conferences and/or webcasts open to the public. Shareholders, potential investors, and others are cautioned that all forward-looking statements involve risks and uncertainties that could cause results in future periods to differ materially from those anticipated by some of the statements made in this report, including the risks and uncertainties described in Part I, Item IA, “Risk Factors” of this Annual Report on Form 10-K for the year ended December 31, 2022, as may be updated in our subsequent Quarterly Reports on Form 10-Q or other filings from time to time. We expressly disclaim any intent or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission (“SEC”) that advise interested parties of the risks and factors that may affect our business.

SPS COMMERCE, INC.	3	Form 10-K for the Annual Period ended December 31, 2022

PART I
Item 1.    Business
Overview
SPS Commerce is a leading provider of cloud-based supply chain management services across our global retail network. Our products make it easier for retailers, grocers, distributors, suppliers, and logistics firms to communicate and collaborate by simplifying how they manage and share item, inventory, order and sales data across omnichannel retail channels. We deliver our products using a full-service model, which includes industry-leading technology and a team of experts that optimize, update, and operate the technology on customers' behalf.
Our products enable customers to increase supply chain performance, optimize inventory levels and sell-through, reduce operational costs, improve order visibility, and satisfy consumer demands for a seamless omnichannel experience.
As of December 31, 2022, we had 42,300 customers with ongoing contracts to pay us monthly fees, which we refer to as recurring revenue customers. In addition to our recurring revenue customers, to date we have provided our cloud-based supply chain management services to 72,700 other organizations, and we refer to the combination as our customers. Once connected to the SPS Commerce cloud-based retail network, our customers often require additional integrations to new organizations that represent an expansion of our cloud-based network and new sources of revenues for us.
For the years ended December 31, 2022, 2021, and 2020, we generated revenues of $450.9 million, $385.3 million, and $312.6 million, respectively. Our quarter ended December 31, 2022 represented our 88th consecutive quarter of revenue growth. Recurring revenues from recurring revenue customers accounted for 93%, 92%, and 94% of our total revenues for the years ended December 31, 2022, 2021, and 2020, respectively. Our revenues are not concentrated with any customer, as our largest customer represented less than 1% of total revenues for the years ended December 31, 2022, 2021, and 2020.
Increasing Demand for a Retail Network
The retail industry has undergone many changes in recent years, which have accelerated the need for a more automated supply chain. To navigate disruptions and meet growing consumer demands, companies across the retail ecosystem need to integrate their operations and communications from wholesale, eCommerce, and marketplace sales channels into a single omnichannel process. These channels no longer operate independently but instead in an interconnected fashion as consumers demand more buying and delivery options. The coordination needed to manage multiple channels adds complexity to supply chains and trading partner relationships.
The SPS Commerce retail network offers a single destination where companies can manage item details, orders, shipments, invoices, and much more for any customer and any channel. The network provides businesses with a comprehensive view of retail transactions, enabling them to optimize inventory and fulfill orders efficiently, regardless of channel. Customers use our retail network to manage all channels in a single system, saving time and reducing errors.
Our Products
SPS Commerce operates one of the largest retail networks in the world to improve the way retailers, grocers, distributors, suppliers, and logistics firms manage digital item catalogs, fulfill omnichannel orders, optimize sell-through performance, and automate new trading relationships. To date, 115,000 customers across 85 countries have used SPS Commerce products to expand and optimize the performance of their trading relationships through the network.
Our products fundamentally change how organizations communicate information to manage their omnichannel, supply chain, and other business requirements. Our products replace traditional, manual, or disparate approaches (such as email, phone, and fax), multiple channel-specific solution providers, as well as custom-built, point-to-point integrations by delivering a single smart connection to the entire SPS Commerce retail network of prebuilt connections to thousands of global trading partners.
Our products include:
•Fulfillment - Our Fulfillment product is a full-service electronic data interchange ("EDI") solution that scales as a business grows. Companies can use a single system to manage orders and logistics from all sales channels, including wholesale, eCommerce, and marketplaces. Fulfillment is configurable for any trading partner, document or business system used for order management and offers a full suite of tools to help businesses efficiently manage their supply chain.

SPS COMMERCE, INC.	4	Form 10-K for the Annual Period ended December 31, 2022

•Analytics - Our Analytics product enables organizations to improve visibility into how products are selling through a single connection across all sales channels, including wholesale, eCommerce, and marketplaces. Analytics improves access and usage of sales and inventory data through a combination of our analytics applications, network of connections, and industry-leading expertise.
•Other Products - We provide several complementary products, such as:
◦Assortment - Our Assortment product simplifies the communication of robust, accurate item data by automatically translating item attributes, and hierarchies through a single connection across all sales channels.
◦Community - Our Community product allows organizations to accelerate digitization of their supply chain and improve collaboration with suppliers through proven change management and onboarding programs.
In addition to these offerings, we also provide one-time services such as professional services and testing and certification.
Growing Our Network
As one of the largest providers of cloud-based services for retail supply chain management, SPS Commerce enables trading partner relationships among retailer, grocer, distributor, supplier, and logistics firms that naturally lead to new customer acquisition opportunities.
“Network Effect”
Once connected to our retail network, trading partners can exchange electronic supply chain information with each other. The value of our network increases with the number of trading partners connected to it. After joining our retail network, customers often find that many of their existing or new trading partners are already on the network, allowing for easy connections. The addition of each new customer enables that new customer to communicate with our existing customers and permits our existing customers to do business with the new customer. This “network effect” of adding additional customers to our products’ infrastructure creates a significant opportunity for existing customers to realize incremental sales by working with our new trading partners and vice versa. As a result of this increased volume of activity among our network participants, we earn additional revenues from these participants.
Customer Acquisition Sources
Community - As retailers and suppliers reshape how they do business in an omnichannel landscape, they need to bring new capabilities and services to their trading partner networks. Our Community product is designed to manage this process and bring suppliers into compliance with new requirements. For instance, a supplier may wish to collaborate with their retailers around point-of-sale analytics data, or a retailer may decide to change the workflow or protocol by which it interacts with its suppliers. In each case, the supplier and retailer may engage us to work with their trading partner base to enable the new capability. Performing these programs on behalf of retailers and suppliers generates supplier sales leads for us.
Referrals from Our Customers - We also receive sales leads from our customers seeking to communicate electronically with their trading partners. For example, a supplier may refer a third-party logistics provider or manufacturer, which is not in our network, to us.
Direct Marketing - We employ various marketing strategies. Our marketing programs include a variety of lead generating activities including digital marketing, conferences and trade shows, sponsored events, and public relations activities targeted at key decision makers within our prospective customers.
Channel Partners - In addition to the customer acquisition sources identified above, we market and sell our products through a variety of channel partners, including software providers, resellers, system integrators, and logistics partners. For example, software partners such as Microsoft, NetSuite, Oracle, SAP, Sage, and their business partner communities generate sales for us as part of broader enterprise resource planning, warehouse management system and/or transportation management system sales efforts. Our logistics partners also drive new sales both by providing leads and by embedding our products as part of their service offerings.

SPS COMMERCE, INC.	5	Form 10-K for the Annual Period ended December 31, 2022

Our Growth Strategy
Our objective is to be the leading global retail network and provider of supply chain management products. Key elements of our strategy include:
•Further Penetrate Our Current Market - We believe the global supply chain management market is underpenetrated. As the retail industry continues to respond to the changing requirements of the omnichannel marketplace, and as the supply chain ecosystem becomes more complex and geographically dispersed, we believe the demand for supply chain management solutions will increase. We intend to continue leveraging our relationships with customers and their trading partners to obtain new sales leads.
•Increase Revenues from Our Customer Base - We believe our overall customer satisfaction is strong and will lead our customers to further expand their use of our products they have purchased, as well as purchase additional products to continue improving the performance of their trading partner relationships, generating additional revenues for us. We also expect to introduce new products to sell to our customers. We believe our position as the incumbent supply chain management solution provider to our customers, our integration into our recurring revenue customers’ business systems, and the modular nature of our cloud-based products are conducive to deploying additional products with customers.
•Expand Our Distribution Channels - We intend to grow our business by expanding our sales capacity to gain new customers. We also believe there are valuable opportunities to promote and sell our products through collaboration with other providers.
•Expand Our International Presence - We believe our presence in Asia Pacific, as well as in Europe, represents a significant competitive advantage. We plan to increase our global sales efforts to obtain new customers around the world. We intend to leverage our current global presence to increase the number of integrations we have with retailers in foreign markets to make our products more valuable to their trading partners based overseas.
•Enhance and Expand Our Services - We intend to further improve and develop the functionality and features of our cloud-based products, including, from time to time, developing new offerings and applications.
•Selectively Pursue Strategic Acquisitions - The nature of our market provides an opportunity for selective acquisitions. We plan to continue to evaluate potential acquisitions based on the number of new customers, revenue, functionality, or geographic reach the acquisition would provide relative to the purchase price, and our ability to integrate and operate the acquired business. In 2022, we acquired GCommerce, Inc. ("GCommerce"), a leading EDI provider within the automotive aftermarket industry. Also in 2022, we acquired InterTrade Systems Inc. ("InterTrade"), a leading EDI provider within the apparel and general merchandising markets. These acquisitions further extend the capabilities of our network and added new customers and technology.
Our Market Opportunity
We believe we have a significant market opportunity to help organizations accelerate their omnichannel retail strategies with our retail network and supply chain products.
•Omnichannel retail requires new connections/transactions - Each sales channel (wholesale, eCommerce, and marketplaces) brings new trading partners to the supply chain process. As customers expand their business, the SPS Commerce retail network is a core part of their omnichannel strategy. Each additional channel brings more reliance and volume to the network and increases customer revenue.
•Retail needs automation - With increased retail store openings and closings, labor shortages, supply chain disruptions, and new buying patterns, retailers are demanding more from their trading partners as they need to be agile and transition their businesses as markets change. Businesses using SPS Commerce products to automate supply chain functions with their trading partners can pivot quickly to new delivery models and capture market share. The visibility into orders, shipments, and inventory gained by automating trading relationships on the SPS Commerce retail network is critical to their success and offers a competitive advantage.
•Consumers want new products - Retail assortments are ever-changing with seasonality shifts and new product introductions from companies of all sizes. Consumers want the latest products and retailers are continually chasing trends, offering differentiated items, and introducing new products and suppliers to their

SPS COMMERCE, INC.	6	Form 10-K for the Annual Period ended December 31, 2022

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
Operations
We operate our infrastructure in third-party data centers located throughout the United States ("U.S.") and in Australia, as well as provisioned services with cloud providers. In most cases, infrastructure and services are managed by us.
We have internal and third-party monitoring software that continually checks our cloud-based network and key underlying components for continuous availability and performance, helping ensure that the network is always available and providing desired service levels. We have a technology team that includes system provisioning, management, maintenance, monitoring, and back-up.
We operate a service architecture using industry best practices to ensure multiple points of redundancy, high availability, and scale as needed. Our databases are replicated between locations with a defined recovery point objective.
Sales & Marketing
We sell our products through an employed global sales force that focuses on retailers, grocers, distributors, suppliers, and logistics firms.
Our marketing teams focus on driving awareness and demand for our products through the following activities:
•Demand Generation - Engages with target audiences using the latest digital marketing strategies to bring opportunities to our sales teams.
•Communications - Manages our brand, public relations, and go-to-market support.
•Product Marketing - Equips our sales teams, performs market studies, and promotes the unique capabilities of each of our products using our go-to-market strategies.
•Events - Highlights our presence at industry trade shows and orchestrates virtual and in-person events.
Customer Success
The Customer Success team includes retail and technology experts who implement our products on our customers' behalf, provide ongoing support, and collaborate with accounts to identify opportunities for added value from their existing products. This team focuses on delivering services that build customer satisfaction and result in high customer retention rates.

SPS COMMERCE, INC.	7	Form 10-K for the Annual Period ended December 31, 2022

Competition
Vendors in the supply chain management industry offer products through three delivery methods: traditional on-premise software, cloud-based managed services, and cloud-based full-service products.
The market for cloud-based supply chain management products is fragmented and rapidly evolving. Cloud-service vendors compete directly with each other based mainly on the following:
•the breadth of pre-built network connections to retailers, third-party logistics providers, and other trading partners;
•a history of establishing and maintaining reliable connections with trading partners;
•the reputation of the cloud-service vendor in the supply chain management industry;
•price;
•specialization in a customer market segment;
•speed and quality with which the cloud-service vendor can integrate its customers to their trading partners;
•functionality of the cloud-service product, such as the ability to integrate the product with a customer’s business systems;
•breadth of complementary supply chain management products the cloud-service vendor offers; and
•training and customer support services provided during and after a customer’s initial integration.
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
In contrast, full-service providers, including SPS Commerce, offer cloud-based products and expert resources that customize, optimize, and operate the technology. This approach offloads the time-intensive process of managing these products, which is not a core competency for most businesses.
Customers of traditional on-premise software providers must typically make significant upfront investments in the supply chain management products these competitors provide, which can decrease customers’ willingness to abandon their investments in favor of a cloud-service product. Cloud-service vendors compete with these traditional software products based on the total cost of ownership and flexibility.
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
Depending on the jurisdiction, trademarks are generally valid as long as they are in use or their registrations are properly maintained, and they have not been found to have become generic. Registrations of trademarks can also generally be renewed indefinitely as long as the trademarks are in use. We have one patent we acquired through the acquisition of

SPS COMMERCE, INC.	8	Form 10-K for the Annual Period ended December 31, 2022

GCommerce. Our trade secrets consist primarily of the software we have developed for our SPS Commerce cloud-based products and network. Our software is also protected under copyright law, but we do not have any registered copyrights.
Human Capital
As of December 31, 2022, our employees worked across the following functional areas:

# of Employees
Cost of revenues	1,122
Sales and marketing	557
Research and development	359
General and administrative	177
Total employees	2,215
Substantially all of our employees are employed on a full-time basis, 84% of which are based in North America. We also engage independent contractors to support our operations. None of our employees are represented by a labor union.
We believe our employees have and will continue to be a primary reason for our growth and success. SPS values diversity, equity, and inclusion and believes that our differences make us, our customers, and our communities better. We strive to create an organization where every employee feels welcomed and is empowered to do their best work. Our core values drive our culture and are foundational to how we create an engaging workplace, how we train and develop our teams, and how we identify the right talent for the organization. Our values guide our interactions with our customers, partners, and one another.
We offer our employees pay and benefits packages that we believe are competitive with others in our industry, as well as within the local markets in which we operate, and that align individual performance with our success. To foster an engaged and motivated team we provide training, development, review and feedback programs to develop employees’ expertise and skillsets, as well as strive to provide a safe, harassment-free work environment guided by principles of fair and equal treatment. As a result, we believe our employees are committed to building strong, innovative, and long-term relationships with each other and our organization in order to succeed together and with our customers. The health and wellness of our employees is also very important to us. We have, where possible, offered remote work flexibility, without significant impacts to productivity.
We support several Employee Resource Groups ("ERGs") to encourage connections across the globe and support a sense of belonging at SPS. Current ERGs include the Black Business Resource Group, the Diversity & Inclusion Group, the LGBTQ+ Resource Group, and Women in Tech. These groups provide support for employees and allies, give employees the chance to build community and connections, develop and grow, as well as further shape our culture to create a more inclusive workplace.
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
SPS Commerce, Inc.
333 South Seventh Street
Suite 1000
Minneapolis, MN 55402
Available Information
We provide free access to various reports that we file with or furnish to the SEC through our website at www.spscommerce.com, as soon as reasonably practicable after they have been filed or furnished. These reports include, but are not limited to, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports. Our SEC reports can be accessed through the investor relations section of our website or through the SEC’s website at www.sec.gov. Stockholders may also request copies of these documents by writing to us at the address above, with attention to "Investor Relations".

SPS COMMERCE, INC.	9	Form 10-K for the Annual Period ended December 31, 2022

Item 1A.    Risk Factors
Set forth below and elsewhere in this Annual Report on Form 10-K, and in other documents we file with the SEC, are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this Annual Report on Form 10-K and in other written and oral communications from time to time. You should carefully consider all of the following risks and the other information in this Report and our other filings with the SEC before you decide to invest in our Company or to maintain or increase your investment. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks. In assessing these risks, you should also refer to the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes.
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
To increase our revenue and achieve and maintain profitability, we believe that we must regularly add new customers, sell additional products to existing customers, and our customers must increase their use of the products for which they currently subscribe. We intend to grow our business by retaining and attracting talent, developing strategic relationships with resellers, including resellers that incorporate our applications in their offerings, and increasing our marketing activities. If we are unable to hire or retain quality personnel, convert companies that have been referred to us by our existing network into paying customers, ensure the effectiveness of our marketing programs, or if our existing or new customers do not perceive our products to be of sufficiently high value and quality, we might not be able to increase sales and our operating results will be adversely affected. If we fail to sell our products to existing or new customers, we will not generate anticipated revenues from these products, our operating results will suffer, and we will not be able to grow our revenues or maintain profitability as planned.
We do not have long-term contracts with most of our recurring revenue customers, and therefore a lack of success in maintaining or improving forecasted renewal rates will have adverse effects on revenue and financial results.
Most of our contracts with our recurring revenue customers allow the customer to cancel the contract for any reason with 30 to 90 days’ notice. Our continued success therefore depends significantly on our ability to meet or exceed our recurring revenue customers’ expectations because most recurring revenue customers do not make long-term commitments to use our products. In addition, if our reputation in the supply chain management industry is harmed or diminished for any reason, our recurring revenue customers have the ability to terminate their relationship with us on short notice and seek alternative supply chain management solutions. We may also not be able to accurately predict future trends in customer renewals, and our customers’ renewal rates may decline or fluctuate because of several factors, including their dissatisfaction with our services, the cost of our services compared to the cost of services offered by our competitors and reductions in our customers’ spending levels. If a significant number of recurring revenue customers seek to terminate their relationship with us, our business, results of operations and financial condition would be adversely affected in a short period of time.
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

SPS COMMERCE, INC.	10	Form 10-K for the Annual Period ended December 31, 2022

decisions are delayed as a result of uncertain technology or development budgets or contract negotiations become more protracted or difficult as customers institute additional internal approvals for technology purchases. Delays or reductions in technology spending could have a material adverse effect on demand for our products, and consequently our results of operations and prospects.
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
If we fail to attract, retain, and train members of our senior management team, including our Chief Executive Officer and other key personnel, our business plan would be impacted, and we might not be able to implement it successfully.
Given the complex nature of the cloud-based technology through which our business operates and the speed with which such technology advances, our future success is dependent, in large part, upon our ability to attract, retain and train highly qualified key executive, managerial, technology, and sales personnel. Competition for talented personnel is intense and we cannot be certain that we can retain our key personnel or that we can attract, assimilate, or retain such personnel in the future to adequately scale our business. Additionally, the loss of any key or a significant number of personnel in our technology, customer success, or sales teams might significantly delay or prevent the achievement of our business objectives and could materially harm our business, customer relationships, results of operations and financial condition.
If the market for cloud-based supply chain management products declines or does not maintain its historical growth rates, our revenues may decline or fail to grow, and we may incur operating losses.
We derive, and expect to continue to derive, substantially all of our revenues from providing cloud-based supply chain management products to retailers, grocers, distributors, suppliers, and logistics firms. The market for these products has historically experienced growth, but it is uncertain whether these products will continue or sustain growing levels of demand and market acceptance. Our success will depend on the willingness of retailers and their trading partners to accept our products as an alternative to traditional licensed hardware and software products.
Some retailers, grocers, distributors, suppliers, or logistics firms may be reluctant or unwilling to use our cloud-based products for a number of reasons, including their potential significant initial investment to replace existing investments in supply chain management hardware and licensed software and perceived loss of control over user data with a cloud-based product. Other factors that may limit market acceptance of our cloud-based supply chain management products include:
•our ability to maintain high levels of customer satisfaction;
•our ability to maintain continuity of service for all users of our cloud-based products;
•the price, performance, and availability of competing products, both new and existing; and
•our ability to address customers’ confidentiality and security concerns about information stored within our cloud-based products.
If customers do not perceive the benefits of our cloud-based supply chain management products, or if customers are unwilling to accept our cloud-based products as an alternative to the on-premise software or other options approach, demand for our products may not continue to grow or may grow more slowly than we expect, either of which would adversely affect our revenues, growth prospects, and overall operating results.

SPS COMMERCE, INC.	11	Form 10-K for the Annual Period ended December 31, 2022

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
The markets for supply chain management products are increasingly competitive and global. We expect competition to increase in the future both from existing competitors and new companies that may enter our markets. We face competition from:
•cloud-service providers that deliver business-to-business information systems using a multi-tenant approach;
•traditional on-premise software providers; and
•managed service providers that combine traditional on-premise software with professional technology services.
Moreover, our industry is highly fragmented, and we believe it is likely that our existing competitors will continue to consolidate or will be acquired. In addition, some of our competitors may enter into new alliances with each other or may establish or strengthen cooperative relationships with systems integrators, third-party consulting firms or other parties. New entrants not currently considered to be competitors may also enter the market through new technology offerings, acquisitions, partnerships, or other strategic relationships. Any such new offerings, consolidation, acquisition, alliance or cooperative relationship could lead to pricing pressure, loss of customers and loss of market share, and could result in one or more competitors with greater financial, technical, marketing, service and other resources, all of which could have a material adverse effect on our business, operating results and financial condition. Increased competition could reduce our market share, revenues, and operating margins, increase our costs of operations, and otherwise adversely affect our business.
To remain competitive, we will need to invest continuously in software development, marketing, customer service and support, product delivery and other cloud-based network infrastructure. However, we cannot assure you that new or established competitors will not offer products that are superior to ours or lower in price than ours, or both. We may not have sufficient resources to continue the investments in all areas of software development, marketing, customer service and support and infrastructure needed to maintain our competitive position which may diminish our market share and business prospects.
We may not be able to successfully integrate or otherwise operate newly acquired companies or businesses, which could adversely affect our financial results.
Acquisitions involve numerous risks including:
•incurring significantly higher than anticipated capital expenditures and operating expenses;
•failing to assimilate the operations, customers, and personnel of the acquired company or business;
•disrupting our ongoing business;
•dissipating or distracting our management resources;
•dilution to existing stockholders from the issuance of equity securities;
•liabilities or other problems associated with the acquired business;
•becoming subject to adverse tax consequences, substantial depreciation, or deferred compensation charges;
•improper compliance with laws and regulations and exposure to other contingent liabilities;
•failing to maintain uniform standards, controls, and policies; and
•impairing relationships with employees and customers as a result of changes in management.
Fully integrating an acquired company or business into our operations may take a significant amount of time and resources. In addition, we may only be able to conduct limited due diligence on an acquired company’s operations. Following an acquisition, we may be subject to liabilities arising from an acquired company’s past or present operations, including liabilities related to data security, encryption and privacy of customer data, and these liabilities may be greater than the warranty and indemnity limitations that we negotiate. We cannot assure you that we will be successful in overcoming these risks or any other problems encountered with acquisitions. To the extent we do not successfully avoid or overcome the risks or problems related to any acquisitions, our results of operations and financial condition could be adversely affected. Future acquisitions also could impact our financial position and capital needs and could cause substantial fluctuations in our quarterly and yearly results of operations. We also may not be able to achieve anticipated synergies or financial results post acquisition, which could negatively impact our operations and financial results.

SPS COMMERCE, INC.	12	Form 10-K for the Annual Period ended December 31, 2022

Acquisitions could include significant goodwill and intangible assets, which may result in future impairment charges that would reduce our stated earnings.
Because our long-term success depends, in part, on our ability to expand the sales of our products to customers located outside of the United States and expand operations to support such expansion, our business will be increasingly susceptible to risks associated with international operations.
Our limited experience in operating our business outside of the United States increases the risk that our current and any future international expansion efforts will not be successful. Expanding international sales and operations subjects us to new risks that, generally, we have not faced in the U.S., including:
•misjudging the markets and competitive landscape of foreign jurisdictions;
•fluctuations in currency exchange rates;
•unexpected changes in foreign regulatory requirements;
•longer accounts receivable payment cycles and difficulties in collecting accounts receivable;
•difficulties in managing and staffing international operations;
•differing technology standards;
•potentially adverse tax consequences, including the complexities of foreign value added tax systems and restrictions on the repatriation of earnings;
•localization of our products, including translation into foreign languages and associated expenses;
•the burdens of complying with a wide variety of foreign laws and different legal standards, including laws and regulations related to privacy;
•increased financial accounting and reporting burdens and complexities;
•political, social, and economic instability abroad, terrorist attacks and security concerns in general;
•greater potential for corruption and bribery; and
•reduced or varied protection for intellectual property rights in some countries.
The occurrence of any one of these risks could adversely affect our international business and, consequently, our results of operations generally. Additionally, operating in international markets also requires significant management attention and financial resources. We cannot be certain that the investment and additional resources required in establishing, acquiring, or integrating operations in other countries will produce desired levels of revenues or profitability.
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
Any unrest, military activities, or sanctions impacting our international operations, should they occur, could disrupt operations, and have a material adverse effect on our business. Any such disruption to our operations may be prolonged and require a transition to alternative workforce locations. An alternative workforce location may be more expensive to train, staff, and operate and may cause delays and shortfalls in programming deliverables and services, thus potentially harming our business. Given our significant international workforce in Ukraine and the Philippines and the potentially volatile political and civil unrest situations in both areas, including but not limited to Russian interference and civil unrest with multiple groups, respectively, we are more susceptible to disruptions there. Those potentially disruptive environments are out of our control and we cannot predict the outcome of future developments or reactions to such developments by the U.S., European, Asian, Oceanic, United Nations or other international authorities and organizations.

SPS COMMERCE, INC.	13	Form 10-K for the Annual Period ended December 31, 2022

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
We may need to raise additional capital due to shortfalls in cash flow or for other reasons, and we may not be able to obtain debt or additional equity financing on favorable terms, if at all. If we raise additional equity financing, our security holders may experience significant dilution of their ownership interests and the value of shares of our common stock could decline. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, force us to maintain specified liquidity or other ratios or restrict our ability to pay dividends or make acquisitions. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:
•develop and enhance our products;
•continue to expand our technology development, sales, and marketing organizations;
•acquire new or complementary technologies, products, or businesses;
•hire, train and retain employees; or
•respond to competitive pressures or unanticipated working capital requirements.
Our inability to do any of the foregoing could reduce our ability to compete successfully and adversely affect our results of operations.
The extent to which public health emergencies such as epidemics, pandemics, or similar outbreaks may adversely impact our business, results of operations and financial condition will depend on on-going and future developments and outcomes, which are highly uncertain and cannot be predicted.
Our business operations and financial results may be adversely impacted by public health emergencies, such as epidemics, pandemics, and similar outbreaks. Despite our efforts to manage these impacts, their ultimate impact also depends on factors beyond our knowledge or control, including the duration and severity of any such outbreak and actions taken to contain its spread and mitigate its public health effects.
Public health emergencies could have adverse impacts on our business operations by limiting our employees' ability to work and travel, disrupting our third-party technology providers, or causing internal operational workflow to change, among other potentially unforeseen circumstances given the uncertainties related to public health emergencies.
Additionally, public health emergencies may cause significant disruptions and changes in the economic or political conditions in markets in which we operate. This may cause significant volatility in demand for our services due to, among other adverse impacts, disruption and downturns in our customers’ businesses and related supply chains, an acceleration of existing customer bankruptcies, or our customers’ inability to pay for our services when due or in full. Although certain customers may have a reduced demand for our services, we also may see increased demand by certain customer segments, potentially offsetting reduced demand.
The COVID-19 pandemic could have adverse impacts on our business, including causing significant volatility in demand for our services due to disruption and downturns in our customers’ businesses and related supply chains, disruptions to our third party technology providers, limitations on our employees' ability to work and travel, and significant changes in the economic or political conditions in markets in which we operate.
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

SPS COMMERCE, INC.	14	Form 10-K for the Annual Period ended December 31, 2022

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
We rely on infrastructure, software and services licensed from third parties to offer our cloud-based supply chain management products. This infrastructure, software, and services, as well as related maintenance and updates, may not continue to be available to us on commercially reasonable terms, or at all. If we lose the right to use or upgrade any of these licenses, our customers could experience delays or be unable to access our products until we can obtain and integrate equivalent technology. There might not always be commercially reasonable alternatives to the third-party infrastructure, software, and services that we currently license. Any such alternatives could be more difficult or costly to replace than what we currently license, and integration of the alternatives into our cloud-based products could require significant work and resources and delays. Any delays or failures associated with our cloud-based products could damage our reputation with current and potential customers and have an adverse effect on our business.
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

SPS COMMERCE, INC.	15	Form 10-K for the Annual Period ended December 31, 2022

A failure to protect the integrity and security of our customers’ information and prevent cyber-attacks could materially damage our reputation, expose us to claims and litigation, and lead to service disruptions and harm our business. Additionally, the growing costs to avoid or reduce the risks of such a failure could adversely affect our results of operations.
As demonstrated by the frequency and sophistication of material and high-profile data security breaches within the retail industry; computer malware, viruses, computer hacking, phishing attacks, spamming, ransomware, and other cyber threats have become more prevalent in our industry. Given the interconnected nature of the retail supply chain, our significant presence in the retail industry, and the occurrence of cyber-attacks on our system in the past, we believe that we are an attractive target for such attacks.
Our business involves the collection and use of confidential information of our customers and their trading partners which sometimes requires our direct access to our customers’ information systems. Our security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers via cyber-attacks, employee error, malfeasance, system errors or vulnerabilities, including vulnerabilities of our third-party vendors and customers, and result in someone obtaining unauthorized access to our customers’ information and information systems. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as usernames, passwords, or other information in order to gain access to our customers’ data or our data or IT systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Malicious third parties may also conduct attacks designed to temporarily deny customers access to our services.
Any failure to maintain performance, reliability, security and availability of our cloud-based products to the satisfaction of our customers, or any unauthorized access to our customers’ information or systems may cause service disruptions, harm our reputation, impair our ability to retain existing customers and attract new customers and expose us to legal claims or government action, each of which could have a material adverse impact on our financial condition, results of operations and growth prospects. Although we are allocating more resources to address cyber threats and safeguard our products and services, including insurance in the event of a breach, we cannot assure you that these efforts to protect this confidential information and prevent unauthorized access to such information systems will be successful, and the growing costs related to these efforts could adversely affect our results of operations. In addition, because of the critical nature of information security and system access, any actual or perceived failure of our security measures could cause existing or potential customers not to use our products and harm our reputation.
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
Technology products like ours may contain undetected defects in the hardware, software, infrastructure, third-party components or processes that are part of the products we provide. If these defects lead to service failures, we could experience delays or lost revenues, diversion of technology resources, negative media attention or increased service costs as a result of performance claims during the period required to correct the cause of the defects. We cannot be certain that defects will be avoided in our upgraded or new products, resulting in loss of, or delay in, market acceptance, which could have an adverse effect on our business, results of operations and financial condition.
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

SPS COMMERCE, INC.	16	Form 10-K for the Annual Period ended December 31, 2022

The insurers under our existing liability insurance policy could deny coverage of a future claim that results from an error or defect in our technology or a resulting disruption in our products, or our existing liability insurance might not be adequate to cover any or all of the damages and other costs of such a claim. Moreover, we cannot assure you that our current liability insurance coverage will continue to be available to us on acceptable terms or at all. The successful assertion against us of one or more large claims that exceeds, or is not insured by, our insurance coverage, or the occurrence of changes in our liability insurance policy, including an increase in premiums or imposition of large deductible or co-insurance requirements, could have an adverse effect on our business, financial condition, and operating results.
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
Some of our products use or incorporate software that is subject to one or more open source licenses. Open source software is typically licensed under terms that require making the software freely accessible, usable, and modifiable. Failure to comply with these licenses may subject us to onerous requirements, such as offering our products that incorporate the open source software for no cost or making the source code we create based upon, incorporating, or using the open source software available for modifications or derivative works. If an author or third-party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our services that contained the open source software and required to comply with the foregoing conditions, which could disrupt the distribution and sale of some of our products.
While we monitor the use of a majority of open source software in our products, processes and technology and work to ensure that open source software is not used in such a way as to require us to disclose the source code to the related product or products, such use could inadvertently occur. Additionally, if a third-party software provider has incorporated certain types of open source software into software we license from such third-party for our products, we could, under certain circumstances, be required to disclose the source code to our products. This could harm our intellectual property position and have a material adverse effect on our business, results of operations and financial condition.
If we fail to protect our intellectual property and proprietary rights adequately, our business could suffer material adverse effects.
We believe that proprietary technology is essential to establishing and maintaining our leadership position. We seek to protect our intellectual property through trade secrets, copyrights, confidentiality, non-compete and nondisclosure agreements, license agreements, trademarks, domain names and other measures, some of which afford only limited protection. We do not have any registered copyrights. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or reverse engineer aspects of our technology or to obtain and use information that we regard as proprietary. We cannot assure you that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar or superior technology or design around our intellectual property. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the U.S. intellectual property protections may also be unavailable, limited or difficult to enforce in some countries, which could make it easier for competitors to capture market share. Our failure to adequately protect our intellectual property and proprietary rights could adversely affect our business, financial condition, and results of operations.
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

SPS COMMERCE, INC.	17	Form 10-K for the Annual Period ended December 31, 2022

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
We might not prevail in any intellectual property infringement litigation against us given, among other reasons, the complex technical issues, and inherent uncertainties in such litigation. Moreover, defending such claims, regardless of their merit, could be time-consuming and distracting to management, result in costly litigation or settlement, cause development delays, require us to enter into royalty or licensing agreements or require us to redesign our products to avoid infringement. If our products violate any third-party proprietary rights, we could be required to withdraw those products from the market, re-develop those products or seek to obtain licenses from third parties, which might not be available on reasonable terms or at all. Any efforts to re-develop our products, obtain licenses from third parties on favorable terms or license a substitute technology might be unsuccessful and, in any case, might substantially increase our costs and harm our business, financial condition and operating results. We also face risk of infringement or misappropriation claims if we hire an employee or contractor who possesses third-party proprietary information and who decides to use such information in connection with our products, services, or business processes without such third-party’s authorization. Regardless of the source of such misuse of third-party intellectual property, any resulting withdrawal of our products from the market might materially harm our business, financial condition, and operating results.
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
Regulation
Privacy concerns and laws, evolving regulation of the internet and cloud computing, cross-border data transfer restrictions and other domestic or foreign regulations may limit the use and adoption of our products and adversely affect our business.
Regulation related to the provision of services on the internet is increasing, as federal, state, and foreign governments continue to adopt new laws and regulations addressing eCommerce generally, data privacy and the collection, processing, storage and use of personal information, including but not limited to the European Union's General Data Protection Regulation. We are particularly sensitive to these risks because the internet and the collection, processing, storage, and use of personal information are critical components of our cloud-based business model. Further, laws are increasingly aimed at the use of personal information for marketing purposes, such as the European Union’s e-Privacy Directive, and the country-specific regulations that implement that directive. Such laws and regulations are subject to differing interpretations and are inconsistent among jurisdictions. These and other requirements could reduce demand for our products or restrict our ability to store and process data or, in some cases, impact our ability to offer, or develop new, services and products in certain locations.
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

SPS COMMERCE, INC.	18	Form 10-K for the Annual Period ended December 31, 2022

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
Our quarterly revenues and results of operations have varied in the past and may fluctuate in the future. Fluctuations in our results of operations may be due to a number of factors, including, but not limited to, those listed below and identified throughout this “Risk Factors” section:
•our ability to retain and increase sales to customers and attract new customers, including our ability to maintain and increase our number of recurring revenue customers;
•the timing and success of introductions of new products or upgrades by us or our competitors;
•the strength of the U.S. and global economy, in particular, as it affects the U.S. retail sector;
•the financial condition of our customers;
•changes in our pricing policies or those of our competitors;
•competition, including entry into the industry by new competitors;
•the amount and timing of our expenses, including stock-based compensation and expenditures related to expanding our operations, supporting new customers, performing research and development, or introducing new products;
•changes in laws and regulations impacting our business;
•regulatory compliance costs and unforeseen legal expenses, including litigation and settlement costs;
•the timing, size, integration and operational success of potential future acquisitions;
•changes in the payment terms for our products; and
•system or service failures, security breaches or network downtime.
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
Our stock price may be volatile.
Our stock price has fluctuated and may fluctuate in the future, depending on a number of factors, including:
•fluctuations in our guidance and quarterly financial results or the guidance or quarterly financial results of companies perceived to be similar to us;
•fluctuations in our recorded revenue, even during periods of significant sales order activity;
•fluctuations in stock market volume;

SPS COMMERCE, INC.	19	Form 10-K for the Annual Period ended December 31, 2022

•changes in estimates of our financial results or recommendations by securities analysts;
•failure of any of our products to achieve or maintain market acceptance;
•changes in market valuations of companies perceived to be similar to us;
•success of competitive products or services;
•changes in our capital structure, such as future issuances of securities or the incurrence of debt;
•announcements by us or our competitors of significant products, contracts, acquisitions, or strategic alliances;
•legal or regulatory developments in the U.S., foreign countries, or both;
•litigation involving our company, our general industry or both;
•additions or departures of key personnel;
•investors’ general perception of us; and
•changes in general economic, industry and market conditions.
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
Provisions of our certificate of incorporation and bylaws and applicable provisions of Delaware law may delay, discourage, or inhibit transactions involving an actual or potential change in our control or change in our management, including transactions in which stockholders might otherwise receive a premium for their shares, or transactions that our stockholders might otherwise deem to be in their best interests, and may ultimately result in the market price of our common stock being lower than it would be without these provisions. These provisions:
•permit our board of directors to issue up to 5,000,000 shares of preferred stock, with any rights, preferences and privileges as our board may designate, including the right to approve an acquisition or other change in our control;
•provide that the authorized number of directors may be changed by resolution of the board of directors;
•provide that all vacancies, including newly created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;
•provide that stockholders seeking to present proposals before a meeting of stockholders or to nominate candidates for election as directors at a meeting of stockholders must provide notice in writing in a timely manner, and also specify requirements as to the form and content of a stockholder’s notice; and
•do not provide for cumulative voting rights.
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

SPS COMMERCE, INC.	20	Form 10-K for the Annual Period ended December 31, 2022

General
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
We are subject to income taxes in the U.S. and various foreign jurisdictions, and our domestic and international tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:
•changes in the valuation of our deferred tax assets and liabilities;
•expected timing and amount of the release of tax valuation allowances;
•expiration of, or detrimental changes in, research and development tax credit laws;
•tax effects of stock-based compensation;
•costs related to intercompany restructurings;
•changes in tax laws, regulations, accounting principles or interpretations thereof; and
•future earnings being lower than anticipated in countries where we have lower statutory tax rates and higher than anticipated earnings in countries where we have higher statutory tax rates.
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
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our corporate headquarters, including our principal administrative, marketing, sales, technical support, and research and development facilities, are located in Minneapolis, Minnesota. This location includes approximately 198,000 square feet of space and is under lease through 2027. We lease other smaller facilities across the U.S. and international locations. We believe that our current facilities are suitable and adequate to meet our current needs and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations. For additional information regarding obligations under operating leases, see Note I of our consolidated financial statements, included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

SPS COMMERCE, INC.	21	Form 10-K for the Annual Period ended December 31, 2022

Item 3.    Legal Proceedings
We are not currently subject to any material legal proceedings. From time to time, we may be named as a defendant in legal actions or otherwise be subject to claims arising from our normal business activities. We believe that we have obtained adequate insurance coverage and/or rights to indemnification in connection with potential legal proceedings that may arise.
Item 4.    Mine Safety Disclosures
Not applicable.

SPS COMMERCE, INC.	22	Form 10-K for the Annual Period ended December 31, 2022

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Information - Our common stock is and has been traded on the Nasdaq Global Market under the symbol “SPSC” since April 22, 2010, the date of our initial public offering.
Stockholders of Record - As of February 10, 2023, we had 68 stockholders of record of our common stock, excluding holders whose stock is held either in nominee name and/or street name brokerage accounts.
Dividends - We have not declared or paid cash dividends on our common stock. We currently intend to retain our future earnings, if any, to finance the operation and expansion of our business, and, therefore, we do not expect to pay cash dividends on our common stock in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, outstanding indebtedness and plans for expansion and restrictions imposed by lenders, if any.
Stock Performance Graph and Cumulative Total Return
Notwithstanding any statement to the contrary in any of our previous or future filings with the SEC, the following information relating to the price performance of our common stock shall not be deemed to be “filed” with the SEC or to be “soliciting material” under the Securities Exchange Act of 1934, as amended, (“Exchange Act”), and it shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended (“Securities Act”), or the Exchange Act, except to the extent we specifically incorporate it by reference into such filing.
The table and graph below compare the cumulative total stockholder return of our common stock with that of the Nasdaq US Benchmark TR Index and the Nasdaq Computer Index from December 31, 2017 through December 31, 2022, utilizing the last trading day of each respective year. The return assumes that $100 was invested in shares of our common stock and the other indexes at the close of market on December 29, 2017, the last trading day of 2017, and that dividends, if any, were reinvested. The comparisons in this table and graph are based on historical data and are not intended to forecast or be indicative of future performance of our common stock.
Comparison of Cumulative Total Returns of SPS Commerce, Inc. to Comparable Indexes

Date	SPS Commerce	Nasdaq US Benchmark TR Index	Nasdaq Computer Index
12/29/2017	$100.00	$100.00	$100.00
12/31/2018	169.54	94.56	96.32
12/31/2019	228.11	124.03	144.80
12/31/2020	446.96	150.41	217.17
12/31/2021	585.92	189.36	299.39
12/30/2022	528.63	152.00	192.28

SPS COMMERCE, INC.	23	Form 10-K for the Annual Period ended December 31, 2022

Recent Sales of Unregistered Securities; Use of Proceeds from Sales of Registered Securities
Not applicable.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The share repurchase activity for the quarter ended December 31, 2022 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (1)
October 1 - 31, 2022	1,291	$120.06	1,291	$47,368,000
November 1 - 30, 2022	3,024	119.05	3,024	47,008,000
December 1 - 31, 2022	—	—	—	47,008,000
Total	4,315	$119.35	4,315	$47,008,000
For more information regarding our share repurchase programs, refer to Note J to our consolidated financial statements, included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
(1)On July 26, 2022 (announced July 27, 2022), our board of directors authorized a program to repurchase up to $50.0 million of our common stock. Under the program, purchases may be made from time to time in the open market or in privately negotiated purchases, or both. The new share repurchase program became effective August 26, 2022 and expires on July 26, 2024.
Item 6.    [Reserved]

SPS COMMERCE, INC.	24	Form 10-K for the Annual Period ended December 31, 2022

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our audited consolidated financial statements and related notes which are included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Our actual results could differ materially from those anticipated in the forward-looking statements included in this discussion as a result of certain factors, including, but not limited to, those discussed in Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K.
Overview
SPS Commerce is a leading provider of cloud-based supply chain management services across our global retail network. Our products make it easier for retailers, grocers, distributors, suppliers, and logistics firms to communicate and collaborate by simplifying how they manage and share item, inventory, order and sales data across omnichannel retail channels. We deliver our products using a full-service model, which includes industry-leading technology and a team of experts that optimize, update, and operate the technology on customers' behalf.
Our products enable customers to increase supply chain performance, optimize inventory levels and sell-through, reduce operational costs, improve order visibility, and satisfy consumer demands for a seamless omnichannel experience.
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
Key Financial Terms, Metrics and Non-GAAP Financial Measures
Sources of Revenues
Fulfillment - Our Fulfillment product is a full-service EDI solution that scales as a business grows. Companies can use a single system to manage orders and logistics from all sales channels, including wholesale, eCommerce, and marketplaces. Fulfillment is configurable for any trading partner, document or business system used for order management and offers a full suite of tools to help businesses efficiently manage their supply chain.
Analytics - Our Analytics product enables organizations to improve visibility into how products are selling through a single connection across all sales channels, including wholesale, eCommerce, and marketplaces. Analytics improves access and usage of sales and inventory data through a combination of our analytics applications, network of connections, and industry-leading expertise.
Other Products - We provide several complementary products, such as:
◦Assortment - Our Assortment product simplifies the communication of robust, accurate item data by automatically translating item attributes, and hierarchies through a single connection across all sales channels.
◦Community - Our Community product allows organizations to accelerate digitization of their supply chain and improve collaboration with suppliers through proven change management and onboarding programs.
Cost of Revenues and Operating Expenses
Cost of Revenues - Cost of revenues consist primarily of personnel costs for our customer success and implementation teams, customer support personnel, and application support personnel, as well as amortization related to internally developed software.
Sales and Marketing Expenses - Sales and marketing expenses consist primarily of personnel costs for our sales, marketing, product management teams, and commissions earned by our sales personnel and referral partners.
Research and Development Expenses - Research and development expenses consist primarily of personnel costs and stock-based compensation expense for development of new and maintenance of existing products, net of amounts capitalized as developed software.
General and Administrative Expenses - General and administrative expenses consist primarily of personnel costs and stock-based compensation expense for finance, human resources, and internal technology support, as well as professional services and other fees, such as bad debt expense and credit card processing fees.

SPS COMMERCE, INC.	25	Form 10-K for the Annual Period ended December 31, 2022

Overhead Allocation - We allocate overhead expenses such as rent, certain employee benefit costs, and depreciation of general office assets to cost of revenues and operating expenses categories based on expense type using department headcount or salary.
Amortization of Intangibles Assets - Amortization expense consists of the expense recognition of acquired intangible assets over their estimated useful lives.
Other Income (Expense), net
Other income (expense) consists primarily of realized gain (loss) from foreign currency on cash and investments held and investment income.
Income Tax Expense
Income tax expense consists primarily of income taxes for U.S. federal jurisdiction in addition to income taxes for various state and international jurisdictions.
Metrics and Non-GAAP Financial Measures
Recurring Revenue Customers - As of December 31, 2022, we had 42,300 customers with ongoing contracts to pay us monthly fees, which we refer to as recurring revenue customers. A small portion of our recurring revenue customers consist of separate units within a larger organization. We treat each of these units, which may include divisions, departments, affiliates and franchises, as distinct customers.
Wallet Share - We calculate average recurring revenues per recurring revenue customer, which we also refer to as wallet share, by dividing the recurring revenues from recurring revenue customers for the period by the average of the beginning and ending number of recurring revenue customers for the period.
Non-GAAP Financial Measures - To supplement our consolidated financial statements, we provide investors with Adjusted EBITDA, Adjusted EBITDA Margin, and non-GAAP income per share, all of which are non-GAAP financial measures. We believe that these non-GAAP financial measures provide useful information to our management, board of directors, and investors regarding certain financial and business trends relating to our financial condition and results of operations.
Our management uses these non-GAAP financial measures to compare our performance to that of prior periods for trend analyses and planning purposes. Adjusted EBITDA is also used for purposes of determining executive and senior management incentive compensation. We believe these non-GAAP financial measures are useful to an investor as they are widely used in evaluating operating performance. Adjusted EBITDA and Adjusted EBITDA Margin are used to measure operating performance without regard to items such as depreciation and amortization, which can vary depending upon accounting methods and the book value of assets, and to present a meaningful measure of corporate performance exclusive of capital structure and the method by which assets were acquired.
These non-GAAP financial measures should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP. These non-GAAP financial measures exclude significant expenses and income that are required by GAAP to be recorded in our consolidated financial statements and are subject to inherent limitations. Investors should review the reconciliations of non-GAAP financial measures to the comparable GAAP financial measures that are included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Critical Accounting Policies and Estimates
The discussion of our financial condition and results of operations is based upon our consolidated financial statements, which are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. On an ongoing basis, we evaluate our estimates, judgments, and assumptions. We base our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe to be reasonable. Our actual results may differ from these estimates under different assumptions or conditions.
A critical accounting policy or estimate is one that is both material to the presentation of our financial statements and requires us to make difficult, subjective, or complex judgments relating to uncertain matters that could have a material effect on our financial condition and results of operations. Accordingly, we believe that our policies for revenue

SPS COMMERCE, INC.	26	Form 10-K for the Annual Period ended December 31, 2022

recognition, internally developed software, and business combinations are the most critical to fully understand and evaluate our financial condition and results of operations.
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
Internally Developed Software
Internally developed software consists of capitalized costs incurred during the application development stage, which include costs related to the design of the chosen path, coding, installation of the hardware necessary to run the software, and any testing done before the operational stage. Costs incurred during the preliminary project stage and post-implementation stage are expensed as incurred. Additionally, maintenance of internally developed software are expensed as incurred. Internally developed software is amortized over the estimated useful life, three years, commencing on the date when the asset is ready for its intended use. Amortization is computed using the straight-line method.
Business Combinations
We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values as of the acquisition date. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations may require us to make significant estimates and assumptions, especially with respect to intangible assets.
Significant estimates in valuing certain intangible assets may include, but are not limited to, future expected cash flows from acquired customers and developed technology from a market participant perspective, useful lives, and discount rates. Significant estimates in valuing liabilities for contingent consideration may include, but are not limited to, discount rates, projected financial results of the acquired businesses based on our most recent internal forecasts, and factors indicating the probability of achieving the forecasted results.
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

SPS COMMERCE, INC.	27	Form 10-K for the Annual Period ended December 31, 2022

Results of Operations
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
The following table presents our results of operations for the periods indicated:

	Year Ended December 31,
	2022		2021		Change
($ in thousands)	$	% of revenue(1)	$	% of revenue(1)	$	%
Revenues	$450,875	100.0%	$385,276	100.0%	$65,599	17.0%
Cost of revenues	153,065	33.9	131,678	34.2	21,387	16.2
Gross profit	297,810	66.1	253,598	65.8	44,212	17.4
Operating expenses
Sales and marketing	101,772	22.6	88,044	22.9	13,728	15.6
Research and development	45,748	10.1	39,038	10.1	6,710	17.2
General and administrative	67,340	14.9	61,305	15.9	6,035	9.8
Amortization of intangible assets	11,768	2.6	10,126	2.6	1,642	16.2
Total operating expenses	226,628	50.3	198,513	51.5	28,115	14.2
Income from operations	71,182	15.8	55,085	14.3	16,097	29.2
Other income (expense), net	142	—	(1,544)	(0.4)	1,686	(109.2)
Income before income taxes	71,324	15.8	53,541	13.9	17,783	33.2
Income tax expense	16,190	3.6	8,944	2.3	7,246	81.0
Net income	$55,134	12.2%	$44,597	11.6%	$10,537	23.6%

(1) Amounts in column may not foot due to rounding
Revenues - Revenues increased for the 88th consecutive quarter. The increase in revenues resulted from two primary factors: the increase in recurring revenue customers, which is driven primarily by continued business growth and by business acquisitions, and the increase in average recurring revenues per recurring revenue customer, which we also refer to as wallet share.
•The number of recurring revenue customers increased 13% to 42,300 at December 31, 2022 from 37,500 at December 31, 2021 primarily due to sales and marketing efforts to acquire new customers and due to recent acquisitions.
•Wallet share increased 4% to $10,500 at December 31, 2022 from $10,050 at December 31, 2021. This was primarily attributable to increased usage of our products by our recurring revenue customers.
Recurring revenues increased 18% in 2022, as compared to 2021, and accounted for 93% and 92% of our total revenues in 2022 and 2021, respectively. We anticipate that the number of recurring revenue customers and wallet share will continue to increase as we execute our growth strategy focused on further penetrations of our market.
Cost of Revenues - The increase in cost of revenues was primarily due to increased headcount which resulted in an increase of $15.6 million in personnel-related costs and an increase of $1.9 million in stock-based compensation.
Sales and Marketing Expenses - The increase in sales and marketing expense was primarily due to increased headcount which resulted in an increase of $9.4 million in personnel-related costs and an increase of $1.3 million in stock-based compensation. Additionally, there was an increase of $1.2 million in sales commissions due to increased sales.
Research and Development Expenses - The increase in research and development expense was primarily due to increased headcount which resulted in increases of personnel costs of $4.4 million and stock-based compensation of $1.3 million.
General and Administrative Expenses - The increase in general and administrative expense was primarily due to increased headcount which resulted in an increase in personnel-related costs of $1.9 million. There was also an increase of $1.3 million in stock-based compensation. Additionally, as we continued to support growing operations, there was an increase in professional fees of $1.6 million and an increase of $1.3 million in software subscriptions, partially offset by a decrease of $1.3 million in bad debt expense.

SPS COMMERCE, INC.	28	Form 10-K for the Annual Period ended December 31, 2022

Amortization of Intangible Assets - The increase in amortization of intangible assets was driven by increased intangible assets related to recent business acquisitions.
Other Income (Expense) - The change was primarily due to increased investment income and favorable foreign currency exchange rate changes.
Income Tax Expense - The increase in income tax expense was driven by an increase in pre-tax income and a decrease in excess tax deductions due to the current period equity award settlements. This was partially offset by a decrease in nondeductible executive compensation. Excess tax benefits generated upon the settlement or exercise of stock awards are recognized as a reduction to income tax expense and, as a result, we expect that our annual effective income tax rate will fluctuate.
Adjusted EBITDA - Adjusted EBITDA consists of net income adjusted for income tax expense, depreciation and amortization expense, stock-based compensation expense, realized gain or loss from foreign currency on cash and investments held, investment income or loss, and other adjustments as necessary for a fair presentation.
For the year ended December 31, 2021, other adjustments included disposals of cloud hosting arrangement implementation costs and accelerated tenant improvement benefit, which was incurred as part of executing a lease agreement. This tenant improvement adjustment was partially offset by accelerated depreciation, which is included within Depreciation and amortization of property and equipment and was also incurred as part of executing a lease agreement.
The following table provides a reconciliation of net income to Adjusted EBITDA:

	Year Ended December 31,
(in thousands)	2022	2021
Net income	$55,134	$44,597
Income tax expense	16,190	8,944
Depreciation and amortization of property and equipment	16,421	14,788
Amortization of intangible assets	11,768	10,126
Stock-based compensation expense	33,399	27,574
Realized loss from foreign currency on cash and investments held	1,026	1,456
Investment income	(1,670)	(278)
Other	—	(192)
Adjusted EBITDA	$132,268	$107,015
Adjusted EBITDA Margin - Adjusted EBITDA Margin consists of Adjusted EBITDA divided by revenue. Margin, the comparable GAAP measure of financial performance, consists of net income divided by revenue.
The following table provides a comparison of Margin to Adjusted EBITDA Margin:

	Year Ended December 31,
(in thousands, except Margin and Adjusted EBITDA Margin)	2022	2021
Revenue	$450,875	$385,276

Net income	55,134	44,597
Margin	12%	12%

Adjusted EBITDA	$132,268	$107,015
Adjusted EBITDA Margin	29%	28%
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
For the year ended December 31, 2021, other adjustments included disposals of cloud hosting arrangement implementation costs and accelerated tenant improvement benefit, which was incurred as part of executing a lease

SPS COMMERCE, INC.	29	Form 10-K for the Annual Period ended December 31, 2022

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
The following table provides a reconciliation of net income to non-GAAP income per share:

	Year Ended December 31,
(in thousands, except per share amounts)	2022	2021
Net income	$55,134	$44,597
Stock-based compensation expense	33,399	27,574
Amortization of intangible assets	11,768	10,126
Realized loss from foreign currency on cash and investments held	1,026	1,456
Other	—	(192)
Income tax effects of adjustments	(14,639)	(16,454)
Non-GAAP income	$86,688	$67,107
Shares used to compute non-GAAP income per share
Basic	36,117	35,928
Diluted	36,953	36,962
Non-GAAP income per share
Basic	$2.40	$1.87
Diluted	$2.35	$1.82
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
The discussion of our results from operations for the year ended December 31, 2021 compared to the year ended December 31, 2020 can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Liquidity and Capital Resources
At December 31, 2022, our principal sources of liquidity were cash and cash equivalents and short-term investments totaling $214.3 million, and net accounts receivable of $39.4 million. Our investments are selected in accordance with our investment policy, with a goal of maintaining liquidity and capital preservation. Our cash equivalents and short-term investments are held in highly liquid instruments, primarily money market funds, certificates of deposits, and commercial paper.
The summary of activity within the consolidated statements of cash flows was as follows:

	Twelve Months Ended December 31,
(in thousands)	2022	2021
Net cash provided by operating activities	$100,052	$112,893
Net cash used in investing activities	(112,790)	(46,703)
Net cash used in financing activities	(31,631)	(8,361)
Net Cash Flows from Operating Activities
The decrease in cash provided by operating activities was primarily driven by changes in the amount and timing of settlement of operating assets and liabilities, primarily the change in accrued compensation.

SPS COMMERCE, INC.	30	Form 10-K for the Annual Period ended December 31, 2022

Net Cash Flows from Investing Activities
The increase in net cash used in investing activities was primarily due to increased business acquisition activity.
Net Cash Flows from Financing Activities
The increase in net cash used in financing activities was primarily due to the increased repurchases of common stock.
The discussion of our liquidity and capital resources for the year ended December 31, 2021 compared to the year ended December 31, 2020 can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Contractual and Commercial Commitment Summary
Our contractual obligations and commercial commitments as of December 31, 2022 are summarized below:

	Payments Due by Period
(in thousands)	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Operating lease obligations, including imputed interest	$4,889	$8,854	$5,029	$—	$18,772
Purchase commitments	3,126	1,789	—	—	4,915
Total	$8,015	$10,643	$5,029	$—	$23,687
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
•response of competitors to our products and applications; and
•use of capital for acquisitions.
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

SPS COMMERCE, INC.	31	Form 10-K for the Annual Period ended December 31, 2022

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
We did not have any variable interest rate outstanding debt as of December 31, 2022. Therefore, we do not have any material risk to interest rate fluctuations.
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
Our sales are primarily denominated in U.S. dollars. Our expenses are generally denominated in the local currencies in which our operations are located. As of December 31, 2022, we maintained 11% of our total cash and cash equivalents and investments in foreign currencies.
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

SPS COMMERCE, INC.	32	Form 10-K for the Annual Period ended December 31, 2022

Item 8.    Financial Statements and Supplementary Data
SPS Commerce, Inc. and Subsidiaries Consolidated Financial Statements

SPS COMMERCE, INC.	33	Form 10-K for the Annual Period ended December 31, 2022

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
SPS Commerce, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of SPS Commerce, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 21, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Assessment of the capitalized internal costs for internally developed software
As discussed in Note A to the consolidated financial statements, the Company capitalizes costs incurred for internally developed software during the application development stage. Capitalized internally developed software is recorded within property and equipment and depreciated over the estimated useful life.
We identified the assessment of the capitalized internal costs for internally developed software as a critical audit matter. Subjective auditor judgment was required to assess the stage of software development for new internally developed software or upgrades and enhancements for existing internally developed software, which determines when costs should be capitalized.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company's internally developed software process. This included controls related to the evaluation and approval of new internally developed software projects or upgrades and enhancements to existing internally developed software projects, monitoring of the software development stage, and capitalization of internal costs. We examined a sample of capitalized internally developed software costs to evaluate costs that were capitalized for new internally developed software or upgrades and enhancements for existing internally developed software. For each sample, we evaluated the capitalized costs and assessed the stage of software development by inspecting underlying documentation and inquiring of the Company's technology developers performing

SPS COMMERCE, INC.	34	Form 10-K for the Annual Period ended December 31, 2022

the internally developed software activities regarding the specific nature, stage of completion, and hours incurred on the project.

/s/ KPMG LLP

We have served as the Company’s auditor since 2013.

Minneapolis, Minnesota
February 21, 2023

SPS COMMERCE, INC.	35	Form 10-K for the Annual Period ended December 31, 2022

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
SPS Commerce, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited SPS Commerce, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 21, 2023 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired GCommerce, Inc. and InterTrade Systems Inc. during 2022, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, GCommerce, Inc. and InterTrade Systems Inc.’s internal control over financial reporting associated with total assets of 3.7% and total revenues of 1.4% included in the consolidated financial statements of the Company as of and for the year ended December 31, 2022. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of GCommerce, Inc. and InterTrade Systems Inc.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ KPMG LLP
Minneapolis, Minnesota
February 21, 2023

SPS COMMERCE, INC.	36	Form 10-K for the Annual Period ended December 31, 2022

SPS COMMERCE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except shares)	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$162,893	$207,552
Short-term investments	51,412	49,758
Accounts receivable	42,501	38,811
Allowance for credit losses	(3,066)	(4,249)
Accounts receivable, net	39,435	34,562
Deferred costs	52,755	44,529
Other assets	16,319	16,042
Total current assets	322,814	352,443
Property and equipment, net	35,458	31,901
Operating lease right-of-use assets	9,170	10,851
Goodwill	197,284	143,663
Intangible assets, net	88,352	58,587
Other assets
Deferred costs, non-current	17,424	15,191
Deferred income tax assets	227	182
Other assets, non-current	2,185	3,028
Total assets	$672,914	$615,846
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$11,256	$8,330
Accrued compensation	30,235	31,661
Accrued expenses	7,451	8,345
Deferred revenue	57,423	50,428
Operating lease liabilities	4,277	4,108
Total current liabilities	110,642	102,872
Other liabilities
Deferred revenue, non-current	4,771	5,144
Operating lease liabilities, non-current	13,009	16,426
Deferred income tax liabilities	7,419	7,145
Total liabilities	135,841	131,587
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 110,000,000 shares authorized; 38,309,144 and 37,798,610 shares issued; and 36,158,046 and 36,009,257 shares outstanding, respectively	38	38
Treasury Stock, at cost; 2,151,098 and 1,789,353 shares, respectively	(128,892)	(85,677)
Additional paid-in capital	476,117	433,258
Retained earnings	193,221	138,087
Accumulated other comprehensive loss	(3,411)	(1,447)
Total stockholders’ equity	537,073	484,259
Total liabilities and stockholders’ equity	$672,914	$615,846
See accompanying notes to these consolidated financial statements.

SPS COMMERCE, INC.	37	Form 10-K for the Annual Period ended December 31, 2022

SPS COMMERCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands, except per share amounts)	2022	2021	2020
Revenues	$450,875	$385,276	$312,630
Cost of revenues	153,065	131,678	99,836
Gross profit	297,810	253,598	212,794
Operating expenses
Sales and marketing	101,772	88,044	75,955
Research and development	45,748	39,038	31,024
General and administrative	67,340	61,305	50,119
Amortization of intangible assets	11,768	10,126	5,538
Total operating expenses	226,628	198,513	162,636
Income from operations	71,182	55,085	50,158
Other income (expense), net	142	(1,544)	2,522
Income before income taxes	71,324	53,541	52,680
Income tax expense	16,190	8,944	7,094
Net income	$55,134	$44,597	$45,586
Other comprehensive income (expense)
Foreign currency translation adjustments	(2,240)	(514)	1,097
Unrealized gain (loss) on investments, net of tax of $147, ($34), and ($3) respectively	441	(102)	(10)
Reclassification of (gain) loss on investments into earnings, net of tax of ($55), $63, and ($52), respectively	(165)	190	(157)
Total other comprehensive income (expense)	(1,964)	(426)	930
Comprehensive income	$53,170	$44,171	$46,516

Net income per share
Basic	$1.53	$1.24	$1.29
Diluted	$1.49	$1.21	$1.26

Weighted average common shares used to compute net income per share
Basic	36,117	35,928	35,226
Diluted	36,953	36,962	36,285
See accompanying notes to these consolidated financial statements.

SPS COMMERCE, INC.	38	Form 10-K for the Annual Period ended December 31, 2022

SPS COMMERCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands, except shares)	Shares	Amount	Shares	Amount
Balances, December 31, 2019	34,863,271	$36	1,241,348	$(46,297)	$354,115	$48,973	$(1,951)	$354,876
Stock-based compensation	—	—	—	—	17,382	—	—	17,382
Shares issued pursuant to stock awards	934,015	1	—	—	18,591	—	—	18,592
Employee stock purchase plan activity	61,833	—	—	—	3,374	—	—	3,374
Repurchases of common stock	(371,902)	—	371,902	(18,950)	—	—	—	(18,950)
Net income	—	—	—	—	—	45,586	—	45,586
Foreign currency translation adjustments	—	—	—	—	—	—	1,097	1,097
Unrealized loss on investments, net of tax	—	—	—	—	—	—	(10)	(10)
Reclassification of gain on investments into earnings, net of tax	—	—	—	—	—	—	(157)	(157)
Adoption of ASU 2016-13	—	—	—	—	—	(1,069)	—	(1,069)
Balances, December 31, 2020	35,487,217	$37	1,613,250	$(65,247)	$393,462	$93,490	$(1,021)	$420,721
Stock-based compensation	—	—	—	—	25,686	—	—	25,686
Shares issued pursuant to stock awards	642,417	1	—	—	9,373	—	—	9,374
Employee stock purchase plan activity	55,726	—	—	—	4,737	—	—	4,737
Repurchases of common stock	(176,103)	—	176,103	(20,430)	—	—	—	(20,430)
Net income	—	—	—	—	—	44,597	—	44,597
Foreign currency translation adjustments	—	—	—	—	—	—	(514)	(514)
Unrealized loss on investments, net of tax	—	—	—	—	—	—	(102)	(102)
Reclassification of loss on investments into earnings, net of tax	—	—	—	—	—	—	190	190
Balances, December 31, 2021	36,009,257	$38	1,789,353	$(85,677)	$433,258	$138,087	$(1,447)	$484,259
Stock-based compensation	—	—	—	—	31,275	—	—	31,275
Shares issued pursuant to stock awards	440,427	—	—	—	4,908	—	—	4,908
Employee stock purchase plan activity	70,107	—	—	—	6,676	—	—	6,676
Repurchases of common stock	(361,745)	—	361,745	(43,215)	—	—	—	(43,215)
Net income	—	—	—	—	—	55,134	—	55,134
Foreign currency translation adjustments	—	—	—	—	—	—	(2,240)	(2,240)
Unrealized gain on investments, net of tax	—	—	—	—	—	—	441	441
Reclassification of gain on investments into earnings, net of tax	—	—	—	—	—	—	(165)	(165)
Balances, December 31, 2022	36,158,046	$38	2,151,098	$(128,892)	$476,117	$193,221	$(3,411)	$537,073
See accompanying notes to these consolidated financial statements.

SPS COMMERCE, INC.	39	Form 10-K for the Annual Period ended December 31, 2022

SPS COMMERCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2022	2021	2020
Cash flows from operating activities
Net income	$55,134	$44,597	$45,586
Reconciliation of net income to net cash provided by operating activities
Deferred income taxes	(3,732)	3,881	4,241
Change in earn-out liability	—	—	(85)
Depreciation and amortization of property and equipment	16,421	14,788	13,127
Amortization of intangible assets	11,768	10,126	5,538
Provision for credit losses	3,359	4,717	5,660
Stock-based compensation	33,399	27,574	18,936
Other, net	220	323	(24)
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable	(6,435)	(4,959)	(5,922)
Deferred costs	(10,646)	(9,299)	(3,414)
Other current and non-current assets	2,632	(6,181)	1,201
Accounts payable	144	2,259	1,214
Accrued compensation	(3,786)	6,775	(1,257)
Accrued expenses	(2,829)	1,017	563
Deferred revenue	5,965	14,483	4,432
Operating leases	(1,562)	2,792	(1,234)
Net cash provided by operating activities	100,052	112,893	88,562
Cash flows from investing activities
Purchases of property and equipment	(19,880)	(19,588)	(16,467)
Purchases of investments	(160,427)	(121,242)	(74,797)
Maturities of investments	158,937	111,193	69,461
Acquisitions of businesses, net	(91,420)	(17,066)	(98,666)
Net cash used in investing activities	(112,790)	(46,703)	(120,469)
Cash flows from financing activities
Repurchases of common stock	(43,215)	(20,430)	(18,950)
Net proceeds from exercise of options to purchase common stock	4,908	9,374	18,592
Net proceeds from employee stock purchase plan activity	6,676	4,737	3,374
Payment for contingent consideration	—	(2,042)	(688)
Net cash provided by (used in) financing activities	(31,631)	(8,361)	2,328
Effect of foreign currency exchange rate changes on cash and cash equivalents	(290)	31	19
Net increase (decrease) in cash and cash equivalents	(44,659)	57,860	(29,560)
Cash and cash equivalents at beginning of year	207,552	149,692	179,252
Cash and cash equivalents at end of year	$162,893	$207,552	$149,692
Supplemental disclosure of cash flow information
Cash paid for income taxes	$16,076	$9,979	$1,656
Non-cash financing activities:
Contingent consideration related to acquisition	2,000	—	—
Net purchases of property and equipment on account	(215)	(683)	(551)
See accompanying notes to these consolidated financial statements.

SPS COMMERCE, INC.	40	Form 10-K for the Annual Period ended December 31, 2022

SPS COMMERCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A – General
Business Description
SPS Commerce is a leading provider of cloud-based supply chain management services across our global retail network. Our products make it easier for retailers, grocers, distributors, suppliers, and logistics firms to communicate and collaborate by simplifying how they manage and share item, inventory, order and sales data across omnichannel retail channels. We deliver our products using a full-service model, which includes industry-leading technology and a team of experts that optimize, update, and operate the technology on customers' behalf.
Our products enable customers to increase supply chain performance, optimize inventory levels and sell-through, reduce operational costs, improve order visibility, and satisfy consumer demands for a seamless omnichannel experience.
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
Use of Estimates
Preparing financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
Business Combinations
We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values as of the acquisition date. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill.
Assets acquired include tangible and intangible assets. We use estimates and assumptions that we believe are reasonable as a part of the purchase price allocation, which includes the process to determine the value and useful lives of purchased intangible assets and the process to determine the value of any contingent consideration liabilities. We record the acquisition-date fair value of any contingent liabilities, such as earn-out provisions, as part of the consideration transferred, if present. The unsettled earn-out liability, if any, is subsequently remeasured at each reporting date at fair value.
While we believe these estimates and assumptions are reasonable, they are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the fair value of the assets acquired and the liabilities assumed. Any such adjustments would be recorded as an offset to goodwill or a working capital purchase price adjustment as applicable. Upon the conclusion of the measurement period or final determination of the fair values, whichever comes first, any subsequent adjustments would be recorded in our consolidated statements of comprehensive income.

SPS COMMERCE, INC.	41	Form 10-K for the Annual Period ended December 31, 2022

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
Investments
From time to time, we invest in money market funds, certificates of deposit, and marketable securities such as commercial paper, highly liquid debt instruments of the U.S. government, and U.S. corporate debt securities. Investments with remaining maturities of less than one year from the balance sheet date are classified as short-term investments whereas those with remaining maturities of more than one year from the balance sheet date are classified as investments, non-current.
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
Fair Value Measurements
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
Recurring Fair Value Measurements
We measure certain financial assets at fair value on a recurring basis based on a fair value hierarchy that requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of inputs that are used to measure fair value are:
•Level 1 – quoted prices in active markets for identical assets or liabilities.
•Level 2 – observable inputs other than Level 1 prices, such as (a) quoted prices for similar assets or liabilities, (b) quoted prices in markets with insufficient volume or infrequent transactions (less active markets), or (c) model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3 – unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.
Nonrecurring Fair Value Measurements
We measure certain assets and liabilities at fair value on a nonrecurring basis, including long-lived assets, goodwill, and indefinite-lived intangible assets.

SPS COMMERCE, INC.	42	Form 10-K for the Annual Period ended December 31, 2022

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
Property and Equipment
Property and equipment, including assets acquired under lease obligations, are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization expense is calculated using the straight-line method over the estimated useful lives when placed in service.
We capitalize and amortize eligible costs to acquire or generate internally developed software that are incurred during the application development stage. Costs incurred during the preliminary project stage and post-implementation stage are expensed as incurred. Amortization expense for internally developed software is calculated using the straight-line method over the estimated useful life, commencing on the date when the asset is ready for its intended use.
The estimated useful lives of property and equipment were as follows:

Estimated Useful Life
Internally developed software	3 years
Computer equipment	2-3 years
Office equipment and furniture	5-7 years
Leasehold improvements	Shorter of the useful life of the asset or the remaining term of the lease
Significant additions or improvements extending asset lives beyond one year are capitalized, while repairs and maintenance are charged to expense as incurred. The assets and related accumulated depreciation and amortization are adjusted for asset retirements and disposals with the resulting gain or loss included in our consolidated statements of comprehensive income.
Maintenance of internally developed software are expensed as incurred. The assets and related accumulated amortization are adjusted for abandoned internally developed software with the resulting loss included in our consolidated statements of comprehensive income.
Leases
We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use assets, current operating lease liabilities, and non-current operating lease liabilities in our consolidated balance sheets.
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

SPS COMMERCE, INC.	43	Form 10-K for the Annual Period ended December 31, 2022

Research and Development
Research and development costs primarily include development, maintenance, and data conversion activities related to our cloud-based supply chain management products and are expensed as incurred. Research and development costs are net of amounts capitalized as developed software.
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
The purchased intangible assets are being amortized on a straight-line basis over their estimated useful lives.
The estimated useful lives for intangible were as follows:

Estimated Useful Life
Subscriber relationships	7-10 years
Developed technology	3-10 years
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
We determine revenue recognition through the following steps:
•Identification of the contract, or contracts, with a customer
•Identification of the performance obligations in the contract
•Determination of the transaction price
•Allocation of the transaction price to the performance obligations in the contract
•Recognition of revenue when, or as, we satisfy a performance obligation
See Note C for further descriptions of our revenue recognition policy.

SPS COMMERCE, INC.	44	Form 10-K for the Annual Period ended December 31, 2022

Deferred Costs
Deferred costs are those that are incurred to fulfill or obtain customer contracts and that are considered incremental and recoverable costs. These consist primarily of customer implementation costs, commissions paid to sales personnel and referral partners, respectively. These costs are deferred and amortized over the expected period of benefit which we have determined to be two years.
Customer implementation costs are based on actual costs incurred. Related amortization expense is included in cost of revenues in the consolidated statements of comprehensive income.
Sales commissions are calculated based on estimated annual recurring revenue to be generated over the customer’s initial contract period. Related amortization expense is included in sales and marketing expenses in the consolidated statements of comprehensive income.
Stock-Based Compensation
Stock-based compensation includes grants of incentive and nonqualified stock options, performance share units (“PSUs”), restricted stock awards (“RSAs”), restricted stock units (“RSUs”), deferred stock units (“DSUs”), employee stock purchase plan (“ESPP”) activity, and 401(k) stock match and is used to compensate employees, executive officers, and non-employee directors.
We recognize the cost of all stock-based payments based on the grant date fair value of those awards. This cost is recognized over the period for which an employee is required to provide service in exchange for the award or the award performance period, except for expenses relating to retirement-eligible employees that have not given their required notice, which is recognized on a pro-rata basis over the notice period prior to retirement. For all awards, we recognize forfeitures as they occur.
RSAs result in the issuance of new shares when granted. For other stock-based awards, new shares are issued when the award is exercised, vested, or released according to the terms of the agreement.
Our ESPP allows participating employees to purchase shares of our common stock at a discount through payroll deductions. The plan is available to all employees subject to certain eligibility requirements. Participating employees may purchase common stock, on a voluntary after-tax basis, at a price that is the lower of 85% of the fair market value of our common stock at the beginning or end of each stock purchase period. The plan is a Type B plan, so the number of shares a participants can acquire is variable. Participants purchase more shares as the stock price decreases, up to the total amount originally elected to withhold at the beginning of the offering period. The plan consists of two six-month offering periods, beginning on January 1 and July 1 of each calendar year.
The fair value of stock options and ESPP activity is estimated using the Black-Scholes option valuation model. The fair value for RSAs, RSUs, and DSUs is the closing market value of the underlying stock on the date of grant less the purchase price (if any). The fair value of PSUs is estimated using a Monte Carlo simulation.
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
Income Taxes
We account for income taxes using the asset and liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in our judgment, it is more likely than not that some or all of the deferred tax asset will not be realized. Deferred tax positions are net by jurisdiction on the consolidated balance sheet.

SPS COMMERCE, INC.	45	Form 10-K for the Annual Period ended December 31, 2022

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
Net Income Per Share
Basic net income per share has been computed using the weighted average number of shares of common stock outstanding during each period. Diluted net income per share also includes the impact of our outstanding potential common shares, including options, RSAs, RSUs, PSUs, and DSUs. Potential common shares that are anti-dilutive are excluded from the calculation of diluted net income per share.
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
NOTE B – Business Acquisitions
GCommerce
Effective July 19, 2022, we acquired all of the outstanding equity ownership interests of GCommerce, Inc. ("GCommerce"), a leading EDI provider within the automotive aftermarket industry. Pursuant to the definitive agreement, the purchase price was $45.1 million, including post-closing adjustments. The purchase accounting for the acquisition has not been finalized as of December 31, 2022 due to various items including valuation modeling completion; provisional amounts are primarily related to intangible assets and tax components. We expect to finalize the allocation of the purchase price within the one-year measurement period following the acquisition.
InterTrade
Effective October 4, 2022, we acquired all of the outstanding equity ownership interests of Canadian based InterTrade Systems Inc. ("InterTrade"), a leading EDI provider within the apparel and general merchandising markets. Pursuant to the definitive agreement, the purchase price was $49.1 million, including estimated post-closing adjustments. The purchase accounting for the acquisition has not been finalized as of December 31, 2022 due to various items including valuation modeling completion; provisional amounts are primarily related to intangible assets, net working capital, and tax components. We expect to finalize the allocation of the purchase price within the one-year measurement period following the acquisition.
The definitive agreement included the potential for the seller to receive up to $2.0 million in cash, contingent upon the completion of a technological infrastructure migration project within a specified time period. Given the status of the project, at the date of acquisition as well as at December 31, 2022, we expected to pay the full contingent consideration

SPS COMMERCE, INC.	46	Form 10-K for the Annual Period ended December 31, 2022

balance in 2023. As such, $2.0 million was included in accrued expenses in the consolidated balance sheet at December 31, 2022.

Purchase Price Allocations
We accounted for the acquisitions as business combinations. We allocated each purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition dates:

	2022 Acquisition Activity
	GCommerce			InterTrade
(in thousands)	Acquisition Date Estimated Fair Value as of September 30, 2022	Adjustments	Acquisition Date Estimated Fair Value as of December 31, 2022	Acquisition Date Estimated Fair Value as of December 31, 2022
Cash paid at transaction date	$45,153	$—	$45,153	$47,165
Contingent consideration	—	—	—	2,000
Post-closing adjustments	(64)	—	(64)	(93)
Total consideration	$45,089	$—	$45,089	$49,072

Estimated fair value of assets and liabilities acquired:
Cash	$230	$—	$230	$668
Accounts receivable	467	—	467	1,302
Other current assets	288	—	288	1,903
Operating lease right-of-use asset	934	—	934	—
Intangible assets
Subscriber relationships	18,225	(925)	17,300	17,640
Developed technology	2,025	275	2,300	4,410
Deferred income tax assets	5,291	1,440	6,731	101
Accounts payable	(266)	—	(266)	(2,337)
Accrued compensation	(321)	—	(321)	—
Deferred revenue	(262)	—	(262)	(397)
Operating lease liability	(934)	—	(934)	—
Deferred income tax liabilities	(5,144)	537	(4,607)	(6,228)
Total fair value of assets and liabilities acquired	$20,533	$1,327	$21,860	$17,062

Goodwill	$24,556	$(1,327)	$23,229	$32,010
The following table summarizes the estimated useful lives for each acquired intangible asset, each of which are subject to finalization:

Estimated Useful Life
	GCommerce	InterTrade
Subscriber relationships	8.0 years	8.0 years
Developed technology	5.0 years	6.0 years

SPS COMMERCE, INC.	47	Form 10-K for the Annual Period ended December 31, 2022

NOTE C – Revenue
We derive our revenues from the following revenue streams:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Recurring revenues:
Fulfillment	$364,148	$306,851	$251,272
Analytics	46,894	42,674	38,824
Other	8,005	5,481	4,920
Recurring Revenues	419,047	355,006	295,016
One-time revenues	31,828	30,270	17,614
Total revenue	$450,875	$385,276	$312,630
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
The table below presents the activity of the portion of the deferred revenue liability relating to set-up fees:

	Year Ended December 31,
(in thousands)	2022	2021
Balance, beginning of year	$14,459	$11,118
Invoiced set-up fees	15,457	15,931
Recognized set-up fees	(14,917)	(12,590)
Balance, end of year	$14,999	$14,459
The entire balance of deferred set-up fees will be recognized within two years. Those that will be recognized within the next year are classified as current, whereas the remainder are classified as non-current.

SPS COMMERCE, INC.	48	Form 10-K for the Annual Period ended December 31, 2022

Miscellaneous fees
Miscellaneous fees primarily consist of professional services and testing and certification.
The contract period for these one-time fees is for one year or less and recognized at the time service is provided. We have applied the optional exemption to not disclose information about the remaining performance obligations for miscellaneous one-time fee contracts since they have original durations of one year or less.
Deferred Revenue
In the year ended December 31, 2022, we recognized revenue of $50.4 million from amounts included in deferred revenue at December 31, 2021.
NOTE D – Deferred Costs
The deferred costs activity was as follows:

	Year Ended December 31,
(in thousands)	2022	2021
Balance, beginning of year	$59,720	$50,595
Incurred deferred costs	72,509	64,076
Amortized deferred costs	(62,050)	(54,951)
Balance, end of year	$70,179	$59,720
NOTE E – Fair Value Measurements
Cash Equivalents and Investments
Cash equivalents and investments, as measured at fair value on a recurring basis, consisted of the following:

		December 31, 2022			December 31, 2021
	Fair Value Level	Amortized Cost	Unrealized Gains (Losses), net	Fair Value	Amortized Cost	Unrealized Gains (Losses), net	Fair Value
(in thousands)
Cash equivalents:
Money market funds	Level 1	$73,368	$—	$73,368	$138,205	$—	$138,205
Investments:
Certificates of deposit	Level 1	6,813	—	6,813	7,268	—	7,268
Marketable securities:
Commercial paper	Level 2	44,224	375	44,599	34,984	7	34,991
U.S. treasury securities	Level 2	—	—	—	7,500	(1)	7,499
		$124,405	$375	$124,780	$187,957	$6	$187,963

SPS COMMERCE, INC.	49	Form 10-K for the Annual Period ended December 31, 2022

NOTE F – Allowance for Credit Losses
The allowance for credit losses activity, included in accounts receivable, net, was as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Balance, beginning of year	$4,249	$4,233	$1,469
Provision for credit losses	3,359	4,717	5,660
Write-offs, net of recoveries	(4,542)	(4,790)	(4,319)
Initial allowance for business combination acquired receivables	—	89	354
Adoption of ASU 2016-13	—	—	1,069
Balance, end of year	$3,066	$4,249	$4,233
NOTE G – Property and Equipment, net
Property and equipment, net consisted of the following:

	December 31,
(in thousands)	2022	2021
Internally developed software	$49,994	$44,981
Computer equipment	30,310	29,329
Leasehold improvements	16,531	16,685
Office equipment and furniture	10,981	10,972
Property and equipment, cost	107,816	101,967
Less: accumulated depreciation and amortization	(72,358)	(70,066)
Total property and equipment, net	$35,458	$31,901
Depreciation and amortization expense of property and equipment was as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Depreciation and amortization expense	$16,421	$14,788	$13,127
NOTE H – Goodwill and Intangible Assets, net
Goodwill
The activity in goodwill was as follows:

	Year Ended December 31,
(in thousands)	2022	2021
Balance, beginning of year	$143,663	$134,853
Additions from business acquisitions	56,566	8,914
Foreign currency translation	(1,618)	(372)
Remeasurement from provisional purchase accounting amount	(1,327)	268
Balance, end of year	$197,284	$143,663

SPS COMMERCE, INC.	50	Form 10-K for the Annual Period ended December 31, 2022

Intangible Assets
Intangible assets, net consisted of the following:

	December 31, 2022
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net	Weighted Average Remaining Amortization Period
Subscriber relationships	$80,101	$(22,255)	$(171)	$57,675	6.8 years
Developed technology	40,610	(9,934)	1	30,677	5.4 years
	$120,711	$(32,189)	$(170)	$88,352	6.4 years

	December 31, 2021
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net	Weighted Average Remaining Amortization Period
Subscriber relationships	$61,270	$(29,866)	$(1,395)	$30,009	6.4 years
Developed technology	35,316	(6,738)	—	28,578	6.8 years
	$96,586	$(36,604)	$(1,395)	$58,587	6.6 years
The estimated future annual amortization expense related to intangible assets is as follows:

(in thousands)
2023	$15,289
2024	14,098
2025	13,960
2026	12,956
2027	12,493
Thereafter	19,556
Total future amortization	$88,352
NOTE I – Commitments and Contingencies
Leases
We are engaged in a lease agreement for our current headquarters located in Minneapolis, Minnesota where we lease approximately 198,000 square feet under an agreement that expires in 2027. The lease also has two options to extend the term for five years each at a market rate determined in accordance with the lease. We lease other smaller facilities across the U.S. and international locations.
The components of lease expense were as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Operating lease cost	$3,087	$3,089	$2,719
Variable lease cost	3,576	3,660	3,578
	$6,663	$6,749	$6,297

SPS COMMERCE, INC.	51	Form 10-K for the Annual Period ended December 31, 2022

Supplemental cash flow information related to leases was as follows:

	December 31,
(in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,639	$3,757
Right-of-use assets obtained in exchange for operating lease liabilities	934	992
Supplemental balance sheet information related to operating leases was as follows:

	December 31, 2022	December 31, 2021
Weighted-average remaining lease term	3.9 years	4.8 years
Weighted-average discount rate	4.0%	4.0%
At December 31, 2022, our future minimum payments under operating leases were as follows:

(in thousands)
2023	$4,889
2024	4,485
2025	4,369
2026	3,764
2027	1,265
Total future payments	18,772
Less: imputed interest	(1,486)
Total operating lease liabilities	$17,286
Purchase Commitments
We have entered into separate noncancelable agreements with computing infrastructure, customer relationship management, and performance and security data analytics vendors for services through 2025. At December 31, 2022, the total remaining purchase commitments were $4.9 million.
Contingencies
We may be involved in various claims and legal actions in the normal course of business. We believe that the outcome of any such claim or legal action is not expected to have a material effect on our financial position, results of operations, or cash flows.
NOTE J – Stockholders’ Equity
Share Repurchase Program
Our board of directors has authorized multiple non-concurrent programs to repurchase our common stock. Details of the programs and activity thereunder through December 31, 2022 were as follows:

(in thousands)	Effective Date	Expiration Date	Share Value Authorized for Repurchase	Share Value Repurchased	Unused & Expired Share Repurchase Value	Share Value Available for Future Repurchase
2019 Program	November 2019	November 2021	$50,000	$29,611	$20,389	N/A
2021 Program	November 2021	August 2022	50,000	49,992	8	N/A
2022 Program	August 2022	July 2024	50,000	2,992	N/A	$47,008

SPS COMMERCE, INC.	52	Form 10-K for the Annual Period ended December 31, 2022

The share repurchase activity by period was as follows:

	Year Ended December 31,
(in thousands, except shares and per share amounts)	2022	2021	2020
Number of shares repurchased	361,745	176,103	371,902
Shares repurchased cost	$43,215	$20,430	$18,950
Average price per repurchased share	$119.46	$116.01	$50.95
NOTE K – Stock-Based Compensation
Our equity compensation plans provide for the grant of incentive and nonqualified stock options, as well as other stock-based awards including PSUs, RSAs, RSUs, and DSUs, to employees, non-employee directors and other consultants who provide services to us. We also provide an ESPP and 401(k) stock match to eligible participants.
We recognize stock-based compensation expense based on grant date award fair value. This cost is recognized over the period for which the employee is required to provide service in exchange for the award or the award performance period, except for expenses relating to retirement-eligible employees that have not given their required notice, which is recognized on a pro-rata basis over the notice period prior to retirement. At December 31, 2022 there were 13.2 million shares available for grant under approved equity compensation plans.
Stock-based compensation expense was allocated in the consolidated statements of comprehensive income as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Cost of revenues	$8,684	$6,760	$3,948
Operating expenses
Sales and marketing	7,590	6,248	4,119
Research and development	5,634	4,384	3,626
General and administrative	11,491	10,182	7,243
	$33,399	$27,574	$18,936
Stock-based compensation expense by grant type or plan was as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Stock options	$1,903	$2,057	$2,232
PSUs	7,509	6,417	3,219
RSUs	19,282	15,388	10,367
RSAs & DSUs	437	434	446
ESPP	2,144	1,391	1,117
401(k) stock match	2,124	1,887	1,555
	$33,399	$27,574	$18,936
As of December 31, 2022, there was $38.6 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a primarily straight-line basis over a weighted-average period of 2.4 years.
Stock Options
Options generally vest over four years and, upon vesting, the holder is given the option to purchase shares of common stock at a specific strike price until expiration, which is generally seven years from the grant date.

SPS COMMERCE, INC.	53	Form 10-K for the Annual Period ended December 31, 2022

Our stock option activity was as follows:

	Options (#)	Weighted Average Exercise Price ($/share)
Outstanding at December 31, 2019	1,543,912	30.03
Granted	127,974	59.02
Exercised	(712,074)	26.11
Forfeited	(14,926)	43.14
Outstanding at December 31, 2020	944,886	36.71
Granted	53,223	105.53
Exercised	(311,378)	30.10
Forfeited	(8,081)	68.62
Outstanding at December 31, 2021	678,650	44.76
Granted	56,430	122.59
Exercised	(164,393)	29.86
Forfeited	(7,990)	92.48
Outstanding at December 31, 2022	562,697	56.24
Of the total outstanding options at December 31, 2022, 0.5 million were exercisable. The outstanding and exercisable options had a weighted average exercise price of $47.80 per share and a weighted average remaining contractual life of 2.9 years.
The table below presents additional information related to our stock options:

	Year Ended December 31,
(in thousands, except per share data)	2022	2021	2020
Fair value of options vested	$1,996	$2,509	$3,000
Intrinsic value of options exercised	16,705	27,713	31,737
Intrinsic value of options outstanding	40,692	66,235	67,918
Weighted-average fair value per share of options granted	41.34	31.31	16.18
The fair values of the options granted were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2022	2021	2020
Life (in years)	4.3	4.4	4.0
Volatility	38%	35%	33%
Dividend yield	—	—	—
Risk-free interest rate	2.50%	0.59%	0.99%
Performance Share Units, Restricted Stock Units and Awards, and Deferred Stock Units
In 2022, 2021, and 2020 we granted PSU awards with certain target performance levels. These awards are earned based upon our Company’s total shareholder return as compared to an indexed total shareholder return over the course of a fiscal based three-year performance period, starting in the year of grant. Earned awards vest in the quarter following the conclusion of the performance period. Expense is recognized on a straight-line basis over the performance period, regardless of whether the market condition is satisfied as the likelihood of the market condition being met is included in the fair-value measurement of the award. In 2022, PSU awards granted in 2019 were earned and vested at the maximum performance level and less than 0.1 million shares of common stock were issued.
RSUs generally vest over four years and, upon vesting, the holder is entitled to receive shares of our common stock.

SPS COMMERCE, INC.	54	Form 10-K for the Annual Period ended December 31, 2022

RSAs vest over one year and, upon vesting, the holder is entitled to receive shares of our common stock. In lieu of RSAs, a participant may elect to receive DSUs with one year vesting, but the participant directs delayed receipt of common shares of up to ten years after the end of service to us.
Activity for our PSUs, RSUs, RSAs, and DSUs in aggregate was as follows:

	(#)	Weighted Average Grant Date Fair Value ($/share)
Outstanding at December 31, 2019	797,546	38.80
Granted	331,264	62.78
Vested and common stock issued	(222,606)	36.06
Forfeited	(167,782)	30.09
Outstanding at December 31, 2020	738,422	52.37
Granted	314,290	101.85
Vested and common stock issued	(331,669)	44.14
Forfeited	(18,883)	66.35
Outstanding at December 31, 2021	702,160	78.03
Granted	312,880	126.44
Vested and common stock issued	(276,872)	64.12
Forfeited	(26,010)	99.37
Outstanding at December 31, 2022	712,158	103.93
The number of PSUs, RSUs, RSAs, and DSUs outstanding at December 31, 2022 included less than 0.1 million units that have vested, but the shares of common stock have not yet been issued, pursuant to the terms of the agreements.
Employee Stock Purchase Plan
Our ESPP activity was as follows:

	Year Ended December 31,
(in thousands, except share data)	2022	2021	2020
Amounts for shares purchased	$6,676	$4,737	$3,374
Shares purchased	70,107	55,726	61,833
A total of 1.7 million shares of common stock are remaining for issuance under the plan at December 31, 2022.
The fair value was estimated based on the market price of our common stock at the beginning of the offering period using the following assumptions:

	Year Ended December 31,
	2022	2021	2020
Life (in years)	0.5	0.5	0.5
Volatility	42%	32%	43%
Dividend yield	—	—	—
Risk-free interest rate	1.27%	0.07%	0.96%

SPS COMMERCE, INC.	55	Form 10-K for the Annual Period ended December 31, 2022

Note L – Income Taxes
Our provision for income taxes was comprised of the following components:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Current
Federal	$13,881	$1,559	$—
State	4,149	1,890	1,249
Foreign	1,990	1,610	1,608
Deferred
Federal	(2,530)	4,294	4,462
State	(751)	(88)	244
Foreign	(549)	(321)	(469)
	$16,190	$8,944	$7,094
Our income tax expense differed from the amounts computed by applying the U.S. federal income tax rate to pretax income as a result of the following:

	Year Ended December 31,
	2022	2021	2020
U.S. statutory federal income tax rate	21.0%	21.0%	21.0%
Increase (decrease) resulting from:
U.S. state income taxes, net of federal tax effect	4.6	4.5	4.5
Tax impact of stock activity	(4.7)	(12.8)	(12.9)
Nondeductible compensation	3.5	5.0	1.8
Research and development credit	(1.5)	(1.1)	(0.6)
Foreign derived intangible income	(1.4)	(1.3)	(1.3)
Other	1.2	1.4	1.0
Effective tax rate	22.7%	16.7%	13.5%

SPS COMMERCE, INC.	56	Form 10-K for the Annual Period ended December 31, 2022

The significant components of our deferred tax assets and liabilities were as follows:

	December 31,
(in thousands)	2022	2021
Deferred tax assets
Net operating loss and credit carryforwards	$9,970	$4,828
Stock-based compensation expense	5,084	3,934
Accrued expenses	4,469	5,174
Operating lease liabilities	4,384	5,235
Research and development capitalized	9,591	—
Other deferred tax assets	2,408	2,778
Gross deferred tax assets	35,906	21,949
Less: valuation allowance	(1,873)	(1,815)
Total net deferred tax assets	$34,033	$20,134

Deferred tax liabilities
Deferred costs	$(17,696)	$(15,126)
Right-of-use assets	(2,338)	(2,787)
Depreciation and amortization	(20,282)	(8,820)
Other deferred tax liabilities	(909)	(364)
Total deferred tax liabilities	(41,225)	(27,097)
Net deferred tax liabilities	$(7,192)	$(6,963)
Amounts for the year ended December 31, 2021 have been reclassified to be consistent with the current classification.
As of December 31, 2022, we had net operating loss carryforwards of $40.9 million for U.S. federal tax purposes and $4.5 million for state tax purposes. If not utilized, the loss carryforwards will expire between 2023 and 2036 for federal tax purposes and between 2026 and 2042 for state tax purposes. Section 382 of the U.S. Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that might be used to offset taxable income when a corporation has undergone significant changes in stock ownership. As of December 31, 2022, all $40.9 million of our net operating loss carryforwards are subject to Section 382 limitations, of which we believe $6.8 million of federal losses will expire unused due to Section 382 limitations. Accordingly, our deferred tax assets are reported net of the Section 382 limitations.
We are subject to income taxes for U.S. federal and various state and international jurisdictions. We are generally subject to U.S. federal and state tax examinations for most prior tax years due to our net operating loss and R&D credit carryforwards and the utilization of the carryforwards in years still open under statute.
NOTE M – Other Income and Expense
Other income (expense), net included the following:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Investment income	$1,670	$278	$1,208
Realized gain (loss) from foreign currency on cash and investments held	(1,026)	(1,456)	1,753
Change in earn-out liability	—	—	(85)
Other expense, net	(502)	(366)	(354)
Total other income (expense), net	$142	$(1,544)	$2,522
Effective January 1, 2021, all realized gains or losses and interest income on our investments are included in investment income. Previously, realized gains and losses were included in other income (expense), net and interest income was included in interest income, net. Additionally, realized gains or losses from foreign currency on cash and investments

SPS COMMERCE, INC.	57	Form 10-K for the Annual Period ended December 31, 2022

held were previously included in other income (expense), net. Amounts for the year ended December 31, 2020 have been reclassified to be consistent with the current classification.
NOTE N – Net Income Per Share
The components and computation of basic and diluted net income per share were as follows:

	Year Ended December 31,
(in thousands, except per share amounts)	2022	2021	2020
Numerator
Net income	$55,134	$44,597	$45,586
Denominator
Weighted average common shares outstanding, basic	36,117	35,928	35,226
Options to purchase common stock	382	529	611
PSUs, RSUs, RSAs, and DSUs	454	505	448
Weighted average common shares outstanding, diluted	36,953	36,962	36,285
Net income per share
Basic	$1.53	$1.24	$1.29
Diluted	$1.49	$1.21	$1.26
The number of outstanding potential common shares that were excluded from the calculation of diluted net income per share as they were anti-dilutive was as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Anti-dilutive shares	75	31	26
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
Our total contributions to the plan were as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Retirement contributions	$5,386	$4,790	$3,889
NOTE P – Geographic Information
Revenue
The percentage of domestic revenue, which we define as the percentage of consolidated revenue that was attributable to customers based within the U.S., was as follows:

	Year Ended December 31,
	2022	2021	2020
Domestic revenue	84%	84%	85%
No single jurisdiction outside of the U.S. had revenues in excess of 10%.

SPS COMMERCE, INC.	58	Form 10-K for the Annual Period ended December 31, 2022

Property and Equipment
The percentage of property and equipment, net located at subsidiary and office locations outside of the U.S. was as follows:

	December 31,
	2022	2021
International property and equipment	13%	12%
NOTE Q– Related Party Transactions
The SPS Commerce Foundation (the “Foundation”) is a Minnesota non-profit organization exempt from federal taxation under Section 501(c)(3) of the Internal Revenue Code. The Foundation was formed in 2015 to engage in, advance, support, promote and administer charitable activities. The directors of the Foundation are also our corporate officers. These directors receive no compensation from the Foundation or us for the management services performed for the Foundation. The Foundation is not a subsidiary of ours and the financial results of the Foundation are not consolidated with our financial statements. We have no current legal obligations for future commitments to the Foundation. Our contributions to the Foundation were as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Foundation contributions	$2,750	$2,400	$1,800
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Assessment of Disclosure Controls and Procedures
We assessed the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K. This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Disclosure controls and procedures means controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed such that information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on this assessment, our CEO and CFO have concluded that as of December 31, 2022, our disclosure controls and procedures were effective.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:
•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

SPS COMMERCE, INC.	59	Form 10-K for the Annual Period ended December 31, 2022

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed our internal control over financial reporting as of December 31, 2022, based on criteria for effective internal control over financial reporting established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2022 based on the specified criteria.
Pursuant to the SEC’s general guidance that the assessment of a recently acquired business' internal control over financial reporting may be omitted in the year of acquisition, as of December 31, 2022, our scope of the assessment of our internal control over financial reporting excluded GCommerce and InterTrade, which were acquired in July 2022 and in October 2022, respectively. Our assessment of the effectiveness of internal control over financial reporting as of December 31, 2023 will include GCommerce and InterTrade.
As of December 31, 2022, excluding net intangible assets and goodwill, GCommerce and InterTrade combined represented 3.7% of our consolidated assets. For the twelve months ended December 31, 2022, GCommerce and InterTrade combined represented 1.4% of our consolidated revenues.
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report, which is included under Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
The information included in this Item 9B is provided in lieu of filing such information on a Current Report on Form 8-K under Item 5.03 Amendments to Articles of Incorporation or Bylaws; Changes in Fiscal Year.
On February 17, 2023, the Board of Directors of the Company amended and restated the Company’s Amended and Restated Bylaws (as so amended and restated, the “Bylaws”), primarily to implement certain procedural mechanisms related to stockholder nominations of directors under Rule 14a-19 (“Rule 14a-19”) under the Securities Exchange Act of 1934, as amended. These amendments took immediate effect. The amendments implement the following changes to the Bylaws, among other things:
•require a stockholder soliciting proxies in support of nominations of persons, other than the Company’s nominees, for election to the Company’s Board of Directors to certify their compliance with Rule 14a-19 and, upon request of the Company, to deliver reasonable evidence of such compliance to the Company no later than five business days prior to the date of the applicable meeting of stockholders;
•provide that, unless otherwise required by law, if a stockholder provides notice under Rule 14a-19 and subsequently: (i) notifies the Company that such stockholder no longer intends to solicit proxies in support of director nominees other than the Company’s director nominees in accordance with Rule 14a-19; (ii) fails to comply with the requirements of Rule 14a-19; or (iii) fails to provide reasonable evidence sufficient to satisfy the Company that the requirements of Rule 14a-19 have been met, then the stockholder’s nominations shall be deemed null and void and the Company shall disregard any proxies or votes solicited for any nominee proposed by such stockholder;
•establish additional rules governing the conduct of meetings of stockholders;
•update references to meetings using remote communication;
•reserve white proxy cards for use by the Company’s Board of Directors only; and
•incorporate other technical, clarifying and conforming changes.

SPS COMMERCE, INC.	60	Form 10-K for the Annual Period ended December 31, 2022

The foregoing description of the amendments to the Bylaws is qualified in its entirety by reference to the text of the Bylaws. The Bylaws, along with a copy marked to show changes from the prior version, are included as Exhibits 3.2 and 3.3, respectively, to this Annual Report on Form 10-K and are incorporated herein by reference.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

SPS COMMERCE, INC.	61	Form 10-K for the Annual Period ended December 31, 2022

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item will be included in the 2023 Proxy Statement under the captions “Election of Directors,” “Executive Compensation,” and “Information Regarding the Board of Directors and Corporate Governance” and is incorporated herein by reference.
Item 11.    Executive Compensation
The information required by this item will be included in the 2023 Proxy Statement under the captions “Executive Compensation,” and "Security Ownership" and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in the 2023 Proxy Statement under the caption “Security Ownership” and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in the 2023 Proxy Statement under the captions “Certain Relationships and Related Transactions,” “Information Regarding the Board of Directors and Corporate Governance,” and "Election of Directors" and is incorporated herein by the reference.
Item 14.    Principal Accounting Fees and Services
The information required by this item will be included in the 2023 Proxy Statement under the caption “Audit Committee Report and Payment of Fees to Our Independent Auditor” and is incorporated herein by reference.
PART IV
Item 15.    Exhibits, Financial Statement Schedules
The following documents are filed as a part of this Annual Report on Form 10-K:
(a)Financial Statements: The financial statements filed as a part of this report are listed in Part II, Item 8.
(b)Financial Statement Schedules: The schedules are either not applicable or the required information is presented in the consolidated financial statements or notes thereto.
(c)Exhibits: The exhibits incorporated by reference or filed as a part of this Annual Report on Form 10-K are listed in the Exhibit Index prior to the signatures to this report.

SPS COMMERCE, INC.	62	Form 10-K for the Annual Period ended December 31, 2022

EXHIBIT INDEX

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

3.1	Ninth Amended and Restated Certificate of Incorporation	8-K	05/21/2020	3.2

3.2	Amended and Restated Bylaws, effective as of February 17, 2023				X

3.3	Amended and Restated Bylaws, marked to show amendments effective as of February 17, 2023				X

4.1	Description of Capital Stock	10-K	2/23/2021	4.1

10.1	2010 Equity Incentive Plan, as amended effective October 29, 2014**	10-K	02/20/2015	10.6

10.2	Form of Incentive Stock Option Agreement under 2010 Equity Incentive Plan**	8-K	02/17/2012	10.2

10.3	Form of Non-Statutory Stock Option Agreement (Employee) under 2010 Equity Incentive Plan**				X

10.4	Form of Non-Statutory Stock Option Agreement (Director) under 2010 Equity Incentive Plan**	8-K	02/17/2012	10.4

10.5	Form of Restricted Stock Unit Award Agreement under 2010 Equity Incentive Plan**				X

10.6	Form of Restricted Stock Award Agreement under 2010 Equity Incentive Plan**	10-Q	05/08/2012	10.6

10.7	Form of Performance Stock Unit Agreement under 2010 Equity Incentive Plan**				X

10.8	Form of Deferred Stock Unit Agreement under 2010 Equity Incentive Plan	10-Q	04/26/2019	10.2

10.9	Form of Indemnification Agreement for Independent Directors**	S-1/A	01/11/2010	10.18

10.10	Form of Indemnification Agreement for Archie C. Black**	S-1/A	01/11/2010	10.19

10.11	Management Incentive Plan**	8-K	02/03/2016	10.2

10.12	Amended and Restated Executive Severance and Change in Control Agreement between the Company and Archie C. Black**	8-K	02/18/2020	10.1

10.13	Form of Amended and Restated Executive Severance and Change in Control Agreement**	8-K	02/18/2020	10.2

10.14	Non-Employee Director Compensation Summary**				X

21.1	Subsidiaries of the registrant				X

23.1	Consent of KPMG LLP				X

24.1	Power of Attorney (included on signature page)				X

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended				X

SPS COMMERCE, INC.	63	Form 10-K for the Annual Period ended December 31, 2022

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T				X

104	The cover page from the Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL				X
**Indicates management contract or compensatory plan or arrangement.
Item 16.    Form 10-K Summary
None.

SPS COMMERCE, INC.	64	Form 10-K for the Annual Period ended December 31, 2022

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 21, 2023	SPS COMMERCE, INC.

	By:	/s/ ARCHIE BLACK
Archie Black
Chief Executive Officer
Each of the undersigned hereby appoints Archie Black and Kimberly Nelson, and each of them (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Exchange Act of 1934, any and all amendments and exhibits to this annual report on Form 10-K and any and all applications, instruments, and other documents to be filed with the Securities and Exchange Commission pertaining to this annual report on Form 10-K or any amendments thereto, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 21, 2023.

Name and Signature	Title

/s/ ARCHIE BLACK	Chief Executive Officer and Director
Archie Black	(principal executive officer)

/s/ KIMBERLY NELSON	Executive Vice President and Chief Financial Officer
Kimberly Nelson	(principal financial and accounting officer)

/s/ JAMES RAMSEY	Director
James Ramsey

/s/ MARTY RÉAUME	Director
Marty Réaume

/s/ TAMI RELLER	Director
Tami Reller

/s/ PHILIP SORAN	Director
Philip Soran

/s/ ANNE SEMPOWSKI WARD	Director
Anne Sempowski Ward

/s/ SVEN WEHRWEIN	Director
Sven Wehrwein

SPS COMMERCE, INC.	65	Form 10-K for the Annual Period ended December 31, 2022