Form 10-Q
period 2023-03-31
SPS COMMERCE INC
filed 2023-04-26
CIK 1092699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding at April 19, 2023 was 36,532,756 shares.

SPS COMMERCE, INC.
QUARTERLY REPORT ON FORM 10-Q
Unless the context otherwise requires, for purposes of the Quarterly Report on Form 10-Q, the words “we,” “us,” “our,” the “Company,” “SPS,” and “SPS Commerce” refer to SPS Commerce, Inc.

SPS COMMERCE, INC.	2	Form 10-Q for the Quarterly Period ended March 31, 2023

PART I. – FINANCIAL INFORMATION
Item 1. Financial Statements
SPS COMMERCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except shares)	March 31, 2023	December 31, 2022
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$182,304	$162,893
Short-term investments	51,146	51,412
Accounts receivable	46,654	42,501
Allowance for credit losses	(3,217)	(3,066)
Accounts receivable, net	43,437	39,435
Deferred costs	53,844	52,755
Other assets	15,651	16,319
Total current assets	346,382	322,814
Property and equipment, net	35,078	35,458
Operating lease right-of-use assets	8,451	9,170
Goodwill	199,001	197,284
Intangible assets, net	84,536	88,352
Other assets
Deferred costs, non-current	17,965	17,424
Deferred income tax assets	3,365	227
Other assets, non-current	2,149	2,185
Total assets	$696,927	$672,914
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,339	$11,256
Accrued compensation	26,431	30,235
Accrued expenses	8,163	7,451
Deferred revenue	62,907	57,423
Operating lease liabilities	4,121	4,277
Total current liabilities	106,961	110,642
Other liabilities
Deferred revenue, non-current	5,105	4,771
Operating lease liabilities, non-current	11,994	13,009
Deferred income tax liabilities	6,977	7,419
Total liabilities	131,037	135,841
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 110,000,000 shares authorized; 38,683,854 and 38,309,144 shares issued; and 36,532,756 and 36,158,046 shares outstanding, respectively	39	38
Treasury Stock, at cost; 2,151,098 shares	(128,892)	(128,892)
Additional paid-in capital	489,716	476,117
Retained earnings	208,510	193,221
Accumulated other comprehensive loss	(3,483)	(3,411)
Total stockholders’ equity	565,890	537,073
Total liabilities and stockholders’ equity	$696,927	$672,914
See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.	3	Form 10-Q for the Quarterly Period ended March 31, 2023

SPS COMMERCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(in thousands, except per share amounts) (unaudited)	2023	2022
Revenues	$125,868	$105,193
Cost of revenues	42,964	35,389
Gross profit	82,904	69,804
Operating expenses
Sales and marketing	29,083	24,655
Research and development	12,563	10,701
General and administrative	20,677	15,468
Amortization of intangible assets	3,851	2,470
Total operating expenses	66,174	53,294
Income from operations	16,730	16,510
Other income, net	1,276	423
Income before income taxes	18,006	16,933
Income tax expense	2,717	4,330
Net income	$15,289	$12,603
Other comprehensive income (expense)
Foreign currency translation adjustments	(95)	730
Unrealized gain (loss) on investments, net of tax of $133 and ($1), respectively	399	(3)
Reclassification of (gain) loss on investments into earnings, net of tax of ($125) and $4, respectively	(376)	11
Total other comprehensive income (expense)	(72)	738
Comprehensive income	$15,217	$13,341

Net income per share
Basic	$0.42	$0.35
Diluted	$0.41	$0.34

Weighted average common shares used to compute net income per share
Basic	36,427	36,136
Diluted	37,155	36,989
See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.	4	Form 10-Q for the Quarterly Period ended March 31, 2023

SPS COMMERCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands, except shares) (unaudited)	Shares	Amount	Shares	Amount
Balances, December 31, 2021	36,009,257	$38	1,789,353	$(85,677)	$433,258	$138,087	$(1,447)	$484,259
Stock-based compensation	—	—	—	—	8,496	—	—	8,496
Shares issued pursuant to stock awards	231,107	—	—	—	504	—	—	504
Employee stock purchase plan activity	1,698	—	—	—	147	—	—	147
Repurchases of common stock	(121,544)	—	121,544	(15,226)	—	—	—	(15,226)
Net income	—	—	—	—	—	12,603	—	12,603
Foreign currency translation adjustments	—	—	—	—	—	—	730	730
Unrealized loss on investments, net of tax	—	—	—	—	—	—	(3)	(3)
Reclassification of loss on investments into earnings, net of tax	—	—	—	—	—	—	11	11
Balances, March 31, 2022	36,120,518	$38	1,910,897	$(100,903)	$442,405	$150,690	$(709)	$491,521

Balances, December 31, 2022	36,158,046	$38	2,151,098	$(128,892)	$476,117	$193,221	$(3,411)	$537,073
Stock-based compensation	—	—	—	—	11,175	—	—	11,175
Shares issued pursuant to stock awards	372,161	1	—	—	2,183	—	—	2,184
Employee stock purchase plan activity	2,549	—	—	—	241	—	—	241
Net income	—	—	—	—	—	15,289	—	15,289
Foreign currency translation adjustments	—	—	—	—	—	—	(95)	(95)
Unrealized gain on investments, net of tax	—	—	—	—	—	—	399	399
Reclassification of gain on investments into earnings, net of tax	—	—	—	—	—	—	(376)	(376)
Balances, March 31, 2023	36,532,756	$39	2,151,098	$(128,892)	$489,716	$208,510	$(3,483)	$565,890

See accompanying notes to these condensed consolidated financial statements..

SPS COMMERCE, INC.	5	Form 10-Q for the Quarterly Period ended March 31, 2023

SPS COMMERCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(in thousands) (unaudited)	2023	2022
Cash flows from operating activities
Net income	$15,289	$12,603
Reconciliation of net income to net cash provided by operating activities
Deferred income taxes	(5,147)	(269)
Depreciation and amortization of property and equipment	4,626	3,864
Amortization of intangible assets	3,851	2,470
Provision for credit losses	1,206	1,144
Stock-based compensation	11,780	9,015
Other, net	502	(7)
Changes in assets and liabilities
Accounts receivable	(6,220)	(5,563)
Deferred costs	(1,679)	(2,797)
Other current and non-current assets	602	(6,736)
Accounts payable	(4,849)	(3,229)
Accrued compensation	(4,417)	(10,495)
Accrued expenses	721	(1,746)
Deferred revenue	5,818	6,349
Operating leases	(452)	(256)
Net cash provided by operating activities	21,631	4,347
Cash flows from investing activities
Purchases of property and equipment	(5,261)	(4,355)
Purchases of investments	(34,329)	(54,977)
Maturities of investments	35,000	65,000
Net cash provided by (used in) investing activities	(4,590)	5,668
Cash flows from financing activities
Repurchases of common stock	—	(15,226)
Net proceeds from exercise of options to purchase common stock	2,184	504
Net proceeds from employee stock purchase plan activity	241	147
Net cash provided by (used in) financing activities	2,425	(14,575)
Effect of foreign currency exchange rate changes	(55)	96
Net increase (decrease) in cash and cash equivalents	19,411	(4,464)
Cash and cash equivalents at beginning of period	162,893	207,552
Cash and cash equivalents at end of period	$182,304	$203,088
See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.	6	Form 10-Q for the Quarterly Period ended March 31, 2023

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
This interim financial information has been prepared under the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and notes required by GAAP. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (“SEC”). We have included all normal recurring adjustments considered necessary to provide a fair presentation of our financial position, results of operations, stockholders’ equity, and cash flows for the interim periods presented. Operating results for these interim periods are not necessarily indicative of the results to be expected for the full year.
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
Significant Accounting Policies
There were no material changes in our significant accounting policies during the three months ended March 31, 2023. See Note A to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC, for additional information regarding our significant accounting policies.
Accounting Pronouncements Recently Adopted

Standard	Date of Issuance	Description	Date of Adoption	Effect on the Financial Statements
ASU 2021-08, Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers	October 2021	This amendment requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, effective for all business combinations in the year of adoption and thereafter.
			January 2023	The adoption of this standard may have a material impact on the purchase accounting for future business combinations depending on the specific amount of contract assets and liabilities being acquired.

SPS COMMERCE, INC.	7	Form 10-Q for the Quarterly Period ended March 31, 2023

NOTE B – Business Acquisitions
GCommerce
Effective July 19, 2022, we acquired all of the outstanding equity ownership interests of GCommerce, Inc. ("GCommerce"), a leading EDI provider within the automotive aftermarket industry. Pursuant to the definitive agreement, the purchase price was $45.1 million, including post-closing adjustments. The purchase accounting for the acquisition has not been finalized as of March 31, 2023 due primarily to provisional tax components and corresponding impacts to other items, including intangible assets. We expect to finalize the allocation of the purchase price within the one-year measurement period following the acquisition. During the quarter ended March 31, 2023, provisional amounts were adjusted by $1.6 million, primarily relating to a $1.5 million decrease in the estimated value of deferred income tax assets, with the corresponding offset to goodwill.
InterTrade
Effective October 4, 2022, we acquired all of the outstanding equity ownership interests of Canadian based InterTrade Systems Inc. ("InterTrade"), a leading EDI provider within the apparel and general merchandising markets. Pursuant to the definitive agreement, the purchase price was $49.1 million, including estimated post-closing adjustments. The purchase accounting for the acquisition has not been finalized as of March 31, 2023 due to various items including valuation modeling completion; provisional amounts are primarily related to intangible assets. We expect to finalize the allocation of the purchase price within the one-year measurement period following the acquisition. During the quarter ended March 31, 2023, there were no material changes to the provisional amounts.
NOTE C – Revenue
We derive our revenues from the following revenue streams:

	Three Months Ended March 31,
(in thousands)	2023	2022
Recurring revenues:
Fulfillment	$101,668	$84,731
Analytics	12,370	11,296
Other	3,263	1,540
Recurring revenues	117,301	97,567
One-time revenues	8,567	7,626
Total revenue	$125,868	$105,193
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
One-time Revenues
One-time revenues consist of set-up fees and miscellaneous fees from customers.

SPS COMMERCE, INC.	8	Form 10-Q for the Quarterly Period ended March 31, 2023

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
The table below presents the activity of the portion of the deferred revenue liability relating to set-up fees:

	Three Months Ended March 31,
(in thousands)	2023	2022
Balance, beginning of period	$14,999	$14,459
Invoiced set-up fees	4,251	4,003
Recognized set-up fees	(3,963)	(3,524)
Balance, end of period	$15,287	$14,938
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
NOTE D – Deferred Costs
The deferred costs activity was as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Balance, beginning of period	$70,179	$59,720
Incurred deferred costs	18,234	17,781
Amortized deferred costs	(16,604)	(14,891)
Balance, end of period	$71,809	$62,610

SPS COMMERCE, INC.	9	Form 10-Q for the Quarterly Period ended March 31, 2023

NOTE E – Fair Value Measurements
Cash Equivalents and Investments
Cash equivalents and investments, as measured at fair value on a recurring basis, consisted of the following:

		March 31, 2023			December 31, 2022
	Fair Value Level	Amortized Cost	Unrealized Gains (Losses), net	Fair Value	Amortized Cost	Unrealized Gains (Losses), net	Fair Value
(in thousands)
Cash equivalents:
Money market funds	Level 1	$94,284	$—	$94,284	$73,368	$—	$73,368
Investments:
Certificates of deposit	Level 1	6,687	—	6,687	6,813	—	6,813
Marketable securities:
Commercial paper	Level 2	34,228	353	34,581	44,224	375	44,599
U.S. treasury securities	Level 2	9,827	51	9,878	—	—	—
		$145,026	$404	$145,430	$124,405	$375	$124,780

NOTE F – Allowance for Credit Losses
The allowance for credit losses activity, included in accounts receivable, net, was as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Balance, beginning of period	$3,066	$4,249
Provision for credit losses	1,206	1,144
Write-offs, net of recoveries	(1,055)	(1,106)
Balance, end of period	$3,217	$4,287
NOTE G – Property and Equipment, Net
Property and equipment, net consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Internally developed software	$53,530	$49,994
Computer equipment	30,601	30,310
Leasehold improvements	16,603	16,531
Office equipment and furniture	11,113	10,981
Property and equipment, cost	111,847	107,816
Less: accumulated depreciation and amortization	(76,769)	(72,358)
Total property and equipment, net	$35,078	$35,458

SPS COMMERCE, INC.	10	Form 10-Q for the Quarterly Period ended March 31, 2023

NOTE H – Goodwill and Intangible Assets, Net
Goodwill
The activity in goodwill was as follows:

Three Months Ended March 31,
(in thousands)	2023
Balance, beginning of period	$197,284
Foreign currency translation	(71)
Remeasurement from provisional purchase accounting amount	1,788
Balance, end of period	$199,001
Intangible Assets
Intangible assets, net consisted of the following:

	March 31, 2023
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net	Weighted Average Remaining Amortization Period
Subscriber relationships	$79,385	$(24,205)	$29	$55,209	6.6 years
Acquired technology	40,612	(11,292)	7	29,327	5.5 years
	$119,997	$(35,497)	$36	$84,536	6.2 years

	December 31, 2022
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net	Weighted Average Remaining Amortization Period
Subscriber relationships	$80,101	$(22,255)	$(171)	$57,675	6.8 years
Acquired technology	40,610	(9,934)	1	30,677	5.7 years
	$120,711	$(32,189)	$(170)	$88,352	6.4 years
The estimated future annual amortization expense related to intangible assets is as follows:

(in thousands)
Remainder of 2023	$11,450
2024	14,102
2025	13,964
2026	12,960
2027	12,497
Thereafter	19,563
Total future amortization	$84,536

SPS COMMERCE, INC.	11	Form 10-Q for the Quarterly Period ended March 31, 2023

NOTE I – Commitments and Contingencies
Leases
The components of lease expense were as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Operating lease cost	$798	$759
Variable lease cost	928	793
	$1,726	$1,552
Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,247	$1,095
Supplemental balance sheet information related to operating leases was as follows:

	March 31, 2023	December 31, 2022
Weighted-average remaining lease term	3.8 years	3.9 years
Weighted-average discount rate	4.0%	4.0%
At March 31, 2023, our future minimum payments under operating leases were as follows:

(in thousands)
Remainder of 2023	$3,847
2024	4,471
2025	4,081
2026	3,763
2027	1,266
Total future gross payments	$17,428
Less: imputed interest	(1,313)
Total operating lease liabilities	$16,115
Purchase Commitments
We have entered into separate noncancelable agreements with computing infrastructure, customer relationship management, and performance and security data analytics vendors for services through 2025. At March 31, 2023, the total remaining purchase commitments were $4.3 million.

SPS COMMERCE, INC.	12	Form 10-Q for the Quarterly Period ended March 31, 2023

NOTE J – Stockholders’ Equity
Share Repurchase Programs
Our board of directors has authorized multiple non-concurrent programs to repurchase our common stock. Details of the programs and activity thereunder through March 31, 2023 were as follows:

(in thousands)	Effective Date	Expiration Date	Share Value Authorized for Repurchase	Share Value Repurchased	Unused & Expired Share Repurchase Value	Share Value Available for Future Repurchase
2021 Program	November 2021	August 2022	50,000	49,992	8	N/A
2022 Program	August 2022	July 2024	50,000	2,992	N/A	$47,008
The share repurchase activity by period was as follows:

	Three Months Ended March 31,
(in thousands, except shares and per share amounts)	2023	2022
Number of shares repurchased	—	121,544
Shares repurchased cost	$—	$15,226
Average price per repurchased share	$—	$125.27
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
We recognize stock-based compensation expense based on grant date award fair value. This cost is recognized over the period for which the employee is required to provide service in exchange for the award or the award performance period, except for expenses relating to retirement-eligible employees that have not given their required notice, which is recognized on a pro-rata basis over the notice period prior to retirement. At March 31, 2023, there were 12.8 million shares available for grant under approved equity compensation plans.
Stock-based compensation expense was allocated in the condensed consolidated statements of comprehensive income as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Cost of revenues	$2,503	$2,179
Operating expenses
Sales and marketing	2,423	2,032
Research and development	1,777	1,474
General and administrative	5,077	3,330
	$11,780	$9,015

SPS COMMERCE, INC.	13	Form 10-Q for the Quarterly Period ended March 31, 2023

Stock-based compensation expense by grant type or plan was as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Stock options	$490	$477
PSUs	3,926	2,699
RSUs	6,062	4,638
RSAs & DSUs	108	108
ESPP	589	574
401(k) stock match	605	519
	$11,780	$9,015
As of March 31, 2023, there was $63.8 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a primarily straight-line basis over a weighted average period of 2.6 years.
Stock Options
Our stock option activity was as follows:

	Three Months Ended March 31, 2023
	Options (#)	Weighted Average Exercise Price ($/share)
Outstanding, beginning of period	562,697	$56.24
Granted	30,148	150.76
Exercised	(68,088)	32.06
Forfeited	(1,916)	123.49
Outstanding, end of period	522,841	$64.60
Of the total outstanding options at March 31, 2023, 0.4 million were exercisable. The outstanding and exercisable options had a weighted average exercise price of $53.22 per share and a weighted average remaining contractual life of 3.0 years.
The weighted average grant date fair value of options granted during the three months ended March 31, 2023 was $54.53 per share. This was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Life (in years)	3.9
Volatility	39.7%
Dividend yield	—
Risk-free interest rate	4.2%
Performance Share Units, Restricted Stock Units and Awards, and Deferred Stock Units
In each of the quarters ended March 31, 2023, 2022, 2021, and 2020 we granted PSU awards with a target performance level. These awards are earned based upon our Company’s total shareholder return as compared to an indexed total shareholder return over the course of a fiscal based three-year performance period, starting in the year of grant. Earned awards vest in the quarter following the conclusion of the performance period. In the three months ended March 31, 2023, PSU awards granted in 2019 vested at the maximum performance level and 0.1 million shares of common stock were issued.

SPS COMMERCE, INC.	14	Form 10-Q for the Quarterly Period ended March 31, 2023

Activity for our PSUs, RSUs, RSAs, and DSUs in aggregate was as follows:

	Three Months Ended March 31, 2023
	#	Weighted Average Grant Date Fair Value ($/share)
Outstanding, beginning of period	712,158	$103.93
Granted	304,635	163.06
Vested and common stock issued	(305,123)	74.70
Forfeited	(3,798)	112.93
Outstanding, end of period	707,872	$141.92
The number of PSUs, RSUs, RSAs, and DSUs outstanding at March 31, 2023 included less than 0.1 million units that have vested, but the shares of common stock have not yet been issued, pursuant to the terms of the underlying agreements.
Employee Stock Purchase Plan
Our ESPP activity was as follows:

	Three Months Ended March 31,
(in thousands, except shares)	2023	2022
Amounts for shares purchased	$241	$147
Shares purchased	2,549	1,698
A total of 1.7 million shares of common stock are reserved for issuance under the ESPP as of March 31, 2023.
The fair value was estimated based on the market price of our common stock at the beginning of the offering period using the following assumptions:

Life (in years)	0.5
Volatility	46.4%
Dividend yield	—
Risk-free interest rate	2.5%
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

SPS COMMERCE, INC.	15	Form 10-Q for the Quarterly Period ended March 31, 2023

NOTE M – Other Income and Expense
Other income, net included the following:

	Three Months Ended March 31,
(in thousands)	2023	2022
Investment income	$1,127	$48
Realized gain from foreign currency on cash and investments held	137	468
Other income (expense), net	12	(93)
Total other income, net	$1,276	$423
NOTE N – Net Income Per Share
The components and computation of basic and diluted net income per share were as follows:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2023	2022
Numerator
Net income	$15,289	$12,603
Denominator
Weighted average common shares outstanding, basic	36,427	36,136
Options to purchase common stock	307	419
PSUs, RSUs, RSAs, and DSUs	421	434
Weighted average common shares outstanding, diluted	37,155	36,989
Net income per share
Basic	$0.42	$0.35
Diluted	$0.41	$0.34
The number of outstanding potential common shares that were excluded from the calculation of diluted net income per share as they were anti-dilutive was as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Anti-dilutive shares	108	151
NOTE O – Geographic Information
Revenue
Domestic revenue, which we define as revenue that was attributable to customers based within the U.S., was as follows:

	Three Months Ended March 31,
	2023	2022
Domestic revenue	84%	84%
No single jurisdiction outside of the U.S. had revenues in excess of 10%.
Property and Equipment
Property and equipment, net located at subsidiary and office locations outside of the U.S. was as follows:

	March 31, 2023	December 31, 2022
International property and equipment	14%	13%

SPS COMMERCE, INC.	16	Form 10-Q for the Quarterly Period ended March 31, 2023

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward looking statements regarding us, our business prospects and our results of operations are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Similarly, statements that describe our future plans, objectives or goals are also forward-looking. Forward-looking statements may also be made from time to time in oral presentations, including telephone conferences and/or webcasts open to the public. Shareholders, potential investors, and others are cautioned that all forward-looking statements involve risks and uncertainties that could cause results in future periods to differ materially from those anticipated by some of the statements made in this report, including the risks and uncertainties described under the heading “Risk Factors” appearing in our Annual Report on Form 10-K for the year ended December 31, 2022, as may be updated in our subsequent Quarterly Reports on Form 10-Q from time to time. We expressly disclaim any intent or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that advise interested parties of the risks and factors that may affect our business.
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
Key Financial Terms, Metrics and Non-GAAP Measures
We have several key financial terms, metrics, and non-GAAP measures as discussed in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

SPS COMMERCE, INC.	17	Form 10-Q for the Quarterly Period ended March 31, 2023

Results of Operations
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
The following table presents our results of operations for the periods indicated:

	Three Months Ended March 31,
	2023		2022		Change
($ in thousands)	$	% of revenue(1)	$	% of revenue(1)	$	%
Revenues	$125,868	100.0%	$105,193	100.0%	$20,675	19.7%
Cost of revenues	42,964	34.1	35,389	33.6	7,575	21.4
Gross profit	82,904	65.9	69,804	66.4	13,100	18.8
Operating expenses
Sales and marketing	29,083	23.1	24,655	23.4	4,428	18.0
Research and development	12,563	10.0	10,701	10.2	1,862	17.4
General and administrative	20,677	16.4	15,468	14.7	5,209	33.7
Amortization of intangible assets	3,851	3.1	2,470	2.3	1,381	55.9
Total operating expenses	66,174	52.6	53,294	50.7	12,880	24.2
Income from operations	16,730	13.3	16,510	15.7	220	1.3
Other income, net	1,276	1.0	423	0.4	853	201.7
Income before income taxes	18,006	14.3	16,933	16.1	1,073	6.3
Income tax expense	2,717	2.2	4,330	4.1	(1,613)	(37.3)
Net income	$15,289	12.1%	$12,603	12.0%	$2,686	21.3%

(1) Amounts in column may not foot due to rounding
Revenues - Revenues increased for the 89th consecutive quarter. The increase in revenue resulted from two primary factors: the increase in recurring revenue customers, which is driven primarily by continued business growth and by business acquisitions, and the increase in average recurring revenues per recurring revenue customer, which we also refer to as wallet share.
•The number of recurring revenue customers increased 13% to 42,750 at March 31, 2023 from 37,900 at March 31, 2022 primarily due to sales and marketing efforts to acquire new customers and due to recent acquisitions.
•Wallet share increased 7% to $11,050 for the three months ended March 31, 2023 from $10,350 for the same period in 2022. This was primarily attributable to increased usage of our products by our recurring revenue customers.
Recurring revenues increased 20% to $117.3 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Recurring revenues accounted for 93% of our total revenues for the three months ended March 31, 2023 and 2022. We anticipate that the number of recurring revenue customers and wallet share will continue to increase as we execute our growth strategy focused on further penetration of our market.
Cost of Revenues - The increase in cost of revenues was primarily due to increased headcount, which resulted in an increase of $5.8 million in personnel-related costs, and an increase of $0.7 million in software subscriptions.
Sales and Marketing Expenses - The increase in sales and marketing expense was primarily due to increased headcount, which resulted in an increase of $3.4 million in personnel-related costs.
Research and Development Expenses - No significant changes.

SPS COMMERCE, INC.	18	Form 10-Q for the Quarterly Period ended March 31, 2023

General and Administrative Expenses - The increase in general and administrative expense was primarily due to increased headcount, which resulted in an increase of $1.5 million in personnel-related costs. Additionally, there were also increases in stock-based compensation of $1.7 million and $1.0 million in charitable contributions.
Amortization of Intangible Assets - The increase in amortization of intangible assets was driven by acquired intangible assets related to recent business combinations.
Other Expense, Net - No significant changes.
Income Tax Expense - The decrease in income tax expense was primarily driven by the increase in the excess tax deductions from current period equity award settlements, partially offset by an increase in pre-tax income. Excess tax benefits generated upon the settlement or exercise of stock awards are recognized as a reduction to income tax expense and, as a result, we expect that our annual effective income tax rate will fluctuate.
Adjusted EBITDA - Adjusted EBITDA consists of net income adjusted for income tax expense, depreciation and amortization expense, stock-based compensation expense, realized gain or loss from foreign currency on cash and investments held, investment income or loss, and other adjustments as necessary for a fair presentation.
The following table provides a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net income	$15,289	$12,603
Income tax expense	2,717	4,330
Depreciation and amortization of property and equipment	4,626	3,864
Amortization of intangible assets	3,851	2,470
Stock-based compensation expense	11,780	9,015
Realized gain from foreign currency on cash and investments held	(137)	(468)
Investment income	(1,127)	(48)
Adjusted EBITDA	$36,999	$31,766

Adjusted EBITDA Margin - Adjusted EBITDA Margin consists of Adjusted EBITDA divided by revenue. Margin, the comparable GAAP measure of financial performance, consists of net income divided by revenue.
The following table provides a comparison of Margin to Adjusted EBITDA Margin:

	Three Months Ended March 31,
(in thousands, except Margin and Adjusted EBITDA Margin)	2023	2022
Revenue	$125,868	$105,193

Net income	15,289	12,603
Margin	12%	12%

Adjusted EBITDA	36,999	31,766
Adjusted EBITDA Margin	29%	30%

SPS COMMERCE, INC.	19	Form 10-Q for the Quarterly Period ended March 31, 2023

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
The following table provides a reconciliation of net income to non-GAAP income per share:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2023	2022
Net income	$15,289	$12,603
Stock-based compensation expense	11,780	9,015
Amortization of intangible assets	3,851	2,470
Realized gain from foreign currency on cash and investments held	(137)	(468)
Income tax effects of adjustments	(5,909)	(3,219)
Non-GAAP income	$24,874	$20,401
Shares used to compute non-GAAP income per share
Basic	36,427	36,136
Diluted	37,155	36,989
Non-GAAP income per share
Basic	$0.68	$0.56
Diluted	$0.67	$0.55

SPS COMMERCE, INC.	20	Form 10-Q for the Quarterly Period ended March 31, 2023

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
A critical accounting policy or estimate is one that is both material to the presentation of our financial statements and requires us to make difficult, subjective, or complex judgments relating to uncertain matters that could have a material effect on our financial condition and results of operations. Accordingly, we believe that our policies for revenue recognition, internally developed software, and business combinations are the most critical to fully understand and evaluate our financial condition and results of operations.
During the three months ended March 31, 2023, there were no changes in our critical accounting policies or estimates. For additional information regarding our critical accounting policies and estimates, see the discussion under "Critical Accounting Policies and Estimates" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC.
Liquidity and Capital Resources
As of March 31, 2023, our principal sources of liquidity were cash and cash equivalents and short-term investments totaling $233.5 million and net accounts receivable of $43.4 million. Our investments are selected in accordance with our investment policy, with a goal of maintaining liquidity and capital preservation. Our cash equivalents and short-term investments are held in highly liquid money market funds, certificates of deposits, and commercial paper.
The summary of activity within the condensed consolidated statements of cash flows was as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash provided by operating activities	$21,631	$4,347
Net cash provided by (used in) investing activities	(4,590)	5,668
Net cash provided by (used in) financing activities	2,425	(14,575)
Net Cash Flows from Operating Activities
The increase in cash provided by operating activities was primarily driven by changes in the amount and timing of settlement of operating assets and liabilities, in addition to increased net income.
Net Cash Flows from Investing Activities
The change in cash provided by (used in) investing activities was primarily due to the net investment activity.
Net Cash Flows from Financing Activities
The change in cash provided by (used in) financing activities was primarily due to the decrease in cash used for share repurchases.

SPS COMMERCE, INC.	21	Form 10-Q for the Quarterly Period ended March 31, 2023

Contractual and Commercial Commitment Summary
Our contractual obligations and commercial commitments as of March 31, 2023 are summarized below:

	Payments Due by Period
(in thousands)	Less Than 1 Year	1-3 Years	3-5 Years	Total
Operating lease obligations, including imputed interest	$4,689	$8,634	$4,105	$17,428
Purchase commitments	2,553	1,790	—	4,343
Total	$7,242	$10,424	$4,105	$21,771
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
Inflation and changing prices did not have a material effect on our business during the three months ended March 31, 2023 and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.
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
We did not have any variable interest rate outstanding debt as of March 31, 2023. Therefore, we do not have any material risk to interest rate fluctuations.

SPS COMMERCE, INC.	22	Form 10-Q for the Quarterly Period ended March 31, 2023

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
Our sales are primarily denominated in U.S. dollars. Our expenses are generally denominated in the local currencies in which our operations are located. As of March 31, 2023, we maintained 10% of our total cash and cash equivalents and investments in foreign currencies.
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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
In July 2022, we acquired the GCommerce business and in October 2022, we acquired the InterTrade business. Pursuant to the SEC’s general guidance that the assessment of a recently acquired business' internal control over financial reporting may be omitted in the year of acquisition, the scope of our most recent assessment did not include GCommerce or InterTrade. We are currently in the process of incorporating internal controls specific to GCommerce and InterTrade that we believe are appropriate and necessary to consolidate and report upon our financial results.
As of March 31, 2023, excluding net intangible assets and goodwill, GCommerce and InterTrade combined represented 3.4% of our consolidated assets. For the three months ended March 31, 2023, GCommerce and InterTrade combined represented 3.6% of our consolidated revenues.

SPS COMMERCE, INC.	23	Form 10-Q for the Quarterly Period ended March 31, 2023

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
Item 1A.    Risk Factors
There have been no material changes in our risk factors from those disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(c) Share Repurchases
On July 26, 2022 (announced July 27, 2022), our board of directors authorized a program to repurchase up to $50.0 million of our common stock. Under the program, purchases may be made from time to time in the open market or in privately negotiated purchases, or both. The new share repurchase program became effective August 26, 2022 and expires on July 26, 2024.
We did not make any repurchases under the program during the quarter ended March 31, 2023. For more information regarding our share repurchase programs, refer to Note J to our condensed consolidated financial statements, included in Part I of this Quarterly Report on Form 10-Q.

Item 3.    Defaults Upon Senior Securities
Not Applicable.
Item 4.    Mine Safety Disclosures
Not Applicable.
Item 5.    Other Information
Not Applicable.

SPS COMMERCE, INC.	24	Form 10-Q for the Quarterly Period ended March 31, 2023

Item 6.    Exhibits

Number	Description
3.1	Ninth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the SEC on May 21, 2020).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Form 10-K filed with the SEC on February 21, 2023).

10.1
Amendment to Amended and Restated Executive Severance and Change in Control Agreement, dated as of March 1, 2023, by and between Archie C. Black and SPS Commerce, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 2, 2023).

10.2
Form of Amendment to Amended and Restated Executive Severance and Change in Control Agreement (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on March 2, 2023).

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

104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL.

SPS COMMERCE, INC.	25	Form 10-Q for the Quarterly Period ended March 31, 2023

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 26, 2023	SPS COMMERCE, INC.

/s/ KIMBERLY NELSON
Kimberly Nelson
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

SPS COMMERCE, INC.	26	Form 10-Q for the Quarterly Period ended March 31, 2023