Form 10-Q
period 2023-06-30
SPS COMMERCE INC
filed 2023-07-27
CIK 1092699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding at July 20, 2023 was 36,651,156 shares.

SPS COMMERCE, INC.
QUARTERLY REPORT ON FORM 10-Q
Unless the context otherwise requires, for purposes of the Quarterly Report on Form 10-Q, the words “we,” “us,” “our,” the “Company,” “SPS,” and “SPS Commerce” refer to SPS Commerce, Inc.

SPS COMMERCE, INC.	2	Form 10-Q for the Quarterly Period ended June 30, 2023

PART I. – FINANCIAL INFORMATION
Item 1. Financial Statements
SPS COMMERCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except shares)	June 30, 2023	December 31, 2022
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$209,264	$162,893
Short-term investments	60,914	51,412
Accounts receivable	48,092	42,501
Allowance for credit losses	(3,100)	(3,066)
Accounts receivable, net	44,992	39,435
Deferred costs	56,250	52,755
Other assets	13,556	16,319
Total current assets	384,976	322,814
Property and equipment, net	35,211	35,458
Operating lease right-of-use assets	7,973	9,170
Goodwill	202,786	197,284
Intangible assets, net	77,633	88,352
Other assets
Deferred costs, non-current	19,005	17,424
Deferred income tax assets	6,676	227
Other assets, non-current	1,278	2,185
Total assets	$735,538	$672,914
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,163	$11,256
Accrued compensation	28,637	30,235
Accrued expenses	6,714	7,451
Deferred revenue	66,381	57,423
Operating lease liabilities	4,073	4,277
Total current liabilities	111,968	110,642
Other liabilities
Deferred revenue, non-current	5,724	4,771
Operating lease liabilities, non-current	11,058	13,009
Deferred income tax liabilities	5,807	7,419
Total liabilities	134,557	135,841
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 110,000,000 shares authorized; 38,797,917 and 38,309,144 shares issued; and 36,646,819 and 36,158,046 shares outstanding, respectively	39	38
Treasury Stock, at cost; 2,151,098 shares	(128,892)	(128,892)
Additional paid-in capital	508,484	476,117
Retained earnings	223,192	193,221
Accumulated other comprehensive loss	(1,842)	(3,411)
Total stockholders’ equity	600,981	537,073
Total liabilities and stockholders’ equity	$735,538	$672,914
See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.	3	Form 10-Q for the Quarterly Period ended June 30, 2023

SPS COMMERCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts) (unaudited)	2023	2022	2023	2022
Revenues	$130,416	$109,178	$256,284	$214,371
Cost of revenues	44,544	37,530	87,508	72,919
Gross profit	85,872	71,648	168,776	141,452
Operating expenses
Sales and marketing	30,349	24,582	59,433	49,237
Research and development	13,318	11,432	25,880	22,133
General and administrative	21,693	17,198	42,369	32,666
Amortization of intangible assets	3,479	2,468	7,330	4,938
Total operating expenses	68,839	55,680	135,012	108,974
Income from operations	17,033	15,968	33,764	32,478
Other income (expense), net	1,882	(1,338)	3,157	(915)
Income before income taxes	18,915	14,630	36,921	31,563
Income tax expense	4,233	3,877	6,950	8,207
Net income	$14,682	$10,753	$29,971	$23,356
Other comprehensive income (expense)
Foreign currency translation adjustments	1,615	(1,743)	1,520	(1,013)
Unrealized gain (loss) on investments, net of tax of $136, $(3), $269 and $(4), respectively	408	(8)	806	(11)
Reclassification of gain on investments into earnings, net of tax of $(127), $(8), $(252), and $(4), respectively	(381)	(23)	(757)	(12)
Total other comprehensive income (expense)	1,642	(1,774)	1,569	(1,036)
Comprehensive income	$16,324	$8,979	$31,540	$22,320

Net income per share
Basic	$0.40	$0.30	$0.82	$0.65
Diluted	$0.39	$0.29	$0.80	$0.63

Weighted average common shares used to compute net income per share
Basic	36,593	36,085	36,511	36,110
Diluted	37,426	36,862	37,327	36,897
See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.	4	Form 10-Q for the Quarterly Period ended June 30, 2023

SPS COMMERCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands, except shares) (unaudited)	Shares	Amount	Shares	Amount
Balances, March 31, 2022	36,120,518	$38	1,910,897	$(100,903)	$442,405	$150,690	$(709)	$491,521
Stock-based compensation	—	—	—	—	8,128	—	—	8,128
Shares issued pursuant to stock awards	9,274	—	—	—	186	—	—	186
Employee stock purchase plan activity	33,337	—	—	—	3,203	—	—	3,203
Repurchases of common stock	(133,652)	—	133,652	(14,997)	—	—	—	(14,997)
Net income	—	—	—	—	—	10,753	—	10,753
Foreign currency translation adjustments	—	—	—	—	—	—	(1,743)	(1,743)
Unrealized loss on investments, net of tax	—	—	—	—	—	—	(8)	(8)
Reclassification of loss on investments into earnings, net of tax	—	—	—	—	—	—	(23)	(23)
Balances, June 30, 2022	36,029,477	$38	2,044,549	$(115,900)	$453,922	$161,443	$(2,483)	$497,020

Balances, March 31, 2023	36,532,756	$39	2,151,098	$(128,892)	$489,716	$208,510	$(3,484)	$565,889
Stock-based compensation	—	—	—	—	12,237	—	—	12,237
Shares issued pursuant to stock awards	78,387	—	—	—	2,636	—	—	2,636
Employee stock purchase plan activity	35,676	—	—	—	3,895	—	—	3,895
Net income	—	—	—	—	—	14,682	—	14,682
Foreign currency translation adjustments	—	—	—	—	—	—	1,615	1,615
Unrealized gain on investments, net of tax	—	—	—	—	—	—	408	408
Reclassification of gain on investments into earnings, net of tax	—	—	—	—	—	—	(381)	(381)
Balances, June 30, 2023	36,646,819	$39	2,151,098	$(128,892)	$508,484	$223,192	$(1,842)	$600,981

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances, December 31, 2021	36,009,257	$38	1,789,353	$(85,677)	$433,258	$138,087	$(1,447)	$484,259
Stock-based compensation	—	—	—	—	16,624	—	—	16,624
Shares issued pursuant to stock awards	240,381	—	—	—	690	—	—	690
Employee stock purchase plan activity	35,035	—	—	—	3,350	—	—	3,350
Repurchases of common stock	(255,196)	—	255,196	(30,223)	—	—	—	(30,223)
Net income	—	—	—	—	—	23,356	—	23,356
Foreign currency translation adjustments	—	—	—	—	—	—	(1,013)	(1,013)
Unrealized loss on investments, net of tax	—	—	—	—	—	—	(11)	(11)
Reclassification of loss on investments into earnings, net of tax	—	—	—	—	—	—	(12)	(12)
Balances, June 30, 2022	36,029,477	$38	2,044,549	$(115,900)	$453,922	$161,443	$(2,483)	$497,020

Balances, December 31, 2022	36,158,046	$38	2,151,098	$(128,892)	$476,117	$193,221	$(3,411)	$537,073
Stock-based compensation	—	—	—	—	23,412	—	—	23,412
Shares issued pursuant to stock awards	450,548	1	—	—	4,818	—	—	4,819
Employee stock purchase plan activity	38,225	—	—	—	4,136	—	—	4,136
Net income	—	—	—	—	—	29,971	—	29,971
Foreign currency translation adjustments	—	—	—	—	—	—	1,520	1,520
Unrealized gain on investments, net of tax	—	—	—	—	—	—	806	806
Reclassification of gain on investments into earnings, net of tax	—	—	—	—	—	—	(757)	(757)
Balances, June 30, 2023	36,646,819	$39	2,151,098	$(128,892)	$508,484	$223,192	$(1,842)	$600,981
See accompanying notes to these condensed consolidated financial statements..

SPS COMMERCE, INC.	5	Form 10-Q for the Quarterly Period ended June 30, 2023

SPS COMMERCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(in thousands) (unaudited)	2023	2022
Cash flows from operating activities
Net income	$29,971	$23,356
Reconciliation of net income to net cash provided by operating activities
Deferred income taxes	(8,654)	(2,160)
Depreciation and amortization of property and equipment	9,289	7,814
Amortization of intangible assets	7,330	4,938
Provision for credit losses	2,491	2,634
Stock-based compensation	24,661	17,676
Other, net	1,143	8
Changes in assets and liabilities
Accounts receivable	(9,937)	(7,862)
Deferred costs	(5,136)	(5,095)
Other current and non-current assets	3,614	(1,423)
Accounts payable	(4,414)	(3,234)
Accrued compensation	(2,910)	(7,186)
Accrued expenses	(728)	(805)
Deferred revenue	9,909	8,802
Operating leases	(959)	(678)
Net cash provided by operating activities	55,670	36,785
Cash flows from investing activities
Purchases of property and equipment	(9,769)	(8,191)
Purchases of investments	(68,579)	(114,603)
Maturities of investments	60,000	117,500
Net cash used in investing activities	(18,348)	(5,294)
Cash flows from financing activities
Repurchases of common stock	—	(30,223)
Net proceeds from exercise of options to purchase common stock	4,819	690
Net proceeds from employee stock purchase plan activity	4,136	3,350
Net cash provided by (used in) financing activities	8,955	(26,183)
Effect of foreign currency exchange rate changes	94	(135)
Net increase in cash and cash equivalents	46,371	5,173
Cash and cash equivalents at beginning of period	162,893	207,552
Cash and cash equivalents at end of period	$209,264	$212,725
See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.	6	Form 10-Q for the Quarterly Period ended June 30, 2023

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
Significant Accounting Policies
There were no material changes in our significant accounting policies during the six months ended June 30, 2023. See Note A to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC, for additional information regarding our significant accounting policies.
Accounting Pronouncements Recently Adopted

Standard	Date of Issuance	Description	Date of Adoption	Effect on the Financial Statements
ASU 2021-08, Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers	October 2021	This amendment requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, effective for all business combinations in the year of adoption and thereafter.
			January 2023	The adoption of this standard may have a material impact on the purchase accounting for future business combinations depending on the specific amount of contract assets and liabilities being acquired.

SPS COMMERCE, INC.	7	Form 10-Q for the Quarterly Period ended June 30, 2023

NOTE B – Business Acquisitions
GCommerce
Effective July 19, 2022, we acquired all of the outstanding equity ownership interests of GCommerce, Inc. ("GCommerce"), a leading EDI provider within the automotive aftermarket industry. Pursuant to the definitive agreement, the purchase price was $45.1 million, including post-closing adjustments. During the quarter ended March 31, 2023, provisional amounts were adjusted by $1.6 million, primarily relating to a $1.5 million decrease in the estimated value of deferred income tax assets, with the corresponding offset to goodwill. During the quarter ending June 30, 2023, there were no significant adjustments made to provisional amounts. The purchase accounting for the acquisition has been finalized as of June 30, 2023.
InterTrade
Effective October 4, 2022, we acquired all of the outstanding equity ownership interests of Canadian based InterTrade Systems Inc. ("InterTrade"), a leading EDI provider within the apparel and general merchandising markets. Pursuant to the definitive agreement, the purchase price was $49.1 million, including estimated post-closing adjustments. The purchase accounting for the acquisition has not been finalized as of June 30, 2023 due to various items including valuation modeling completion; provisional amounts are primarily related to intangible assets. We expect to finalize the allocation of the purchase price within the one-year measurement period following the acquisition. During the quarter ended June 30, 2023, provisional amounts were adjusted by $3.1 million, primarily relating to a $3.9 million decrease in estimated value of intangible assets and the corresponding $1.0 million change to the deferred tax position, with the offsets to goodwill.
TIE Kinetix
On July 26, 2023, we entered into a purchase agreement with TIE Kinetix N.V. ("TIE Kinetix"), a leading provider of supply chain digitalization including EDI and e-invoicing in Europe, to acquire the business and operations of TIE Kinetix by purchasing the equity of its wholly owned operating subsidiary. The purchase price is €64.5 million ($71.4 million at the July 26, 2023 exchange rate), net of cash acquired. The transaction is subject to customary closing conditions and is expected to close during the quarter ending September 30, 2023, upon the approval of the shareholders of TIE Kinetix.

NOTE C – Revenue
We derive our revenues from the following revenue streams:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Recurring revenues:
Fulfillment	$105,500	$87,887	$207,169	$172,618
Analytics	12,709	11,648	25,079	22,944
Other	3,314	1,628	6,576	3,168
Recurring revenues	121,523	101,163	238,824	198,730
One-time revenues	8,893	8,015	17,460	15,641
Total revenue	$130,416	$109,178	$256,284	$214,371
Revenues are the amount that reflects the consideration we are contractually and legally entitled to, as well as the amount we expect to collect, in exchange for those services.

SPS COMMERCE, INC.	8	Form 10-Q for the Quarterly Period ended June 30, 2023

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
The table below presents the activity of the portion of the deferred revenue liability relating to set-up fees:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Balance, beginning of period	$15,287	$14,938	$14,999	$14,459
Invoiced set-up fees	5,739	4,058	9,990	8,061
Recognized set-up fees	(4,048)	(3,687)	(8,011)	(7,211)
Balance, end of period	$16,978	$15,309	$16,978	$15,309
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
NOTE D – Deferred Costs
The deferred costs activity was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Balance, beginning of period	$71,809	$62,610	$70,179	$59,720
Incurred deferred costs	19,304	17,637	37,538	35,418
Amortized deferred costs	(15,858)	(15,582)	(32,462)	(30,473)
Balance, end of period	$75,255	$64,665	$75,255	$64,665

SPS COMMERCE, INC.	9	Form 10-Q for the Quarterly Period ended June 30, 2023

NOTE E – Fair Value Measurements
Cash Equivalents and Investments
Cash equivalents and investments, as measured at fair value on a recurring basis, consisted of the following:

		June 30, 2023			December 31, 2022
	Fair Value Level	Amortized Cost	Unrealized Gains (Losses), net	Fair Value	Amortized Cost	Unrealized Gains (Losses), net	Fair Value
(in thousands)
Cash equivalents:
Money market funds	Level 1	$152,309	$—	$152,309	$73,368	$—	$73,368
Investments:
Certificates of deposit	Level 1	6,662	—	6,662	6,813	—	6,813
Marketable securities:
Commercial paper	Level 2	43,985	305	44,290	44,224	375	44,599
U.S. treasury securities	Level 2	9,827	135	9,962	—	—	—
		$212,783	$440	$213,223	$124,405	$375	$124,780

NOTE F – Allowance for Credit Losses
The allowance for credit losses activity, included in accounts receivable, net, was as follows:

	Six Months Ended June 30,
(in thousands)	2023	2022
Balance, beginning of period	$3,066	$4,249
Provision for credit losses	2,491	2,634
Write-offs, net of recoveries	(2,457)	(2,429)
Balance, end of period	$3,100	$4,454
NOTE G – Property and Equipment, Net
Property and equipment, net consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022
Internally developed software	$54,846	$49,994
Computer equipment	32,213	30,310
Leasehold improvements	15,386	16,531
Office equipment and furniture	10,602	10,981
Property and equipment, cost	113,047	107,816
Less: accumulated depreciation and amortization	(77,836)	(72,358)
Total property and equipment, net	$35,211	$35,458

SPS COMMERCE, INC.	10	Form 10-Q for the Quarterly Period ended June 30, 2023

NOTE H – Goodwill and Intangible Assets, Net
Goodwill
The activity in goodwill was as follows:

Six Months Ended June 30,
(in thousands)	2023
Balance, beginning of period	$197,284
Foreign currency translation	924
Remeasurement from provisional purchase accounting amount	4,578
Balance, end of period	$202,786
Intangible Assets
Intangible assets, net consisted of the following:

	June 30, 2023
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net	Weighted Average Remaining Amortization Period
Subscriber relationships	$79,385	$(26,376)	$(3,068)	$49,941	6.4 years
Acquired technology	40,612	(12,597)	(323)	27,692	5.2 years
	$119,997	$(38,973)	$(3,391)	$77,633	6.0 years

	December 31, 2022
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net	Weighted Average Remaining Amortization Period
Subscriber relationships	$80,101	$(22,255)	$(171)	$57,675	6.8 years
Acquired technology	40,610	(9,934)	1	30,677	5.7 years
	$120,711	$(32,189)	$(170)	$88,352	6.4 years
The estimated future annual amortization expense related to intangible assets is as follows:

(in thousands)
Remainder of 2023	$7,401
2024	13,665
2025	13,527
2026	12,523
2027	12,060
Thereafter	18,457
Total future amortization	$77,633

SPS COMMERCE, INC.	11	Form 10-Q for the Quarterly Period ended June 30, 2023

NOTE I – Commitments and Contingencies
Leases
The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Operating lease cost	$779	$740	$1,578	$1,499
Variable lease cost	950	856	1,878	1,649
	$1,729	$1,596	$3,456	$3,148
Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,329	$2,176
Right-of-use assets obtained in exchange for operating lease liabilities	268	—
Supplemental balance sheet information related to operating leases was as follows:

	June 30, 2023	December 31, 2022
Weighted-average remaining lease term	3.5 years	3.9 years
Weighted-average discount rate	4.0%	4.0%
At June 30, 2023, our future minimum payments under operating leases were as follows:

(in thousands)
Remainder of 2023	$2,563
2024	4,567
2025	4,116
2026	3,766
2027	1,282
Total future gross payments	$16,294
Less: imputed interest	(1,163)
Total operating lease liabilities	$15,131
Purchase Commitments
We have entered into separate noncancelable agreements with computing infrastructure, productivity software, customer relationship management, and performance and security data analytics vendors for services through 2026. At June 30, 2023, our remaining purchase commitments and estimated purchase timing were as follows:

(in thousands)
Remainder of 2023	$5,863
2024	11,527
2025	11,178
2026	4,510
Total estimated future purchases	$33,078

SPS COMMERCE, INC.	12	Form 10-Q for the Quarterly Period ended June 30, 2023

NOTE J – Stockholders’ Equity
Share Repurchase Programs
Our board of directors has authorized multiple non-concurrent programs to repurchase our common stock. Details of the programs and activity thereunder through June 30, 2023 were as follows:

(in thousands)	Effective Date	Expiration Date	Share Value Authorized for Repurchase	Share Value Repurchased	Unused & Expired Share Repurchase Value	Share Value Available for Future Repurchase
2021 Program	November 2021	August 2022	$50,000	$49,992	$8	N/A
2022 Program	August 2022	July 2024	50,000	2,992	N/A	$47,008
The share repurchase activity by period was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except shares and per share amounts)	2023	2022	2023	2022
Number of shares repurchased	—	133,652	—	255,196
Shares repurchased cost	$—	$14,997	$—	$30,223
Average price per repurchased share	$—	$112.21	$—	$118.43
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
We recognize stock-based compensation expense based on grant date award fair value. This cost is recognized over the period for which the employee is required to provide service in exchange for the award or the award performance period, except for expenses relating to retirement-eligible employees that have not given their required notice, which is recognized on a pro-rata basis over the notice period prior to retirement. At June 30, 2023, there were 12.8 million shares available for grant under approved equity compensation plans.
Stock-based compensation expense was allocated in the condensed consolidated statements of comprehensive income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Cost of revenues	$2,586	$2,152	$5,089	$4,331
Operating expenses
Sales and marketing	2,528	1,958	4,951	3,990
Research and development	1,812	1,380	3,589	2,854
General and administrative	5,955	3,171	11,032	6,501
	$12,881	$8,661	$24,661	$17,676

SPS COMMERCE, INC.	13	Form 10-Q for the Quarterly Period ended June 30, 2023

Stock-based compensation expense by grant type or plan was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Stock options	$494	$463	$985	$940
PSUs	3,499	2,004	7,424	4,703
RSUs	7,381	5,094	13,443	9,732
RSAs & DSUs	115	110	223	218
ESPP	748	458	1,337	1,032
401(k) stock match	644	532	1,249	1,051
	$12,881	$8,661	$24,661	$17,676
As of June 30, 2023, there was $53.8 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a primarily straight-line basis over a weighted average period of 2.5 years.
Stock Options
Our stock option activity was as follows:

	Six Months Ended June 30, 2023
	Options (#)	Weighted Average Exercise Price ($/share)
Outstanding, beginning of period	562,697	$56.24
Granted	39,483	151.89
Exercised	(143,550)	33.57
Forfeited	(1,916)	123.49
Outstanding, end of period	456,714	$71.36
Of the total outstanding options at June 30, 2023, 0.4 million were exercisable. The outstanding and exercisable options had a weighted average exercise price of $58.49 per share and a weighted average remaining contractual life of 3.1 years.
The weighted average grant date fair value of options granted during the six months ended June 30, 2023 was $56.23 per share. This was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Life (in years)	4.2
Volatility	39.3%
Dividend yield	—
Risk-free interest rate	4.0%
Performance Share Units, Restricted Stock Units and Awards, and Deferred Stock Units
In each of the quarters ended March 31, 2023, 2022, 2021, and 2020 we granted PSU awards with a target performance level. These awards are earned based upon our Company’s total shareholder return as compared to an indexed total shareholder return over the course of a fiscal based three-year performance period, starting in the year of grant. Earned awards vest in the quarter following the conclusion of the performance period. In the three months ended March 31, 2023, PSU awards granted in 2020 vested at the maximum performance level and 0.1 million shares of common stock were issued.

SPS COMMERCE, INC.	14	Form 10-Q for the Quarterly Period ended June 30, 2023

Activity for our PSUs, RSUs, RSAs, and DSUs in aggregate was as follows:

	Six Months Ended June 30, 2023
	#	Weighted Average Grant Date Fair Value ($/share)
Outstanding, beginning of period	712,158	$103.93
Granted	311,488	162.86
Vested and common stock issued	(305,853)	74.89
Forfeited	(4,613)	115.39
Outstanding, end of period	713,180	$142.04
The number of PSUs, RSUs, RSAs, and DSUs outstanding at June 30, 2023 included less than 0.1 million units that have vested, but the shares of common stock have not yet been issued, pursuant to the terms of the underlying agreements.
Employee Stock Purchase Plan
Our ESPP activity was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except shares)	2023	2022	2023	2022
Amounts for shares purchased	$3,895	$3,203	$4,136	$3,350
Shares purchased	35,676	33,337	38,225	35,035
A total of 1.7 million shares of common stock are reserved for issuance under the ESPP as of June 30, 2023.
The fair value was estimated based on the market price of our common stock at the beginning of the offering period using the following assumptions:

Life (in years)	0.5
Volatility	40.1%
Dividend yield	—
Risk-free interest rate	4.6%
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

SPS COMMERCE, INC.	15	Form 10-Q for the Quarterly Period ended June 30, 2023

NOTE M – Other Income and Expense
Other income (expense), net included the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Investment income	$1,611	$172	$2,737	$220
Realized gain (loss) from foreign currency on cash and investments held	290	(1,327)	427	(859)
Other expense, net	(19)	(183)	(7)	(276)
Total other income (expense), net	$1,882	$(1,338)	$3,157	$(915)
NOTE N – Net Income Per Share
The components and computation of basic and diluted net income per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Numerator
Net income	$14,682	$10,753	$29,971	$23,356
Denominator
Weighted average common shares outstanding, basic	36,593	36,085	36,511	36,110
Options to purchase common stock	274	391	291	405
PSUs, RSUs, RSAs, and DSUs	559	386	525	382
Weighted average common shares outstanding, diluted	37,426	36,862	37,327	36,897
Net income per share
Basic	$0.40	$0.30	$0.82	$0.65
Diluted	$0.39	$0.29	$0.80	$0.63
The number of outstanding potential common shares that were excluded from the calculation of diluted net income per share as they were anti-dilutive was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Anti-dilutive shares	37	242	63	211

SPS COMMERCE, INC.	16	Form 10-Q for the Quarterly Period ended June 30, 2023

NOTE O – Geographic Information
Revenue
Domestic revenue, which we define as revenue that was attributable to customers based within the U.S., was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Domestic revenue	84%	84%	84%	84%
No single jurisdiction outside of the U.S. had revenues in excess of 10%.
Property and Equipment
Property and equipment, net located at subsidiary and office locations outside of the U.S. was as follows:

	June 30, 2023	December 31, 2022
International property and equipment	14%	13%

SPS COMMERCE, INC.	17	Form 10-Q for the Quarterly Period ended June 30, 2023

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

SPS COMMERCE, INC.	18	Form 10-Q for the Quarterly Period ended June 30, 2023

Results of Operations
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
The following table presents our results of operations for the periods indicated:

	Three Months Ended June 30,
	2023		2022		Change
($ in thousands)	$	% of revenue(1)	$	% of revenue(1)	$	%
Revenues	$130,416	100.0%	$109,178	100.0%	$21,238	19.5%
Cost of revenues	44,544	34.2	37,530	34.4	7,014	18.7
Gross profit	85,872	65.8	71,648	65.6	14,224	19.9
Operating expenses
Sales and marketing	30,349	23.3	24,582	22.5	5,767	23.5
Research and development	13,318	10.2	11,432	10.5	1,886	16.5
General and administrative	21,693	16.6	17,198	15.8	4,495	26.1
Amortization of intangible assets	3,479	2.7	2,468	2.3	1,011	41.0
Total operating expenses	68,839	52.8	55,680	51.0	13,159	23.6
Income from operations	17,033	13.1	15,968	14.6	1,065	6.7
Other income (expense), net	1,882	1.4	(1,338)	(1.2)	3,220	(240.7)
Income before income taxes	18,915	14.5	14,630	13.4	4,285	29.3
Income tax expense	4,233	3.2	3,877	3.6	356	9.2
Net income	$14,682	11.3%	$10,753	9.8%	$3,929	36.5%

(1) Amounts in column may not foot due to rounding
Revenues - Revenues increased for the 90th consecutive quarter. The increase in revenue resulted from two primary factors: the increase in recurring revenue customers, which is driven primarily by continued business growth and by business acquisitions, and the increase in average recurring revenues per recurring revenue customer, which we also refer to as wallet share.
•The number of recurring revenue customers increased 11% to 43,000 at June 30, 2023 from 38,650 at June 30, 2022 primarily due to sales and marketing efforts to acquire new customers and due to recent acquisitions.
•Wallet share increased 8% to $11,350 for the three months ended June 30, 2023 from $10,550 for the same period in 2022. This was primarily attributable to increased usage of our products by our recurring revenue customers.
Recurring revenues increased 20% to $121.5 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Recurring revenues accounted for 93% of our total revenues for the three months ended June 30, 2023 and 2022. We anticipate that the number of recurring revenue customers and wallet share will continue to increase as we execute our growth strategy focused on further penetration of our market.
Cost of Revenues - The increase in cost of revenues was primarily due to increased headcount, which resulted in an increase of $5.0 million in personnel-related costs.
Sales and Marketing Expenses - The increase in sales and marketing expense was primarily due to increased headcount, which resulted in an increase of $3.6 million in personnel-related costs.
Research and Development Expenses - The increase in research and development expense was primarily due to increased headcount, which resulted in an increase of $1.1 million in personnel-related costs.

SPS COMMERCE, INC.	19	Form 10-Q for the Quarterly Period ended June 30, 2023

General and Administrative Expenses - The increase in general and administrative expense was primarily related to increased stock-based compensation of $2.8 million. Additionally, the increase was due to supporting continued business growth, including an increase in headcount. The increase in headcount resulted in an increase in personnel-related costs of $1.1 million.
Amortization of Intangible Assets - The increase in amortization of intangible assets was driven by acquired intangible assets related to recent business combinations.
Other Income (Expense), Net - The increase in other income (expense), net was primarily due to favorable investment returns and foreign currency exchange rate changes.
Income Tax Expense - The increase in income tax expense was primarily driven by the increase pre-tax income, as partially offset by changes in the excess tax deductions from current period equity award settlements. Excess tax benefits generated upon the settlement or exercise of stock awards are recognized as a reduction to income tax expense and, as a result, we expect that our annual effective income tax rate will fluctuate.
Adjusted EBITDA - Adjusted EBITDA consists of net income adjusted for income tax expense, depreciation and amortization expense, stock-based compensation expense, realized gain or loss from foreign currency on cash and investments held, investment income or loss, and other adjustments as necessary for a fair presentation. Other adjustments included the expense impact from the disposals of certain capitalized internally developed software. Net income is the comparable GAAP measure of financial performance.
The following table provides a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended June 30,
(in thousands)	2023	2022
Net income	$14,682	$10,753
Income tax expense	4,233	3,877
Depreciation and amortization of property and equipment	4,663	3,950
Amortization of intangible assets	3,479	2,468
Stock-based compensation expense	12,881	8,661
Realized (gain) loss from foreign currency on cash and investments held	(290)	1,327
Investment income	(1,611)	(172)
Other	134	—
Adjusted EBITDA	$38,171	$30,864

Adjusted EBITDA Margin - Adjusted EBITDA Margin consists of Adjusted EBITDA divided by revenue. Margin, the comparable GAAP measure of financial performance, consists of net income divided by revenue.
The following table provides a comparison of Margin to Adjusted EBITDA Margin:

	Three Months Ended June 30,
(in thousands, except Margin and Adjusted EBITDA Margin)	2023	2022
Revenue	$130,416	$109,178

Net income	14,682	10,753
Margin	11%	10%

Adjusted EBITDA	38,171	30,864
Adjusted EBITDA Margin	29%	28%

SPS COMMERCE, INC.	20	Form 10-Q for the Quarterly Period ended June 30, 2023

Non-GAAP Income per Share - Non-GAAP income per share consists of net income adjusted for stock-based compensation expense, amortization expense related to intangible assets, realized gain or loss from foreign currency on cash and investments held, other adjustments as necessary for a fair presentation, and the corresponding tax impacts of the adjustments to net income, divided by the weighted average number of shares of common and diluted stock outstanding during each period. Other adjustments included the expense impact from the disposals of certain capitalized internally developed software. Net income per share, the comparable GAAP measure of financial performance, consists of net income divided by the weighted average number of shares of common and diluted stock outstanding during each period.
To quantify the tax effects, we recalculated income tax expense excluding the direct book and tax effects of the specific items constituting the non-GAAP adjustments. The difference between this recalculated income tax expense and GAAP income tax expense is presented as the income tax effect of the non-GAAP adjustments.
The following table provides a reconciliation of net income per share to non-GAAP income per share:

	Three Months Ended June 30,
(in thousands, except per share amounts)	2023	2022
Net income	$14,682	$10,753
Stock-based compensation expense	12,881	8,661
Amortization of intangible assets	3,479	2,468
Realized (gain) loss from foreign currency on cash and investments held	(290)	1,327
Other	134	—
Income tax effects of adjustments	(5,199)	(3,491)
Non-GAAP income	$25,687	$19,718

Shares used to compute net income and non-GAAP income per share
Basic	36,593	36,085
Diluted	37,426	36,862

Net income per share, basic	$0.40	$0.30
Non-GAAP adjustments to net income per share, basic	0.30	0.25
Non-GAAP income per share, basic	$0.70	$0.55

Net income per share, diluted	$0.39	$0.29
Non-GAAP adjustments to net income per share, diluted	0.30	0.24
Non-GAAP income per share, diluted	$0.69	$0.53

SPS COMMERCE, INC.	21	Form 10-Q for the Quarterly Period ended June 30, 2023

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
The following table presents our results of operations for the periods indicated:

	Six Months Ended June 30,
	2023		2022		Change
($ in thousands)	$	% of revenue(1)	$	% of revenue(1)	$	%
Revenues	$256,284	100.0%	$214,371	100.0%	$41,913	19.6%
Cost of revenues	87,508	34.1	72,919	34.0	14,589	20.0
Gross profit	168,776	65.9	141,452	66.0	27,324	19.3
Operating expenses
Sales and marketing	59,433	23.2	49,237	23.0	10,196	20.7
Research and development	25,880	10.1	22,133	10.3	3,747	16.9
General and administrative	42,369	16.5	32,666	15.2	9,703	29.7
Amortization of intangible assets	7,330	2.9	4,938	2.3	2,392	48.4
Total operating expenses	135,012	52.7	108,974	50.8	26,038	23.9
Income from operations	33,764	13.2	32,478	15.2	1,286	4.0
Other income (expense), net	3,157	1.2	(915)	(0.4)	4,072	(445.0)
Income before income taxes	36,921	14.4	31,563	14.7	5,358	17.0
Income tax expense	6,950	2.7	8,207	3.8	(1,257)	(15.3)
Net income	$29,971	11.7%	$23,356	10.9%	$6,615	28.3%

(1) Amounts in column may not foot due to rounding
Revenues - The increase in revenue resulted from two primary factors: the increase in recurring revenue customers, which is driven primarily by continued business growth and by business acquisitions, and the increase in average recurring revenues per recurring revenue customer, which we also refer to as wallet share.
•The number of recurring revenue customers increased 11% to 43,000 at June 30, 2023 from 38,650 at June 30, 2022 primarily due to sales and marketing efforts to acquire new customers and due to recent acquisitions.
•Wallet share increased 7% to $11,200 for the six months ended June 30, 2023 from $10,450 for the same period in 2022. The increase was primarily attributable to increased usage of our solutions by our recurring revenue customers.
Recurring revenues increased 20% to $238.8 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Recurring revenues from recurring revenue customers accounted for 93% of our total revenues for the six months ended June 30, 2023 and 2022, respectively. We anticipate that the number of recurring revenue customers and wallet share will continue to increase as we execute our growth strategy focused on further penetrations of our market.
Cost of Revenues - The increase in cost of revenues was primarily due to increased headcount, which resulted in an increase of $10.8 million in personnel-related costs and an increase of $1.4 million of software subscriptions.
Sales and Marketing Expenses - The increase in sales and marketing expense was primarily due to increased headcount, which resulted in an increases of $7.0 million in personnel-related costs, $1.0 million in stock-based compensation, and $1.0 million in variable compensation earned by sales personnel and referral partners.
Research and Development Expenses - The increase in research and development expense was primarily due to increased headcount, which resulted in an increase of $2.3 million in personnel-related costs.

SPS COMMERCE, INC.	22	Form 10-Q for the Quarterly Period ended June 30, 2023

General and Administrative Expenses - The increase in general and administrative expense was primarily related to increased stock-based compensation of $4.5 million. Additionally, the increase was due to supporting continued business growth, including an increase in headcount. The increase in headcount resulted in an increase in personnel-related costs of $2.5 million and an increase of $1.0 million of software subscriptions. Additionally, there was an increase in charitable contributions of $1.0 million.
Amortization of Intangible Assets - The increase in amortization of intangible assets was driven by acquired intangible assets related to recent business combinations.
Other Income (Expense), Net - The increase in other income (expense), net was primarily due to favorable investment returns and foreign currency exchange rate changes.
Income Tax Expense - The decrease in income tax expense was primarily driven by the change in the excess tax deductions due to the current period equity award settlements, as partially offset by an increase in pre-tax income. Excess tax benefits generated upon the settlement or exercise of stock awards are recognized as a reduction to income tax expense and, as a result, we expect that our annual effective income tax rate will fluctuate.
Adjusted EBITDA - Adjusted EBITDA consists of net income adjusted for income tax expense, depreciation and amortization expense, stock-based compensation expense, realized gain or loss from foreign currency on cash and investments held, investment income or loss, and other adjustments as necessary for a fair presentation. Other adjustments included the expense impact from the disposals of certain capitalized internally developed software. Net income is the comparable GAAP measure of financial performance.
The following table provides a reconciliation of net income to Adjusted EBITDA:

	Six Months Ended June 30,
(in thousands)	2023	2022
Net income	$29,971	$23,356
Income tax expense	6,950	8,207
Depreciation and amortization of property and equipment	9,289	7,814
Amortization of intangible assets	7,330	4,938
Stock-based compensation expense	24,661	17,676
Realized (gain) loss from foreign currency on cash and investments held	(427)	859
Investment income	(2,737)	(220)
Other	134	—
Adjusted EBITDA	$75,171	$62,630
Adjusted EBITDA Margin - Adjusted EBITDA Margin consists of Adjusted EBITDA divided by revenue. Margin, the comparable GAAP measure of financial performance, consists of net income divided by revenue.
The following table provides a comparison of Margin to Adjusted EBITDA Margin:

	Six Months Ended June 30,
(in thousands, except Margin and Adjusted EBITDA Margin)	2023	2022
Revenue	$256,284	$214,371

Net income	29,971	23,356
Margin	12%	11%

Adjusted EBITDA	75,171	62,630
Adjusted EBITDA Margin	29%	29%

SPS COMMERCE, INC.	23	Form 10-Q for the Quarterly Period ended June 30, 2023

Non-GAAP Income per Share - Non-GAAP income per share consists of net income adjusted for stock-based compensation expense, amortization expense related to intangible assets, realized gain or loss from foreign currency on cash and investments held, other adjustments as necessary for a fair presentation, and the corresponding tax impacts of the adjustments to net income, divided by the weighted average number of shares of common and diluted stock outstanding during each period. Other adjustments included the expense impact from the disposals of certain capitalized internally developed software. Net income per share, the comparable GAAP measure of financial performance, consists of net income divided by the weighted average number of shares of common and diluted stock outstanding during each period.
To quantify the tax effects, we recalculated income tax expense excluding the direct book and tax effects of the specific items constituting the non-GAAP adjustments. The difference between this recalculated income tax expense and GAAP income tax expense is presented as the income tax effect of the non-GAAP adjustments.
The following table provides a reconciliation of net income per share to non-GAAP income per share:

	Six Months Ended June 30,
(in thousands, except per share amounts)	2023	2022
Net income	$29,971	$23,356
Stock-based compensation expense	24,661	17,676
Amortization of intangible assets	7,330	4,938
Realized (gain) loss from foreign currency on cash and investments held	(427)	859
Other	134	—
Income tax effects of adjustments	(11,108)	(6,710)
Non-GAAP income	$50,561	$40,119

Shares used to compute net income and non-GAAP income per share
Basic	36,511	36,110
Diluted	37,327	36,897

Net income per share, basic	$0.82	$0.65
Non-GAAP adjustments to net income per share, basic	0.56	0.46
Non-GAAP income per share, basic	$1.38	$1.11

Net income per share, diluted	$0.80	$0.63
Non-GAAP adjustments to net income per share, diluted	0.55	0.46
Non-GAAP income per share, diluted	$1.35	$1.09

SPS COMMERCE, INC.	24	Form 10-Q for the Quarterly Period ended June 30, 2023

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
During the six months ended June 30, 2023, there were no changes in our critical accounting policies or estimates. For additional information regarding our critical accounting policies and estimates, see the discussion under "Critical Accounting Policies and Estimates" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC.
Liquidity and Capital Resources
As of June 30, 2023, our principal sources of liquidity were cash and cash equivalents and short-term investments totaling $270.2 million and net accounts receivable of $45.0 million. Our investments are selected in accordance with our investment policy, with a goal of maintaining liquidity and capital preservation. Our cash equivalents and short-term investments are held in highly liquid money market funds, certificates of deposits, and commercial paper.
The summary of activity within the condensed consolidated statements of cash flows was as follows:

	Six Months Ended June 30,
(in thousands)	2023	2022
Net cash provided by operating activities	$55,670	$36,785
Net cash used in investing activities	(18,348)	(5,294)
Net cash provided by (used in) financing activities	8,955	(26,183)
Net Cash Flows from Operating Activities
The increase in cash provided by operating activities was primarily driven by changes in the amount and timing of settlement of operating assets and liabilities, in addition to increased net income.
Net Cash Flows from Investing Activities
The increase in cash used in investing activities was primarily due to the net investment activity.
Net Cash Flows from Financing Activities
The change in cash provided by (used in) financing activities was primarily due to the decrease in cash used for share repurchases.

SPS COMMERCE, INC.	25	Form 10-Q for the Quarterly Period ended June 30, 2023

Contractual and Commercial Commitment Summary
Our contractual obligations and commercial commitments as of June 30, 2023 are summarized below:

	Payments Due by Period
(in thousands)	Less Than 1 Year	1-3 Years	3-5 Years	Total
Operating lease obligations, including imputed interest	$4,589	$8,522	$3,183	$16,294
Purchase commitments	13,115	19,963	—	33,078
Total	$17,704	$28,485	$3,183	$49,372
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
•response of competitors to our products and applications; and
•use of capital for acquisitions, including the €64.5 million TIE Kinetix acquisition expected to close in the quarter ending September 30, 2023.
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
Inflation and changing prices did not have a material effect on our business during the six months ended June 30, 2023 and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.
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
We did not have any variable interest rate outstanding debt as of June 30, 2023. Therefore, we do not have any material risk to interest rate fluctuations.

SPS COMMERCE, INC.	26	Form 10-Q for the Quarterly Period ended June 30, 2023

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
Our sales are primarily denominated in U.S. dollars. Our expenses are generally denominated in the local currencies in which our operations are located. As of June 30, 2023, we maintained 10% of our total cash and cash equivalents and investments in foreign currencies.
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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
As of June 30, 2023, excluding net intangible assets and goodwill, GCommerce and InterTrade combined represented 4.2% of our consolidated assets. For the six months ended June 30, 2023, GCommerce and InterTrade combined represented 3.3% of our consolidated revenues.

SPS COMMERCE, INC.	27	Form 10-Q for the Quarterly Period ended June 30, 2023

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
Item 1A.    Risk Factors
There have been no material changes in our risk factors from those disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC, except for the below which replaces the risk factor titled, “If we fail to attract, retain, and train members of our senior management team, including our Chief Executive Officer and other key personnel, our business plan would be impacted, and we might not be able to implement it successfully.”

If we fail to attract, retain, and train members of our senior management team and other key personnel, or if we are not able to successfully manage the transition of our Chief Executive Officer or our President and Chief Operating Officer, our business could be adversely affected.

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

Further, we have announced the planned retirement of our Chief Executive Officer, Archie Black, and the appointment of his successor, Chad Collins, effective October 2, 2023, and the planned retirement of our President and Chief Operating Officer, James Frome, effective December 31, 2024. Leadership transitions and management changes involve inherent risks, can be difficult to manage and may cause uncertainty or a disruption, which could adversely affect our business.
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
We did not make any repurchases under the program during the quarter ended June 30, 2023. For more information regarding our share repurchase programs, refer to Note J to our condensed consolidated financial statements, included in Part I of this Quarterly Report on Form 10-Q.

Item 3.    Defaults Upon Senior Securities
Not Applicable.
Item 4.    Mine Safety Disclosures
Not Applicable.

SPS COMMERCE, INC.	28	Form 10-Q for the Quarterly Period ended June 30, 2023

Item 5.    Other Information
Insider Adoption or Termination of Trading Arrangements
During the three months ending June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
Item 6.    Exhibits

Number	Description
3.1	Ninth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the SEC on May 21, 2020).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Form 10-K filed with the SEC on February 21, 2023).

10.1	Offer Letter between Chad Collins and SPS Commerce, Inc., dated as of July 6, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 6, 2023).

10.2
Executive Severance and Change in Control Agreement, effective as of October 2, 2023, by and between Chad Collins and SPS Commerce, Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on July 6, 2023).

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

104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL.

SPS COMMERCE, INC.	29	Form 10-Q for the Quarterly Period ended June 30, 2023

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 27, 2023	SPS COMMERCE, INC.

/s/ KIMBERLY NELSON
Kimberly Nelson
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

SPS COMMERCE, INC.	30	Form 10-Q for the Quarterly Period ended June 30, 2023