Form 10-Q
period 2023-09-30
SPS COMMERCE INC
filed 2023-10-26
CIK 1092699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding at October 19, 2023 was 36,697,608 shares.

SPS COMMERCE, INC.
QUARTERLY REPORT ON FORM 10-Q
Unless the context otherwise requires, for purposes of the Quarterly Report on Form 10-Q, the words “we,” “us,” “our,” the “Company,” “SPS,” and “SPS Commerce” refer to SPS Commerce, Inc.

SPS COMMERCE, INC.	2	Form 10-Q for the Quarterly Period ended September 30, 2023

PART I. – FINANCIAL INFORMATION
Item 1. Financial Statements
SPS COMMERCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except shares)	September 30, 2023	December 31, 2022
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$178,702	$162,893
Short-term investments	60,628	51,412
Accounts receivable	48,218	42,501
Allowance for credit losses	(3,077)	(3,066)
Accounts receivable, net	45,141	39,435
Deferred costs	59,525	52,755
Other assets	15,743	16,319
Total current assets	359,739	322,814
Property and equipment, net	36,209	35,458
Operating lease right-of-use assets	8,315	9,170
Goodwill	252,045	197,284
Intangible assets, net	103,597	88,352
Other assets
Deferred costs, non-current	19,521	17,424
Deferred income tax assets	6,805	227
Other assets, non-current	1,177	2,185
Total assets	$787,408	$672,914
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,195	$11,256
Accrued compensation	41,474	30,235
Accrued expenses	8,900	7,451
Deferred revenue	71,853	57,423
Operating lease liabilities	4,449	4,277
Total current liabilities	132,871	110,642
Other liabilities
Deferred revenue, non-current	6,849	4,771
Operating lease liabilities, non-current	10,563	13,009
Deferred income tax liabilities	10,281	7,419
Total liabilities	160,564	135,841
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 110,000,000 shares authorized; 38,847,028 and 38,309,144 shares issued; and 36,695,930 and 36,158,046 shares outstanding, respectively	39	38
Treasury Stock, at cost; 2,151,098 shares	(128,892)	(128,892)
Additional paid-in capital	520,313	476,117
Retained earnings	240,034	193,221
Accumulated other comprehensive loss	(4,650)	(3,411)
Total stockholders’ equity	626,844	537,073
Total liabilities and stockholders’ equity	$787,408	$672,914
See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.	3	Form 10-Q for the Quarterly Period ended September 30, 2023

SPS COMMERCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts) (unaudited)	2023	2022	2023	2022
Revenues	$135,661	$114,486	$391,945	$328,857
Cost of revenues	45,521	38,605	133,029	111,524
Gross profit	90,140	75,881	258,916	217,333
Operating expenses
Sales and marketing	30,289	25,334	89,722	74,571
Research and development	13,558	11,135	39,438	33,268
General and administrative	21,906	16,724	64,275	49,390
Amortization of intangible assets	3,788	2,998	11,118	7,936
Total operating expenses	69,541	56,191	204,553	165,165
Income from operations	20,599	19,690	54,363	52,168
Other income (expense), net	1,702	(695)	4,859	(1,610)
Income before income taxes	22,301	18,995	59,222	50,558
Income tax expense	5,459	3,132	12,409	11,339
Net income	$16,842	$15,863	$46,813	$39,219
Other comprehensive income (expense)
Foreign currency translation adjustments	(2,966)	(2,296)	(1,446)	(3,309)
Unrealized gain on investments, net of tax of $190, $53, $459 and $49, respectively	570	158	1,376	147
Reclassification of gain on investments into earnings, net of tax of $(137), $(13), $(390), and $(17), respectively	(412)	(39)	(1,169)	(51)
Total other comprehensive expense	(2,808)	(2,177)	(1,239)	(3,213)
Comprehensive income	$14,034	$13,686	$45,574	$36,006

Net income per share
Basic	$0.46	$0.44	$1.28	$1.09
Diluted	$0.45	$0.43	$1.25	$1.06

Weighted average common shares used to compute net income per share
Basic	36,728	36,093	36,584	36,104
Diluted	37,584	36,915	37,417	36,942
See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.	4	Form 10-Q for the Quarterly Period ended September 30, 2023

SPS COMMERCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands, except shares) (unaudited)	Shares	Amount	Shares	Amount
Balances, June 30, 2022	36,029,477	$38	2,044,549	$(115,900)	$453,922	$161,443	$(2,483)	$497,020
Stock-based compensation	—	—	—	—	7,429	—	—	7,429
Shares issued pursuant to stock awards	108,240	—	—	—	1,767	—	—	1,767
Employee stock purchase plan activity	2,481	—	—	—	238	—	—	238
Repurchases of common stock	(102,234)	—	102,234	(12,477)	—	—	—	(12,477)
Net income	—	—	—	—	—	15,863	—	15,863
Foreign currency translation adjustments	—	—	—	—	—	—	(2,296)	(2,296)
Unrealized gain on investments, net of tax	—	—	—	—	—	—	158	158
Reclassification of gain on investments into earnings, net of tax	—	—	—	—	—	—	(39)	(39)
Balances, September 30, 2022	36,037,964	$38	2,146,783	$(128,377)	$463,356	$177,306	$(4,660)	$507,663

Balances, June 30, 2023	36,646,819	$39	2,151,098	$(128,892)	$508,484	$223,192	$(1,842)	$600,981
Stock-based compensation	—	—	—	—	10,780	—	—	10,780
Shares issued pursuant to stock awards	45,952	—	—	—	705	—	—	705
Employee stock purchase plan activity	3,159	—	—	—	344	—	—	344
Net income	—	—	—	—	—	16,842	—	16,842
Foreign currency translation adjustments	—	—	—	—	—	—	(2,966)	(2,966)
Unrealized gain on investments, net of tax	—	—	—	—	—	—	570	570
Reclassification of gain on investments into earnings, net of tax	—	—	—	—	—	—	(412)	(412)
Balances, September 30, 2023	36,695,930	$39	2,151,098	$(128,892)	$520,313	$240,034	$(4,650)	$626,844

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances, December 31, 2021	36,009,257	$38	1,789,353	$(85,677)	$433,258	$138,087	$(1,447)	$484,259
Stock-based compensation	—	—	—	—	24,053	—	—	24,053
Shares issued pursuant to stock awards	348,621	—	—	—	2,457	—	—	2,457
Employee stock purchase plan activity	37,516	—	—	—	3,588	—	—	3,588
Repurchases of common stock	(357,430)	—	357,430	(42,700)	—	—	—	(42,700)
Net income	—	—	—	—	—	39,219	—	39,219
Foreign currency translation adjustments	—	—	—	—	—	—	(3,309)	(3,309)
Unrealized gain on investments, net of tax	—	—	—	—	—	—	147	147
Reclassification of gain on investments into earnings, net of tax	—	—	—	—	—	—	(51)	(51)
Balances, September 30, 2022	36,037,964	$38	2,146,783	$(128,377)	$463,356	$177,306	$(4,660)	$507,663

Balances, December 31, 2022	36,158,046	$38	2,151,098	$(128,892)	$476,117	$193,221	$(3,411)	$537,073
Stock-based compensation	—	—	—	—	34,192	—	—	34,192
Shares issued pursuant to stock awards	496,500	1	—	—	5,523	—	—	5,524
Employee stock purchase plan activity	41,384	—	—	—	4,481	—	—	4,481
Net income	—	—	—	—	—	46,813	—	46,813
Foreign currency translation adjustments	—	—	—	—	—	—	(1,446)	(1,446)
Unrealized gain on investments, net of tax	—	—	—	—	—	—	1,376	1,376
Reclassification of gain on investments into earnings, net of tax	—	—	—	—	—	—	(1,169)	(1,169)
Balances, September 30, 2023	36,695,930	$39	2,151,098	$(128,892)	$520,313	$240,034	$(4,650)	$626,844
See accompanying notes to these condensed consolidated financial statements..

SPS COMMERCE, INC.	5	Form 10-Q for the Quarterly Period ended September 30, 2023

SPS COMMERCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(in thousands) (unaudited)	2023	2022
Cash flows from operating activities
Net income	$46,813	$39,219
Reconciliation of net income to net cash provided by operating activities
Deferred income taxes	(11,906)	(2,092)
Depreciation and amortization of property and equipment	13,964	11,983
Amortization of intangible assets	11,118	7,936
Provision for credit losses	4,004	2,889
Stock-based compensation	36,097	25,636
Other, net	1,711	43
Changes in assets and liabilities
Accounts receivable	(8,800)	(3,999)
Deferred costs	(7,543)	(7,174)
Other current and non-current assets	2,814	2,202
Accounts payable	(5,289)	129
Accrued compensation	8,073	(4,388)
Accrued expenses	(169)	(3,035)
Deferred revenue	10,042	8,261
Operating leases	(1,417)	(1,127)
Net cash provided by operating activities	99,512	76,483
Cash flows from investing activities
Purchases of property and equipment	(15,467)	(13,894)
Purchases of investments	(102,763)	(134,276)
Maturities of investments	95,000	132,500
Acquisition of business, net	(70,218)	(44,923)
Net cash used in investing activities	(93,448)	(60,593)
Cash flows from financing activities
Repurchases of common stock	—	(42,700)
Net proceeds from exercise of options to purchase common stock	5,524	2,457
Net proceeds from employee stock purchase plan activity	4,481	3,588
Net cash provided by (used in) financing activities	10,005	(36,655)
Effect of foreign currency exchange rate changes	(260)	(557)
Net increase (decrease) in cash and cash equivalents	15,809	(21,322)
Cash and cash equivalents at beginning of period	162,893	207,552
Cash and cash equivalents at end of period	$178,702	$186,230
See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.	6	Form 10-Q for the Quarterly Period ended September 30, 2023

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
Significant Accounting Policies
There were no material changes in our significant accounting policies during the nine months ended September 30, 2023. See Note A to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC, for additional information regarding our significant accounting policies.
Accounting Pronouncements Recently Adopted

Standard	Date of Issuance	Description	Date of Adoption	Effect on the Financial Statements
ASU 2021-08, Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers	October 2021	This amendment requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, effective for all business combinations in the year of adoption and thereafter.
			January 2023	The adoption of this standard has not had a material impact on the purchase accounting for business combinations.

SPS COMMERCE, INC.	7	Form 10-Q for the Quarterly Period ended September 30, 2023

NOTE B – Business Acquisitions
InterTrade
Effective October 4, 2022, we acquired all of the outstanding equity ownership interests of Canadian based InterTrade Systems Inc. ("InterTrade"), a leading EDI provider within the apparel and general merchandising markets. Pursuant to the definitive agreement, the purchase price was $49.1 million, including estimated post-closing adjustments. During the quarter ended June 30, 2023, provisional amounts were adjusted by $3.1 million, primarily relating to a $3.9 million decrease in estimated value of intangible assets and the corresponding $1.0 million change to the deferred tax position, with the offsets to goodwill. During the quarter ended September 30, 2023, there were no significant adjustments made to provisional amounts. The purchase accounting has been finalized as of September 30, 2023.
TIE Kinetix
Effective September 13, 2023, we acquired all of the outstanding equity ownership interests of TIE Kinetix Holding B.V. ("TIE Kinetix"), a leading provider of supply chain digitalization including EDI and e-invoicing in Europe. Pursuant to the definitive agreement, the purchase price was €63.9 million ($68.7 million at the September 13, 2023 exchange rate), net of cash acquired. The purchase accounting for the acquisition has not been finalized as of September 30, 2023; provisional amounts are primarily related to intangible assets and tax components. We expect to finalize the allocation of the purchase price within the one-year measurement period following the acquisition.
Purchase Price Allocations
We accounted for the acquisitions as business combinations. We allocated the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition dates:

	InterTrade			TIE Kinetix
(in thousands)	Acquisition Date Estimated Fair Value as of December 31, 2022	Adjustment	Acquisition Date Estimated Fair Value as of September 30, 2023	Acquisition Date Estimated Fair Value as of September 30, 2023
Cash paid at transaction date	$47,165	$—	$47,165	$73,558
Contingent consideration	2,000	—	2,000
Post-closing adjustments	(93)	116	23
Total consideration	$49,072	$116	$49,188	$73,558

Estimated fair value of assets and liabilities acquired:
Cash	$668	$—	$668	$4,859
Accounts receivable	1,302	(94)	1,208	1,347
Other assets	1,903	—	1,903	2,981
Intangible assets
Subscriber relationships	17,640	(3,960)	13,680	18,183
Developed technology	4,410	(501)	3,909	12,122
Current liabilities	(2,337)	(35)	(2,372)	(3,606)
Deferred revenue	(397)	202	(195)	(6,421)
Deferred income tax liabilities, net	(6,127)	1,030	(5,097)	(6,112)
Total fair value of assets and liabilities acquired	$17,062	$(3,358)	$13,704	$23,354

Goodwill	$32,010	$3,475	$35,485	$50,205

SPS COMMERCE, INC.	8	Form 10-Q for the Quarterly Period ended September 30, 2023

The following table summarizes the estimated useful lives for each acquired intangible asset:

Estimated Useful Life
	InterTrade	TIE Kinetix
Subscriber relationships	8.0 years	8.0 years
Developed technology	6.0 years	6.0 years
Other Acquisition Activity
During the third quarter of 2023, the Company had other acquisition activity resulting in a total purchase price of $1.5 million, paid in cash. Assets acquired were primarily comprised of developed technology and customer relationships, totaling $0.9 million of estimated fair value. The remainder of the consideration transferred, $0.6 million, was allocated to goodwill.
NOTE C – Revenue
We derive our revenues from the following revenue streams:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Recurring revenues:
Fulfillment	$110,900	$92,952	$318,069	$265,570
Analytics	13,098	11,902	38,177	34,846
Other	3,373	1,699	9,949	4,867
Recurring revenues	127,371	106,553	366,195	305,283
One-time revenues	8,290	7,933	25,750	23,574
Total revenue	$135,661	$114,486	$391,945	$328,857
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

SPS COMMERCE, INC.	9	Form 10-Q for the Quarterly Period ended September 30, 2023

The table below presents the activity of the portion of the deferred revenue liability relating to set-up fees:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Balance, beginning of period	$16,978	$15,309	$14,999	$14,459
Invoiced set-up fees	4,496	3,715	14,493	11,776
Recognized set-up fees	(4,225)	(3,805)	(12,243)	(11,016)
Balance, end of period	$17,249	$15,219	$17,249	$15,219
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
NOTE D – Deferred Costs
The deferred costs activity was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Balance, beginning of period	$75,255	$64,665	$70,179	$59,720
Incurred deferred costs	20,094	17,442	57,632	52,860
Amortized deferred costs	(16,303)	(15,551)	(48,765)	(46,024)
Balance, end of period	$79,046	$66,556	$79,046	$66,556
NOTE E – Fair Value Measurements
Cash Equivalents and Investments
Cash equivalents and investments, as measured at fair value on a recurring basis, consisted of the following:

		September 30, 2023			December 31, 2022
	Fair Value Level	Amortized Cost	Unrealized Gains (Losses), net	Fair Value	Amortized Cost	Unrealized Gains (Losses), net	Fair Value
(in thousands)
Cash equivalents:
Money market funds	Level 1	$120,100	$—	$120,100	$73,368	$—	$73,368
Investments:
Certificates of deposit	Level 1	6,431	—	6,431	6,813	—	6,813
Marketable securities:
Commercial paper	Level 2	53,546	651	54,197	44,224	375	44,599
		$180,077	$651	$180,728	$124,405	$375	$124,780

SPS COMMERCE, INC.	10	Form 10-Q for the Quarterly Period ended September 30, 2023

NOTE F – Allowance for Credit Losses
The allowance for credit losses activity, included in accounts receivable, net, was as follows:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Balance, beginning of period	$3,066	$4,249
Provision for credit losses	4,004	2,889
Write-offs, net of recoveries	(3,993)	(3,480)
Balance, end of period	$3,077	$3,658
NOTE G – Property and Equipment, Net
Property and equipment, net consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Internally developed software	$57,933	$49,994
Computer equipment	34,048	30,310
Leasehold improvements	15,361	16,531
Office equipment and furniture	10,993	10,981
Property and equipment, cost	118,335	107,816
Less: accumulated depreciation and amortization	(82,126)	(72,358)
Total property and equipment, net	$36,209	$35,458
NOTE H – Goodwill and Intangible Assets, Net
Goodwill
The activity in goodwill was as follows:

Nine Months Ended September 30,
(in thousands)	2023
Balance, beginning of period	$197,284
Foreign currency translation	(1,162)
Addition from business acquisition(s)	50,842
Remeasurement from provisional purchase accounting amount	5,081
Balance, end of period	$252,045
Intangible Assets
Intangible assets, net consisted of the following:

	September 30, 2023
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net	Weighted Average Remaining Amortization Period
Subscriber relationships	$97,734	$(28,771)	$(4,173)	$64,790	6.7 years
Acquired technology	53,505	(13,995)	(703)	38,807	5.3 years
	$151,239	$(42,766)	$(4,876)	$103,597	6.1 years

SPS COMMERCE, INC.	11	Form 10-Q for the Quarterly Period ended September 30, 2023

	December 31, 2022
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net	Weighted Average Remaining Amortization Period
Subscriber relationships	$80,101	$(22,255)	$(171)	$57,675	6.8 years
Acquired technology	40,610	(9,934)	1	30,677	5.7 years
	$120,711	$(32,189)	$(170)	$88,352	6.4 years
The estimated future annual amortization expense related to intangible assets is as follows:

(in thousands)
Remainder of 2023	$4,718
2024	17,899
2025	17,761
2026	16,757
2027	16,294
Thereafter	30,168
Total future amortization	$103,597
NOTE I – Commitments and Contingencies
Leases
The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Operating lease cost	$729	$788	$2,306	$2,287
Variable lease cost	909	963	2,787	2,612
	$1,638	$1,751	$5,093	$4,899
Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,835	$3,399
Right-of-use assets obtained in exchange for operating lease liabilities	1,072	934
Supplemental balance sheet information related to operating leases was as follows:

	September 30, 2023	December 31, 2022
Weighted-average remaining lease term	3.3 years	3.9 years
Weighted-average discount rate	3.7%	4.0%

SPS COMMERCE, INC.	12	Form 10-Q for the Quarterly Period ended September 30, 2023

At September 30, 2023, our future minimum payments under operating leases were as follows:

(in thousands)
Remainder of 2023	$767
2024	5,415
2025	4,589
2026	3,942
2027	1,297
Thereafter	97
Total future gross payments	$16,107
Less: imputed interest	(1,095)
Total operating lease liabilities	$15,012
Purchase Commitments
We have entered into separate noncancelable agreements with computing infrastructure, productivity software, customer relationship management, and performance and security data analytics vendors for services through 2026. At September 30, 2023, our remaining purchase commitments and estimated purchase timing were as follows:

(in thousands)
Remainder of 2023	$2,129
2024	11,527
2025	11,178
2026	4,264
Total estimated future purchases	$29,098
NOTE J – Stockholders’ Equity
Share Repurchase Programs
Our board of directors has authorized multiple non-concurrent programs to repurchase our common stock. Details of the programs and activity thereunder through September 30, 2023 were as follows:

(in thousands)	Effective Date	Expiration Date	Share Value Authorized for Repurchase	Share Value Repurchased	Unused & Expired Share Repurchase Value	Share Value Available for Future Repurchase
2021 Program	November 2021	August 2022	$50,000	$49,992	$8	N/A
2022 Program	August 2022	July 2024	50,000	2,992	N/A	$47,008
The share repurchase activity by period was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except shares and per share amounts)	2023	2022	2023	2022
Number of shares repurchased	—	102,234	—	357,430
Shares repurchased cost	$—	$12,477	$—	$42,700
Average price per repurchased share	$—	$122.04	$—	$119.46

SPS COMMERCE, INC.	13	Form 10-Q for the Quarterly Period ended September 30, 2023

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
We recognize stock-based compensation expense based on grant date award fair value. This cost is recognized over the period for which the employee is required to provide service in exchange for the award or the award performance period, except for expenses relating to retirement-eligible employees that have not given their required notice, which is recognized on a pro-rata basis over the notice period prior to retirement. At September 30, 2023, there were 12.8 million shares available for grant under approved equity compensation plans.
Stock-based compensation expense was allocated in the condensed consolidated statements of comprehensive income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Cost of revenues	$2,506	$2,146	$7,595	$6,477
Operating expenses
Sales and marketing	2,428	1,845	7,379	5,835
Research and development	1,798	1,396	5,387	4,250
General and administrative	4,704	2,573	15,736	9,074
	$11,436	$7,960	$36,097	$25,636
Stock-based compensation expense by grant type or plan was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Stock options	$487	$461	$1,472	$1,401
PSUs	2,812	1,541	10,236	6,244
RSUs & DSUs	6,722	4,735	20,165	14,467
RSAs	122	110	345	328
ESPP	637	577	1,974	1,609
401(k) stock match	656	536	1,905	1,587
	$11,436	$7,960	$36,097	$25,636
As of September 30, 2023, there was $50.3 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a primarily straight-line basis over a weighted average period of 2.4 years.

SPS COMMERCE, INC.	14	Form 10-Q for the Quarterly Period ended September 30, 2023

Stock Options
Our stock option activity was as follows:

	Nine Months Ended September 30, 2023
	Options (#)	Weighted Average Exercise Price ($/share)
Outstanding, beginning of period	562,697	$56.24
Granted	39,949	152.08
Exercised	(154,279)	35.80
Forfeited	(2,236)	127.39
Outstanding, end of period	446,131	$71.54
Of the total outstanding options at September 30, 2023, 0.4 million were exercisable. The outstanding and exercisable options had a weighted average exercise price of $59.61 per share and a weighted average remaining contractual life of 2.9 years.
The weighted average grant date fair value of options granted during the nine months ended September 30, 2023 was $56.29 per share. This was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

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
Activity for our PSUs, RSUs, RSAs, and DSUs in aggregate was as follows:

	Nine Months Ended September 30, 2023
	#	Weighted Average Grant Date Fair Value ($/share)
Outstanding, beginning of period	712,158	$103.93
Granted	352,457	163.26
Vested and common stock issued	(341,570)	77.06
Forfeited	(7,607)	118.37
Outstanding, end of period	715,438	$145.83
The number of PSUs, RSUs, RSAs, and DSUs outstanding at September 30, 2023 included 0.1 million units that have vested, but the shares of common stock have not yet been issued, pursuant to the terms of the underlying agreements.

SPS COMMERCE, INC.	15	Form 10-Q for the Quarterly Period ended September 30, 2023

Employee Stock Purchase Plan
Our ESPP activity was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except shares)	2023	2022	2023	2022
Amounts for shares purchased	$344	$238	$4,481	$3,588
Shares purchased	3,159	2,481	41,384	37,516
A total of 1.7 million shares of common stock are reserved for issuance under the ESPP as of September 30, 2023.
The fair value was estimated based on the market price of our common stock at the beginning of the offering period using the following assumptions:

Life (in years)	0.5
Volatility	40.1%
Dividend yield	—
Risk-free interest rate	4.6%
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

NOTE M – Other Income and Expense
Other income (expense), net included the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Investment income	$2,635	$586	$5,372	$806
Realized gain (loss) from foreign currency on cash and investments held	98	(1,151)	525	(2,010)
Other expense, net	(1,031)	(130)	(1,038)	(406)
Total other income (expense), net	$1,702	$(695)	$4,859	$(1,610)

SPS COMMERCE, INC.	16	Form 10-Q for the Quarterly Period ended September 30, 2023

NOTE N – Net Income Per Share
The components and computation of basic and diluted net income per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Numerator
Net income	$16,842	$15,863	$46,813	$39,219
Denominator
Weighted average common shares outstanding, basic	36,728	36,093	36,584	36,104
Options to purchase common stock	256	379	279	396
PSUs, RSUs, RSAs, and DSUs	600	443	554	442
Weighted average common shares outstanding, diluted	37,584	36,915	37,417	36,942
Net income per share
Basic	$0.46	$0.44	$1.28	$1.09
Diluted	$0.45	$0.43	$1.25	$1.06
The number of outstanding potential common shares that were excluded from the calculation of diluted net income per share as they were anti-dilutive was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Anti-dilutive shares	40	107	43	222

NOTE O – Geographic Information
Revenue
Domestic revenue, which we define as revenue that was attributable to customers based within the U.S., was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Domestic revenue	84%	85%	84%	84%
No single jurisdiction outside of the U.S. had revenues in excess of 10%.
Property and Equipment
Property and equipment, net located at subsidiary and office locations outside of the U.S. was as follows:

	September 30, 2023	December 31, 2022
International property and equipment	14%	13%

SPS COMMERCE, INC.	17	Form 10-Q for the Quarterly Period ended September 30, 2023

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

SPS COMMERCE, INC.	18	Form 10-Q for the Quarterly Period ended September 30, 2023

Results of Operations
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
The following table presents our results of operations for the periods indicated:

	Three Months Ended September 30,
	2023		2022		Change
($ in thousands)	$	% of revenue(1)	$	% of revenue(1)	$	%
Revenues	$135,661	100.0%	$114,486	100.0%	$21,175	18.5%
Cost of revenues	45,521	33.6	38,605	33.7	6,916	17.9
Gross profit	90,140	66.4	75,881	66.3	14,259	18.8
Operating expenses
Sales and marketing	30,289	22.3	25,334	22.1	4,955	19.6
Research and development	13,558	10.0	11,135	9.7	2,423	21.8
General and administrative	21,906	16.1	16,724	14.6	5,182	31.0
Amortization of intangible assets	3,788	2.8	2,998	2.6	790	26.4
Total operating expenses	69,541	51.3	56,191	49.1	13,350	23.8
Income from operations	20,599	15.2	19,690	17.2	909	4.6
Other income (expense), net	1,702	1.3	(695)	(0.6)	2,397	(344.9)
Income before income taxes	22,301	16.4	18,995	16.6	3,306	17.4
Income tax expense	5,459	4.0	3,132	2.7	2,327	74.3
Net income	$16,842	12.4%	$15,863	13.9%	$979	6.2%

(1) Amounts in column may not foot due to rounding
Revenues - Revenues increased for the 91st consecutive quarter. The increase in revenue resulted from two primary factors: the increase in recurring revenue customers, which is driven primarily by continued business growth and by business acquisitions, and the increase in average recurring revenues per recurring revenue customer, which we also refer to as wallet share.
•The number of recurring revenue customers increased 13% to 44,500 at September 30, 2023 from 39,550 at September 30, 2022 primarily due to sales and marketing efforts to acquire new customers and due to recent acquisitions.
•Wallet share increased 7% to $11,650 for the three months ended September 30, 2023 from $10,900 for the same period in 2022. This was primarily attributable to increased usage of our products by our recurring revenue customers.
Recurring revenues increased 20% to $127.4 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Recurring revenues accounted for 94% of our total revenues for the three months ended September 30, 2023 compared to 93% for the three months ended September 30, 2022. We anticipate that the number of recurring revenue customers and wallet share will continue to increase as we execute our growth strategy focused on further penetration of our market.
Cost of Revenues - The increase in cost of revenues was primarily due to increased headcount, which resulted in an increase of $5.5 million in personnel-related costs.
Sales and Marketing Expenses - The increase in sales and marketing expense was primarily due to increased headcount, which resulted in an increase of $3.2 million in personnel-related costs.
Research and Development Expenses - The increase in research and development expense was primarily due to increased headcount, which resulted in an increase of $1.8 million in personnel-related costs.

SPS COMMERCE, INC.	19	Form 10-Q for the Quarterly Period ended September 30, 2023

General and Administrative Expenses - The increase in general and administrative expense was primarily related to increased stock-based compensation of $2.1 million. Additionally, the increase was due to supporting continued business growth, including an increase in headcount which resulted in an increase in personnel-related costs of $1.8 million. Finally, there was an increase in credit loss expense of $1.3 million due primarily to overall business growth.
Amortization of Intangible Assets - The increase in amortization of intangible assets was driven by acquired intangible assets related to recent business combinations.
Other Income (Expense), Net - The increase in other income (expense), net was primarily due to favorable investment returns and foreign currency exchange rate changes.
Income Tax Expense - The increase in income tax expense was primarily driven by the increase in pre-tax income, and reduction in the excess tax deductions from the current period equity award settlements as compared to prior year. Excess tax benefits generated upon the settlement or exercise of stock awards are recognized as a reduction to income tax expense and, as a result, we expect that our annual effective income tax rate will fluctuate.
Adjusted EBITDA - Adjusted EBITDA consists of net income adjusted for income tax expense, depreciation and amortization expense, stock-based compensation expense, realized gain or loss from foreign currency on cash and investments held, investment income or loss, and other adjustments as necessary for a fair presentation. Other adjustments included the expense impact from acquisition-related employee severance costs. Net income is the comparable GAAP measure of financial performance.
The following table provides a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended September 30,
(in thousands)	2023	2022
Net income	$16,842	$15,863
Income tax expense	5,459	3,132
Depreciation and amortization of property and equipment	4,675	4,169
Amortization of intangible assets	3,788	2,998
Stock-based compensation expense	11,436	7,960
Realized (gain) loss from foreign currency on cash and investments held	(98)	1,151
Investment income	(2,635)	(586)
Other	1,036	—
Adjusted EBITDA	$40,503	$34,687

Adjusted EBITDA Margin - Adjusted EBITDA Margin consists of Adjusted EBITDA divided by revenue. Margin, the comparable GAAP measure of financial performance, consists of net income divided by revenue.
The following table provides a comparison of Margin to Adjusted EBITDA Margin:

	Three Months Ended September 30,
(in thousands, except Margin and Adjusted EBITDA Margin)	2023	2022
Revenue	$135,661	$114,486

Net income	16,842	15,863
Margin	12%	14%

Adjusted EBITDA	40,503	34,687
Adjusted EBITDA Margin	30%	30%

SPS COMMERCE, INC.	20	Form 10-Q for the Quarterly Period ended September 30, 2023

Non-GAAP Income per Share - Non-GAAP income per share consists of net income adjusted for stock-based compensation expense, amortization expense related to intangible assets, realized gain or loss from foreign currency on cash and investments held, other adjustments as necessary for a fair presentation, including the expense impact from acquisition-related employee severance costs, and the corresponding tax impacts of the adjustments to net income, divided by the weighted average number of shares of common and diluted stock outstanding during each period. Net income per share, the comparable GAAP measure of financial performance, consists of net income divided by the weighted average number of shares of common and diluted stock outstanding during each period.
To quantify the tax effects, we recalculated income tax expense excluding the direct book and tax effects of the specific items constituting the non-GAAP adjustments. The difference between this recalculated income tax expense and GAAP income tax expense is presented as the income tax effect of the non-GAAP adjustments.
The following table provides a reconciliation of net income per share to non-GAAP income per share:

	Three Months Ended September 30,
(in thousands, except per share amounts)	2023	2022
Net income	$16,842	$15,863
Stock-based compensation expense	11,436	7,960
Amortization of intangible assets	3,788	2,998
Realized (gain) loss from foreign currency on cash and investments held	(98)	1,151
Other	1,036	—
Income tax effects of adjustments	(4,981)	(4,866)
Non-GAAP income	$28,023	$23,106

Shares used to compute net income and non-GAAP income per share
Basic	36,728	36,093
Diluted	37,584	36,915

Net income per share, basic	$0.46	$0.44
Non-GAAP adjustments to net income per share, basic	0.30	0.20
Non-GAAP income per share, basic	$0.76	$0.64

Net income per share, diluted	$0.45	$0.43
Non-GAAP adjustments to net income per share, diluted	0.30	0.20
Non-GAAP income per share, diluted	$0.75	$0.63

SPS COMMERCE, INC.	21	Form 10-Q for the Quarterly Period ended September 30, 2023

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
The following table presents our results of operations for the periods indicated:

	Nine Months Ended September 30,
	2023		2022		Change
($ in thousands)	$	% of revenue(1)	$	% of revenue(1)	$	%
Revenues	$391,945	100.0%	$328,857	100.0%	$63,088	19.2%
Cost of revenues	133,029	33.9	111,524	33.9	21,505	19.3
Gross profit	258,916	66.1	217,333	66.1	41,583	19.1
Operating expenses
Sales and marketing	89,722	22.9	74,571	22.7	15,151	20.3
Research and development	39,438	10.1	33,268	10.1	6,170	18.5
General and administrative	64,275	16.4	49,390	15.0	14,885	30.1
Amortization of intangible assets	11,118	2.8	7,936	2.4	3,182	40.1
Total operating expenses	204,553	52.2	165,165	50.2	39,388	23.8
Income from operations	54,363	13.9	52,168	15.9	2,195	4.2
Other income (expense), net	4,859	1.2	(1,610)	(0.5)	6,469	(401.8)
Income before income taxes	59,222	15.1	50,558	15.4	8,664	17.1
Income tax expense	12,409	3.2	11,339	3.4	1,070	9.4
Net income	$46,813	11.9%	$39,219	11.9%	$7,594	19.4%

(1) Amounts in column may not foot due to rounding
Revenues - The increase in revenue resulted from two primary factors: the increase in recurring revenue customers, which is driven primarily by continued business growth and by business acquisitions, and the increase in average recurring revenues per recurring revenue customer, which we also refer to as wallet share.
•The number of recurring revenue customers increased 13% to 44,500 at September 30, 2023 from 39,550 at September 30, 2022 primarily due to sales and marketing efforts to acquire new customers and due to recent acquisitions.
•Wallet share increased 7% to $11,250 for the nine months ended September 30, 2023 from $10,550 for the same period in 2022. The increase was primarily attributable to increased usage of our solutions by our recurring revenue customers.
Recurring revenues increased 20% to $366.2 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Recurring revenues from recurring revenue customers accounted for 93% of our total revenues for the nine months ended September 30, 2023 and 2022, respectively. We anticipate that the number of recurring revenue customers and wallet share will continue to increase as we execute our growth strategy focused on further penetrations of our market.
Cost of Revenues - The increase in cost of revenues was primarily due to increased headcount, which resulted in increases of $16.3 million in personnel-related costs and $2.0 million of software subscriptions. Additionally, the increase was due to a $1.1 million increase in stock-based compensation.
Sales and Marketing Expenses - The increase in sales and marketing expense was primarily due to increased headcount, which resulted in increases of $10.2 million in personnel-related costs and $1.9 million in variable compensation earned by sales personnel and referral partners. Additionally, the increase was due to a $1.5 million increase in stock-based compensation.

SPS COMMERCE, INC.	22	Form 10-Q for the Quarterly Period ended September 30, 2023

Research and Development Expenses - The increase in research and development expense was primarily due to increased headcount, which resulted in an increase of $4.1 million in personnel-related costs. Additionally, the increase was due to a $1.1 million increase in stock-based compensation.
General and Administrative Expenses - The increase in general and administrative expense was primarily related to increased stock-based compensation of $6.7 million. Additionally, the increase was due to supporting continued business growth, including an increase in headcount which resulted in an increases in personnel-related costs of $4.3 million and software subscriptions of $1.0 million. Finally, there was an increase in credit loss expense of $1.1 million due primarily to overall business growth.
Amortization of Intangible Assets - The increase in amortization of intangible assets was driven by acquired intangible assets related to recent business combinations.
Other Income (Expense), Net - The increase in other income (expense), net was primarily due to favorable investment returns and foreign currency exchange rate changes.
Income Tax Expense - The increase in income tax expense was primarily driven by the increase in pre-tax income, as partially offset by the change in the excess tax deductions due to the current period equity award settlements. Excess tax benefits generated upon the settlement or exercise of stock awards are recognized as a reduction to income tax expense and, as a result, we expect that our annual effective income tax rate will fluctuate.
Adjusted EBITDA - Adjusted EBITDA consists of net income adjusted for income tax expense, depreciation and amortization expense, stock-based compensation expense, realized gain or loss from foreign currency on cash and investments held, investment income or loss, and other adjustments as necessary for a fair presentation. Other adjustments included the expense impacts from acquisition-related employee severance costs and disposals of certain capitalized internally developed software. Net income is the comparable GAAP measure of financial performance.
The following table provides a reconciliation of net income to Adjusted EBITDA:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Net income	$46,813	$39,219
Income tax expense	12,409	11,339
Depreciation and amortization of property and equipment	13,964	11,983
Amortization of intangible assets	11,118	7,936
Stock-based compensation expense	36,097	25,636
Realized (gain) loss from foreign currency on cash and investments held	(525)	2,010
Investment income	(5,372)	(806)
Other	1,170	—
Adjusted EBITDA	$115,674	$97,317
Adjusted EBITDA Margin - Adjusted EBITDA Margin consists of Adjusted EBITDA divided by revenue. Margin, the comparable GAAP measure of financial performance, consists of net income divided by revenue.

SPS COMMERCE, INC.	23	Form 10-Q for the Quarterly Period ended September 30, 2023

The following table provides a comparison of Margin to Adjusted EBITDA Margin:

	Nine Months Ended September 30,
(in thousands, except Margin and Adjusted EBITDA Margin)	2023	2022
Revenue	$391,945	$328,857

Net income	46,813	39,219
Margin	12%	12%

Adjusted EBITDA	115,674	97,317
Adjusted EBITDA Margin	30%	30%
Non-GAAP Income per Share - Non-GAAP income per share consists of net income adjusted for stock-based compensation expense, amortization expense related to intangible assets, realized gain or loss from foreign currency on cash and investments held, other adjustments as necessary for a fair presentation, including the expense impacts from acquisition-related employee severance costs and disposals of certain capitalized internally developed software, and the corresponding tax impacts of the adjustments to net income, divided by the weighted average number of shares of common and diluted stock outstanding during each period. Net income per share, the comparable GAAP measure of financial performance, consists of net income divided by the weighted average number of shares of common and diluted stock outstanding during each period.
To quantify the tax effects, we recalculated income tax expense excluding the direct book and tax effects of the specific items constituting the non-GAAP adjustments. The difference between this recalculated income tax expense and GAAP income tax expense is presented as the income tax effect of the non-GAAP adjustments.
The following table provides a reconciliation of net income per share to non-GAAP income per share:

	Nine Months Ended September 30,
(in thousands, except per share amounts)	2023	2022
Net income	$46,813	$39,219
Stock-based compensation expense	36,097	25,636
Amortization of intangible assets	11,118	7,936
Realized (gain) loss from foreign currency on cash and investments held	(525)	2,010
Other	1,170	—
Income tax effects of adjustments	(16,089)	(11,576)
Non-GAAP income	$78,584	$63,225

Shares used to compute net income and non-GAAP income per share
Basic	36,584	36,104
Diluted	37,417	36,942

Net income per share, basic	$1.28	$1.09
Non-GAAP adjustments to net income per share, basic	0.86	0.66
Non-GAAP income per share, basic	$2.14	$1.75

Net income per share, diluted	$1.25	$1.06
Non-GAAP adjustments to net income per share, diluted	0.86	0.66
Non-GAAP income per share, diluted	$2.11	$1.72

SPS COMMERCE, INC.	24	Form 10-Q for the Quarterly Period ended September 30, 2023

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
During the nine months ended September 30, 2023, there were no changes in our critical accounting policies or estimates. For additional information regarding our critical accounting policies and estimates, see the discussion under "Critical Accounting Policies and Estimates" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC.
Liquidity and Capital Resources
As of September 30, 2023, our principal sources of liquidity were cash and cash equivalents and short-term investments totaling $239.3 million and net accounts receivable of $45.1 million. Our investments are selected in accordance with our investment policy, with a goal of maintaining liquidity and capital preservation. Our cash equivalents and short-term investments are held in highly liquid money market funds, certificates of deposits, and commercial paper.
The summary of activity within the condensed consolidated statements of cash flows was as follows:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Net cash provided by operating activities	$99,512	$76,483
Net cash used in investing activities	(93,448)	(60,593)
Net cash provided by (used in) financing activities	10,005	(36,655)
Net Cash Flows from Operating Activities
The increase in cash provided by operating activities was primarily driven by changes in the amount and timing of settlement of operating assets and liabilities, in addition to increased net income.
Net Cash Flows from Investing Activities
The increase in cash used in investing activities was primarily due to acquisition activity.
Net Cash Flows from Financing Activities
The change in cash provided by (used in) financing activities was primarily due to the decrease in cash used for share repurchases.

SPS COMMERCE, INC.	25	Form 10-Q for the Quarterly Period ended September 30, 2023

Contractual and Commercial Commitment Summary
Our contractual obligations and commercial commitments as of September 30, 2023 are summarized below:

	Payments Due by Period
(in thousands)	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Operating lease obligations, including imputed interest	$4,982	$8,782	$2,264	$79	$16,107
Purchase commitments	11,518	17,580	—	—	29,098
Total	$16,500	$26,362	$2,264	$79	$45,205
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
Inflation and changing prices did not have a material effect on our business during the nine months ended September 30, 2023 and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.
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
We did not have any variable interest rate outstanding debt as of September 30, 2023. Therefore, we do not have any material risk to interest rate fluctuations.

SPS COMMERCE, INC.	26	Form 10-Q for the Quarterly Period ended September 30, 2023

Foreign Currency Exchange Risk
Due to international operations, we have revenue, expenses, assets, and liabilities that are denominated in currencies other than the U.S. dollar, primarily the Australian dollar, Canadian dollar, and Euro. Our consolidated balance sheet, results of operations, and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates.
Our sales are primarily denominated in U.S. dollars. Our expenses are generally denominated in the local currencies in which our operations are located. As of September 30, 2023, we maintained 12% of our total cash and cash equivalents and investments in foreign currencies.
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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
In October 2022, we acquired the InterTrade business and in September 2023, we acquired the TIE Kinetix business. Pursuant to the SEC’s general guidance that the assessment of a recently acquired business' internal control over financial reporting may be omitted in the year of acquisition, the scope of our most recent assessment did not include InterTrade or TIE Kinetix. We are currently in the process of incorporating internal controls specific to InterTrade and TIE Kinetix that we believe are appropriate and necessary to consolidate and report upon our financial results.
As of September 30, 2023, excluding net intangible assets and goodwill, InterTrade and TIE Kinetix combined represented 4.5% of our consolidated assets. For the nine months ended September 30, 2023, InterTrade and TIE Kinetix combined represented 3.2% of our consolidated revenues.

SPS COMMERCE, INC.	27	Form 10-Q for the Quarterly Period ended September 30, 2023

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
Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
(c) Share Repurchases
On July 26, 2022 (announced July 27, 2022), our board of directors authorized a program to repurchase up to $50.0 million of our common stock. Under the program, purchases may be made from time to time in the open market or in privately negotiated purchases, or both. The new share repurchase program became effective August 26, 2022 and expires on July 26, 2024.
We did not make any repurchases under the program during the quarter ended September 30, 2023. For more information regarding our share repurchase programs, refer to Note J to our condensed consolidated financial statements, included in Part I of this Quarterly Report on Form 10-Q.

Item 3.    Defaults Upon Senior Securities
Not Applicable.
Item 4.    Mine Safety Disclosures
Not Applicable.

SPS COMMERCE, INC.	28	Form 10-Q for the Quarterly Period ended September 30, 2023

Item 5.    Other Information
Insider Adoption or Termination of Trading Arrangements
During the three months ended September 30, 2023, the following directors and officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted written plans for the sale of our securities that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act:

Name	Title	Adoption Date	Earliest Sale Date	Expiration or Termination Date	Aggregate Number of Shares of the Company's Common Stock to be Sold
Archie Black	Chief Executive Officer(1) and Director	August 29, 2023	November 29, 2023	March 31, 2025	34,482
Kimberly Nelson	Chief Financial Officer	August 1, 2023	October 31, 2023	May 30, 2024	47,608
Philip Soran	Director	August 8, 2023	November 7, 2023	May 20, 2024	6,052
Marty Reaume	Director	August 9, 2023	November 8, 2023	August 9, 2024	6,570
(1) As previously reported, effective October 2, 2023 Archie Black retired as the Company's Chief Executive Officer.

There were no other Rule 10b5-1(c) trading arrangements or non-Rule 10b5-1(c) trading arrangements adopted, modified or terminated by the Company's officers and directors during the three months ended September 30, 2023.
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

104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL.

SPS COMMERCE, INC.	29	Form 10-Q for the Quarterly Period ended September 30, 2023

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 26, 2023	SPS COMMERCE, INC.

/s/ KIMBERLY NELSON
Kimberly Nelson
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

SPS COMMERCE, INC.	30	Form 10-Q for the Quarterly Period ended September 30, 2023