Form 10-K
period 2023-12-31
SPS COMMERCE INC
filed 2024-02-21
CIK 1092699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of the registrant’s common stock held by non-affiliates of the registrant (based upon the closing sale price of $192.06 per share on the Nasdaq Global Market on such date) was approximately $7.0 billion.
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of February 13, 2024 was 36,973,665 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2024 (the “2024 Proxy Statement”), which is expected to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III of this Annual Report on Form 10-K.

Auditor Firm Id:	185	Auditor Name:	KPMG, LLP	Auditor Location:	Minneapolis, MN

SPS COMMERCE, INC.
ANNUAL REPORT ON FORM 10-K
Unless the context otherwise requires, for purposes of the Annual Report on Form 10-K, the words “we,” “us,” “our,” the “Company,” “SPS,” and “SPS Commerce” refer to SPS Commerce, Inc.

SPS COMMERCE, INC.	2	Form 10-K for the Annual Period ended December 31, 2023

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward looking statements regarding us, our business prospects and our results of operations are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Similarly, statements that describe our future plans, objectives or goals are also forward-looking. Forward-looking statements may also be made from time to time in oral presentations, including telephone conferences and/or webcasts open to the public. Shareholders, potential investors, and others are cautioned that all forward-looking statements involve risks and uncertainties that could cause results in future periods to differ materially from those anticipated by some of the statements made in this report, including the risks and uncertainties described in Part I, Item IA, “Risk Factors” of this Annual Report on Form 10-K for the year ended December 31, 2023, as may be updated in our subsequent Quarterly Reports on Form 10-Q or other filings from time to time. We expressly disclaim any intent or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the U.S. Securities and Exchange Commission ("SEC") that advise interested parties of the risks and factors that may affect our business.

SPS COMMERCE, INC.	3	Form 10-K for the Annual Period ended December 31, 2023

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
As of December 31, 2023, we had approximately 44,800 customers with ongoing contracts to pay us monthly fees, which we refer to as recurring revenue customers. In addition to our recurring revenue customers, to date we have provided our cloud-based supply chain management services to approximately 75,200 other organizations, and we refer to the combination as our customers. Once connected to the SPS Commerce cloud-based retail network, our customers often require additional integrations to new organizations that represent an expansion of our cloud-based network and new sources of revenues for us.
For the years ended December 31, 2023, 2022, and 2021, we generated revenues of $536.9 million, $450.9 million, and $385.3 million, respectively. Our quarter ended December 31, 2023 represented our 92nd consecutive quarter of revenue growth. Recurring revenues from recurring revenue customers accounted for 94%, 93%, and 92% of our total revenues for the years ended December 31, 2023, 2022, and 2021, respectively. Our revenues are not concentrated with any customer, as our largest customer represented less than 1% of total revenues for the years ended December 31, 2023, 2022, and 2021.
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
Our Products
SPS Commerce operates one of the largest retail networks in the world to improve the way retailers, grocers, distributors, suppliers, and logistics firms manage digital item catalogs, fulfill omnichannel orders, optimize sell-through performance, and automate new trading relationships. To date, 120,000 customers across approximately 85 countries have used SPS Commerce products to expand and optimize the performance of their trading relationships through the network.
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

SPS COMMERCE, INC.	4	Form 10-K for the Annual Period ended December 31, 2023

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

SPS COMMERCE, INC.	5	Form 10-K for the Annual Period ended December 31, 2023

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
•Selectively Pursue Strategic Acquisitions - The nature of our market provides an opportunity for selective acquisitions. We plan to continue to evaluate potential acquisitions based on the number of new customers, revenue, functionality, or geographic reach the acquisition would provide relative to the purchase price, and our ability to integrate and operate the acquired business. In 2023, we acquired TIE Kinetix Holding B.V. ("TIE Kinetix"), a leading provider of supply chain digitalization including EDI and e-invoicing in Europe and the United States. This acquisition further extends the capabilities of our network and added new customers and technology.
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

SPS COMMERCE, INC.	6	Form 10-K for the Annual Period ended December 31, 2023

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
Development
Our research and development efforts focus on maintaining, improving, and enhancing our existing products, as well as developing new products and applications. Our multi-tenant products serve all of our customers, which allows us to maintain relatively low research and development expenses and release software updates more frequently compared to traditional on-premise licensed software products that support multiple versions. Our development efforts take place at our United States ("U.S.") locations in Minnesota and New Jersey, as well as in Melbourne, Australia; Toronto, Canada; and Kyiv, Ukraine.
Operations
We operate our infrastructure in third-party data centers located throughout North America, Europe, and Australia, as well as provisioned services with cloud providers. In most cases, infrastructure and services are managed by us.
We have internal and third-party monitoring software that continually checks the status of services and underlying infrastructure for availability and performance, helping ensure that the network is always available and providing desired service levels. We have a technology team that includes system provisioning, management, maintenance, monitoring, and back-up.
We operate a service architecture using industry best practices to ensure multiple points of redundancy, high availability, and scale as needed. Our databases are replicated between locations with a defined recovery point objective.
Sales & Marketing
We sell our products through an employed global sales force that focuses on retailers, grocers, distributors, suppliers, and logistics firms.
Our marketing teams focus on driving awareness and demand for our products through the following activities:
•Demand Generation - Engages with target audiences using the latest digital marketing strategies to bring opportunities to our sales teams.
•Communications - Manages our brand and public relations, as well as provides go-to-market support.

SPS COMMERCE, INC.	7	Form 10-K for the Annual Period ended December 31, 2023

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

SPS COMMERCE, INC.	8	Form 10-K for the Annual Period ended December 31, 2023

Intellectual Property and Proprietary Content
SPS Commerce relies on a combination of copyright, trademark, patent, and trade secret laws as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand. We enter into confidentiality and proprietary rights agreements with our employees, consultants and additional third parties, and control access to software, documentation, and other proprietary information. We have registered trademarks and pending trademark applications in the U.S. and certain foreign countries.
Depending on the jurisdiction, trademarks are generally valid as long as they are in use or their registrations are properly maintained, and they have not been found to have become generic. Registrations of trademarks can also generally be renewed indefinitely as long as the trademarks are in use. We have one patent we acquired through the acquisition of GCommerce. Our trade secrets consist primarily of the software we have developed for our SPS Commerce cloud-based products and network. Our software is also protected under copyright law, but we do not have any registered copyrights.
Human Capital
At SPS, we believe our employees have and will continue to be a primary reason for our growth and success. Our core values drive our culture and are foundational to how we create an engaging workplace, identify the right talent, and train and develop our teams. Our values guide our interactions with our customers, partners, and one another. We attract, retain, and reward exceptional talent by cultivating an inclusive, high-performing culture and engaging employees with meaningful work and opportunities to grow and develop.

Oversight and Governance
Our board of directors and Compensation and Talent Committee have oversight of our human capital management and diversity, equity, and inclusion efforts. They receive regular updates from our Chief Human Resources Officer on key strategic initiatives and other relevant matters related to human resources including, but not limited to, hiring, development, retention, employee engagement, succession planning, compensation and benefits, and human resources-related risks.

Our People
As of December 31, 2023, we had a total of 2,489 employees worldwide, including 1,238 in cost of revenues, 644 in sales and marketing, 402 in research and development, and 205 in general and administrative. 81% are based in North America with the remaining in Europe and Asia Pacific. Substantially all our employees are employed on a full-time basis. We also engage third-party agencies for staff augmentation to support our operations. Although we have statutory employee representation obligations in certain countries, none of our U.S. employees are represented by a labor union.
36% of our global workforce identify as female and 2% did not specify their gender. Within the U.S. 18% of our employees self-identified as being a member of an underrepresented group. Our executive team is comprised of 10 individuals, of which 40% are women.

Diversity, Equity, and Inclusion
We value diversity, equity, and inclusion and believe our differences make us, our customers, and our communities better. We strive to create an organization where every employee feels welcomed and is empowered to do their best work. We make our commitment to diversity, equity, and inclusion a reality by incorporating it into our human resource core processes and our talent strategies.
Our Employee Resource Groups ("ERGs") foster employee connections across the globe, provide learning, engagement, and networking opportunities, as well as provide important insights in support of advancing equity company-wide. These employee-led resource groups create community and focus across several dimensions including gender, race and ethnicity, gender identity, sexual orientation, ability/disability, military service and more. All employees are welcome and encouraged to participate in one or more of our ERGs, which include the Black Business Resource Group, the Diversity and Inclusion Group, the LGBTQ+ Group, and Women in Tech.
Since 2021, all new hires participate in an interactive diversity, equity, and inclusion curriculum focused on the History of Racism, Implicit Bias, and Allyship. Additionally, we provide our managers with resources to support building inclusive teams and being an inclusive leader.

SPS COMMERCE, INC.	9	Form 10-K for the Annual Period ended December 31, 2023

For well over a decade, SPS has invested in and supported the communities in which we live and work, focused on efforts that expand our future talent pipeline by helping to develop the workforce of tomorrow. Over the years we have invested in student programs focused on creating opportunities for high school and college students who are part of underrepresented populations including women, genderqueer and non-binary individuals, and racial minorities. These opportunities build experiences through job shadowing, work-study, mentoring, and professional development in areas of Science, Technology, Engineering and Math ("STEM"), supply-chain, analytics, and customer success.
Established in 2020, the SPS Diverse Scholar Program supports diverse first-generation college students pursuing a career in technology. In addition to receiving funding for their education, our diverse scholars participate in our internship program, have access to mentors, are offered part-time work during the school year, and are connected to a wide range of business professionals.
Additionally, as a federal contractor we comply with federal contractor affirmative action requirements to employ and promote women, minorities, individuals with disabilities, and protected veterans.

Talent Acquisition, Engagement, and Retention
We work diligently to attract the best talent from a variety of sources to meet current and future business needs. We have cultivated relationships with many colleges and universities, including Historically Black Colleges and Universities ("HBCUs"), industry groups, professional associations, and other student programs focused on hiring women, non-binary and genderqueer, minorities, and individuals with disabilities. Our campus program focuses on bringing in talent with experience from schools that are leaders in technology, supply chain, engineering, and business. 41% of our hires from our most recent campus cohort identify as underrepresented minorities.
We regularly survey our employees to better understand their perspectives and where we can focus to improve their experience. Our 2023 employee engagement survey indicated a positive engagement score of 71%, which is higher than the benchmark provided by our survey vendor both globally and for North American companies of similar size or within our sector. Additionally, feedback on diversity and inclusion continues to score higher than benchmarks with an 81% positive perception score.
Our 2023 employee retention rate of 92% improved compared to 88% in 2022. We believe our strong company culture and focus on providing meaningful work, professional development, flexible work options, competitive pay and benefits, as well as our commitment to diversity, equity, and inclusion contribute to our high employee retention.

Growth and Development
Development of our employees and leaders results in high performing teams who are empowered to grow their careers and deliver exceptional results, and it begins on the first day of employment with SPS. When new employees join SPS, they attend a robust new hire onboarding program that focuses on the skills necessary to become productive employees, including training on company technology, collaboration tools, our company culture, values, and a comprehensive diversity, equity, and inclusion learning experience. Onboarding is followed by on-the-job training and regular performance and development discussions between employees and their managers.
We provide ongoing opportunities for our employees to build new skills, develop in their current role, and prepare for future roles. All employees have access to an online learning platform that supports their development as well as opportunities to participate in programs such as AccelerateMe and Exploring Leadership. Annually we host SPS Professional Development Week ("PDW"), a collection of learning and development opportunities designed to help employees develop skills for continued growth. In 2023, the PDW employee track focused on how to effectively receive feedback and owning your SPS career. The PDW manager track focused on change management, what it means to be an inclusive leader, and building Crucial Conversation skills.
Our talent strategy prioritizes growing and developing our own leaders. In 2023, we refreshed our Leadership Model by introducing competencies for each of our four leadership pillars: People Developer, Culture Champion, Strategist, and Results Enabler. These competencies will help frame our leadership development programs as we continue to build tools and resources to advance our leaders’ capabilities to grow and scale their teams. Additionally, we assess our leadership talent across the organization through our talent review process, which allows us to differentiate talent based on performance and potential. This process is the basis for succession planning for critical roles in the organization.

SPS COMMERCE, INC.	10	Form 10-K for the Annual Period ended December 31, 2023

Total Rewards and Employee Well-being
At SPS, our total rewards strategies support the financial, physical, and mental well-being of our employees and their families and incorporate market competitive pay and comprehensive benefits programs for all global employees. We offer compelling and competitive packages designed to attract, retain, and motivate our employees. Our benefit programs align to our geographies and provide a comprehensive healthcare offering and other programs, including an employee stock purchase plan in most jurisdictions.
We believe in paying team members equitably, regardless of gender, race, or ethnicity, and we regularly review the pay data of U.S. and other geographies to ensure fairness.
The well-being of our workforce is particularly important to us. In addition to our traditional employee benefits, we offer several supplemental benefits to support the physical, mental, and financial health of all our employees. We have partnered with a global employee assistance program ("EAP") vendor that provides curated webinars in support of mental health and well-being, and offers all employees and their dependents access to mental health providers and free sessions with a licensed provider. Our U.S. healthcare platform offers virtual mental health solutions, including tools focused on mindfulness, meditation, and wellness. In 2023, we launched our Wellbeing at SPS intranet site providing greater access to all our programs and resources.
At SPS, we believe generosity and caring make a difference. We actively contribute to our communities and encourage volunteerism and philanthropy among our employees. The Team SPS Gives Back Matching program amplifies SPS employees’ charitable contributions or volunteer hours with matching donations, furthering their support to the organizations they believe in and care about.
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

SPS COMMERCE, INC.	11	Form 10-K for the Annual Period ended December 31, 2023

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
Our revenues depend significantly on general economic conditions and the sustainability and health of retailers. Economic weakness and constrained retail spending may result in slower growth, or reductions, in revenues and gross profits in the future. We have experienced, and may experience in the future, reduced spending in our business due to financial turmoil affecting the U.S. and global economy, and other macroeconomic factors affecting spending behavior. Uncertainty about future economic conditions increases the difficulty of forecasting operating results and making decisions about future investments. In addition, economic conditions or uncertainty may cause customers and potential customers to reduce or delay technology purchases, including purchases of our products. Our sales cycles may lengthen if purchasing decisions are delayed as a result of uncertain technology or development budgets or contract negotiations become more protracted or difficult as customers institute additional internal approvals for technology purchases. Delays or reductions in technology spending could have a material adverse effect on demand for our products, and consequently our results of operations and prospects.

SPS COMMERCE, INC.	12	Form 10-K for the Annual Period ended December 31, 2023

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
Given the complex nature of the cloud-based technology through which our business operates and the speed with which such technology advances, our future success is dependent, in large part, upon our ability to attract, retain, and train highly qualified key executive, managerial, technology, and sales personnel. Competition for talented personnel is intense and we cannot be certain that we can retain our key personnel or that we can attract, assimilate, or retain such personnel in the future to adequately scale our business. Additionally, the loss of any key or a significant number of personnel in our technology, customer success, or sales teams might significantly delay or prevent the achievement of our business objectives and could materially harm our business, customer relationships, results of operations and financial condition.

Further, our former Chief Executive Officer, Archie Black, retired as Chief Executive Officer effective October 2, 2023, and the board of directors appointed his successor, Chad Collins, as of that date. We also announced the planned retirement of our President and Chief Operating Officer, James Frome, effective December 31, 2024. Leadership transitions and management changes involve inherent risks, can be difficult to manage and may cause uncertainty or a disruption, which could adversely affect our business.
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

SPS COMMERCE, INC.	13	Form 10-K for the Annual Period ended December 31, 2023

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
•compliance with laws and regulations and exposure to other contingent liabilities;
•retaining key management of the acquired company;
•failing to maintain uniform standards, controls, and policies; and
•impairing relationships with employees and customers as a result of changes in management.

SPS COMMERCE, INC.	14	Form 10-K for the Annual Period ended December 31, 2023

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
•the burdens of complying with a wide variety of foreign laws and regulations, and changes to such laws and regulations, including laws and regulations related to employment, privacy and tax;
•increased financial accounting and reporting burdens and complexities;
•unexpected changes in effective tax rates due to international tax liabilities subject to allocation of expenses in differing jurisdictions;
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

SPS COMMERCE, INC.	15	Form 10-K for the Annual Period ended December 31, 2023

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

SPS COMMERCE, INC.	16	Form 10-K for the Annual Period ended December 31, 2023

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
The industry in which we compete is characterized by rapid technological change, frequent introductions of new products, and evolving industry standards, which may include advancements in artificial intelligence. Existing products can become obsolete and unmarketable when vendors introduce products utilizing new technologies or new industry standards emerge, and as a result, it is difficult for us to predict the life cycles of our products. Our ability to attract new customers and increase revenues from customers will depend in significant part on our ability to anticipate technological changes, and the corresponding impact on customer needs, evolving requirements, and future industry standards, and to continue to enhance our existing products or introduce or acquire new products to keep pace with such technological developments. The success of our enhanced or new products depend on several factors, including the timely completion, introduction and market acceptance of the enhancement or product. Any new product we develop or acquire might not be introduced in a timely or cost-effective manner and might not achieve the broad market acceptance necessary to generate expected revenues. If any of our competitors or new market entrants implement new technologies or upgrades to existing technologies before we are able to implement them, they may be able to provide more effective products than ours at lower prices. Any delay or failure in the introduction of new or enhanced products could adversely affect our business, results of operations and financial condition.
We rely on third-party infrastructure, software and services that could take significant time, and involve a complex transition, to replace or upgrade.
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

SPS COMMERCE, INC.	17	Form 10-K for the Annual Period ended December 31, 2023

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
As demonstrated by the frequency and sophistication of material and high-profile data security breaches within the retail industry; computer malware, viruses, computer hacking, phishing attacks, spamming, ransomware, and other cyber threats have become more prevalent in our industry. Given the interconnected nature of the retail supply chain, our significant presence in the retail industry, and the occurrence of cyber-attacks on our system in the past, we believe that we are a target for such attacks.
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

SPS COMMERCE, INC.	18	Form 10-K for the Annual Period ended December 31, 2023

Businesses in the retail industry have experienced material sales declines after discovering data security breaches, and our business could be similarly impacted in the event of a breach or other cyber incident. Furthermore, many U.S. states and international jurisdictions have enacted laws requiring companies to notify consumers of data security breaches involving their personal data. Additionally, the SEC recently issued final rules related to cybersecurity risk management and incident disclosure, which may further increase our required disclosures and cost of compliance in such events. These mandatory disclosures regarding a data security breach or other cyber incident often lead to widespread negative publicity, which may cause our customers to lose confidence in our products and the effectiveness of our data security measures. If we fail to comply with these laws and regulations, we could be subject to enforcement action or litigation, which could harm our business.
We may experience service failures or interruptions due to defects in the hardware, software, infrastructure, third-party components or processes that comprise our existing or new products, any of which could adversely affect our business.
Technology products like ours may contain undetected defects in the hardware, software, infrastructure, third-party components or processes that are part of the products we provide. If these defects lead to service failures, we could experience delays or lost revenues, diversion of technology resources, negative media attention or increased service costs as a result of performance-based claims during the period required to correct the cause of the defects. We cannot be certain that defects will be avoided in our upgraded or new products, resulting in loss of, or delay in, market acceptance, which could have an adverse effect on our business, results of operations and financial condition.
Because customers use our cloud-based supply chain management products for critical business processes, any defect in our products, any disruption to our products or any error in execution could cause recurring revenue customers to cancel their contracts with us, cause potential customers to not join our network and harm our reputation. We could also be subject to litigation for actual or alleged losses to our customers, which may require us to spend significant time and money in litigation or arbitration or to pay significant settlements or damages. We do not currently maintain any warranty reserves. Moreover, defending a lawsuit, regardless of its merit, could be costly and divert management’s attention and could cause our business to suffer.
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
The open source community comprises many different formal and informal groups of software developers and individuals who have created a wide variety of software and have made that software available for use, distribution, and modification, often free of charge. If developers contribute effective and scalable enterprise and supply chain application software to the open source community, or if competitors make such software or service available at no cost, we may need to lower our product pricing and alter our distribution strategy to compete successfully, and our revenues and operating results may decline as a result.
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

SPS COMMERCE, INC.	19	Form 10-K for the Annual Period ended December 31, 2023

While we monitor the use of open source software in our products, processes and technology and work to ensure that open source software is not used in such a way as to require us to disclose the source code to the related product or products, such use could inadvertently occur. Additionally, if a third-party software provider has incorporated certain types of open source software into software we license from such third-party for our products, we could, under certain circumstances, be required to disclose the source code to our products. This could harm our intellectual property position and have a material adverse effect on our business, results of operations and financial condition.
If we fail to protect our intellectual property and proprietary rights adequately, our business could suffer material adverse effects.
We believe that proprietary technology is essential to establishing and maintaining our leadership position. We seek to protect our intellectual property through trade secrets, copyrights, confidentiality, non-compete and nondisclosure agreements, license agreements, trademarks, domain names and other measures, some of which afford only limited protection. We do not have any registered copyrights. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or reverse engineer aspects of our technology or to obtain and use information that we regard as proprietary. We cannot assure you that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar or superior technology or design around our intellectual property. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the U.S. and intellectual property protections may also be unavailable, limited or difficult to enforce in some countries, which could make it easier for competitors to capture market share. Our failure to adequately protect our intellectual property and proprietary rights could adversely affect our business, financial condition, and results of operations.
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

SPS COMMERCE, INC.	20	Form 10-K for the Annual Period ended December 31, 2023

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
•the strength of the U.S. and global economy, in particular, as it affects the U.S. retail sector;
•the financial condition of our customers;
•changes in our pricing policies or those of our competitors;

SPS COMMERCE, INC.	21	Form 10-K for the Annual Period ended December 31, 2023

•competition, including entry into the industry by new competitors;
•the amount and timing of our expenses, including stock-based compensation and expenditures related to expanding our operations, attracting and retaining talent, supporting new customers, performing research and development, or introducing new products;
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

SPS COMMERCE, INC.	22	Form 10-K for the Annual Period ended December 31, 2023

General
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
Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
We have an established security program and framework based on ISO/IEC 27001 (“Security Program”) and maintain ISO/IEC 27001:2013, SOC 1 Type 2, and SOC 2 Type 2 certifications. The Security Program has been established to allow management oversight of cybersecurity risks, institute directives and principles for information security, ensure alignment to regulatory and contractual cybersecurity obligations, and enable timely incident response and remediation.
Our information and security team, led by our Chief Information Security Officer (“CISO”), have implemented and continue to maintain various technical, physical, and administrative processes, policies, and standards as the foundation of our Security Program, which are designed to help us manage and mitigate risks from cybersecurity threats, including, but not limited to, incident detection and response plans, vulnerability management processes, risk assessments, disaster recovery and business continuity plans, access controls, asset management, logging and monitoring, security awareness training, and third-party risk management programs.
Our CISO and information security team actively monitor and evaluate our networks, systems, data, and security risk profile to identify and assess cybersecurity risks. The information security team uses a variety of methods to identify and assess these risks, including, conducting networks scans, using manual and automated tools, conducting vulnerability and maturity assessments, and subscribing to services and reports providing threat intelligence.
In addition, we use a variety of third-party service providers to support and execute on our Security Program. These third parties provide cybersecurity consulting services, cybersecurity software, penetration testing, audits, and other professional services to aid us in identifying, assessing, and managing risks from cybersecurity threats.
Our Security Program is managed by our Executive Security Steering Committee ("ESSC"), comprised of selected members of leadership, including our CISO, which assesses and manages any material risks from cybersecurity threats. The CISO and security team provide regular updates to the ESSC on our Security Program and, in accordance with our security incident response plan, escalate applicable cybersecurity threats or incidents to the ESSC for review and management.

SPS COMMERCE, INC.	23	Form 10-K for the Annual Period ended December 31, 2023

Our Audit Committee of our board of directors oversees our risk management processes related to cybersecurity risks and is regularly informed of such risks through presentations or reports from our CISO. In addition, our security incident response plan includes reporting certain cybersecurity incidents to our Audit Committee. Finally, our board of directors reviews cybersecurity risks on an annual basis, including discussing with management and members of the ESSC our strategy surrounding prevention, detection, mitigation, and remediation of potential security threats. While we have experienced cybersecurity incidents and expect to continue to be subject to such incidents, to date, we have not experienced any cybersecurity incidents that have materially affected our business, financial condition, or results of operations. However, we are subject to ongoing risks from cybersecurity threats that could materially affect us, including our business, financial condition, or results of operations, as further described in Part I, Item 1A, "Risk Factors" of this Annual Report on Form 10-K.
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
Item 3.    Legal Proceedings
We are not currently subject to, or aware of, any claims or actions that would have a material adverse effect on our business, financial condition, or results of operations. From time to time, we may be named as a defendant in legal actions or otherwise be subject to claims arising from our normal business activities. We believe that we have obtained adequate insurance coverage and/or rights to indemnification in connection with potential legal proceedings that may arise.
Item 4.    Mine Safety Disclosures
Not applicable.

SPS COMMERCE, INC.	24	Form 10-K for the Annual Period ended December 31, 2023

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Information - Our common stock is and has been traded on the Nasdaq Global Market under the symbol “SPSC” since April 22, 2010, the date of our initial public offering.
Stockholders of Record - As of February 13, 2024, we had 69 stockholders of record of our common stock, excluding holders whose stock is held either in nominee name and/or street name brokerage accounts.
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
The graph below compares the cumulative total stockholder return of our common stock with that of the Russell 1000 Index and the Nasdaq Computer Index from December 31, 2018 through December 31, 2023, utilizing the last trading day of each respective year. The return assumes that $100 was invested in shares of our common stock and the other indexes at the close of market on December 31, 2018, and that dividends, if any, were reinvested. In our Annual Report on Form 10-K for the year ended December 31, 2022, we compared our return to the Nasdaq US Benchmark TR Index. In 2023 and going forward, we will use the Russell 1000 Index as we believe it is now more reflective of the market we serve and is a more appropriate index to compare our stock performance. The comparison in this graph is based on historical data and is not intended to forecast or be indicative of future performance of our common stock.

Comparison of Cumulative Total Returns of SPS Commerce, Inc. to Comparable Indexes
Recent Sales of Unregistered Securities; Use of Proceeds from Sales of Registered Securities
Not applicable.

SPS COMMERCE, INC.	25	Form 10-K for the Annual Period ended December 31, 2023

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On July 26, 2022 (announced July 27, 2022), our board of directors authorized a program to repurchase up to $50.0 million of our common stock. Under the program, purchases may be made from time to time in the open market or in privately negotiated purchases, or both. The new share repurchase program became effective August 26, 2022 and expires on July 26, 2024.
We did not make any repurchases under the program during the quarter ended December 31, 2023. For more information regarding our share repurchase programs, refer to Note J to our consolidated financial statements, included in Part II Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
Item 6.    [Reserved]

SPS COMMERCE, INC.	26	Form 10-K for the Annual Period ended December 31, 2023

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
Cost of Revenues and Operating Expenses
Cost of Revenues - Cost of revenues consist primarily of personnel, stock-based compensation, and technology costs for our customer success and implementation teams, customer support personnel, and application support personnel, as well as amortization related to internally developed software.
Sales and Marketing Expenses - Sales and marketing expenses consist primarily of personnel costs and stock-based compensation expense for our sales, marketing, product management teams, and commissions earned by our sales personnel and referral partners.
Research and Development Expenses - Research and development expenses consist primarily of personnel, stock-based compensation, and technology costs for development of new and maintenance of existing products, net of amounts capitalized as developed software.

SPS COMMERCE, INC.	27	Form 10-K for the Annual Period ended December 31, 2023

General and Administrative Expenses - General and administrative expenses consist primarily of personnel, stock-based compensation, and technology costs for finance, human resources, and internal technology support, as well as professional services and other fees, such as bad debt expense and credit card processing fees.
Overhead Allocation - We allocate overhead expenses such as rent, certain employee benefit costs, certain software costs, and depreciation of general office assets to cost of revenues and operating expenses categories based on expense type using department headcount or salary.
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
Metrics and Non-GAAP Financial Measures
Recurring Revenue Customers - As of December 31, 2023, we had approximately 44,800 customers with ongoing contracts to pay us monthly fees, which we refer to as recurring revenue customers. A small portion of our recurring revenue customers consist of separate units within a larger organization and are separately invoiced. We treat each of these units, which may include divisions, departments, affiliates and franchises, as distinct recurring revenue customers.
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

SPS COMMERCE, INC.	28	Form 10-K for the Annual Period ended December 31, 2023

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
Set-up fees constitute a material renewal option right that provide customers a significant future incentive that would not be otherwise available to that customer unless they entered into the contract, as the set-up fees will not be incurred again upon contract renewal. As such, set-up fees and related costs are deferred and recognized ratably, generally over two years, which is the estimated period for which a material right is present for our customers.
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

SPS COMMERCE, INC.	29	Form 10-K for the Annual Period ended December 31, 2023

Results of Operations
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
The following table presents our results of operations for the periods indicated:

	Year Ended December 31,
	2023		2022		Change
($ in thousands)	$	% of revenue(1)	$	% of revenue(1)	$	%
Revenues	$536,910	100.0%	$450,875	100.0%	$86,035	19.1%
Cost of revenues	182,069	33.9	153,065	33.9	29,004	18.9
Gross profit	354,841	66.1	297,810	66.1	57,031	19.2
Operating expenses
Sales and marketing	122,936	22.9	101,772	22.6	21,164	20.8
Research and development	53,654	10.0	45,748	10.1	7,906	17.3
General and administrative	84,887	15.8	67,340	14.9	17,547	26.1
Amortization of intangible assets	16,116	3.0	11,768	2.6	4,348	36.9
Total operating expenses	277,593	51.7	226,628	50.3	50,965	22.5
Income from operations	77,248	14.4	71,182	15.8	6,066	8.5
Other income, net	8,315	1.5	142	—	8,173	NM(2)
Income before income taxes	85,563	15.9	71,324	15.8	14,239	20.0
Income tax expense	19,739	3.7	16,190	3.6	3,549	21.9
Net income	$65,824	12.3%	$55,134	12.2%	$10,690	19.4%

(1) Amounts in column may not foot due to rounding
(2) NM = "not meaningful"
Revenues - Revenues increased for the 92nd consecutive quarter. The increase in revenues resulted from two primary factors: the increase in recurring revenue customers, which is driven primarily by continued business growth and by business acquisitions, and the increase in average recurring revenues per recurring revenue customer, which we also refer to as wallet share.
•The number of recurring revenue customers increased 6% to approximately 44,800 at December 31, 2023 from approximately 42,300 at December 31, 2022 primarily due to sales and marketing efforts to acquire new customers and due to recent acquisitions.
•Wallet share increased 10% to approximately $11,550 at December 31, 2023 from approximately $10,500 at December 31, 2022. This was primarily attributable to increased usage of our products by our recurring revenue customers.
Recurring revenues increased 20% to $502.0 million in 2023, as compared to 2022, and accounted for 94% and 93% of our total revenues in 2023 and 2022, respectively. We anticipate that the number of recurring revenue customers and wallet share will continue to increase as we execute our growth strategy focused on further penetrations of our market.
Cost of Revenues - The increase in cost of revenues was primarily due to increased headcount, which resulted in increases of $21.9 million in personnel-related costs and $3.0 million of software subscriptions. Additionally, the increase was due to a $1.5 million increase in stock-based compensation.
Sales and Marketing Expenses - The increase in sales and marketing expense was primarily due to increased headcount, which resulted in increases of $13.8 million in personnel-related costs and $2.7 million in variable compensation earned by sales personnel and referral partners. Additionally, the increase was due to a $2.2 million increase in stock-based compensation.
Research and Development Expenses - The increase in research and development expense was primarily due to increased headcount, which resulted in increases of $5.3 million in personnel-related costs and $1.2 million of software subscriptions. Additionally, the increase was due to a $1.6 million increase in stock-based compensation.

SPS COMMERCE, INC.	30	Form 10-K for the Annual Period ended December 31, 2023

General and Administrative Expenses - The increase in general and administrative expense was primarily related to increased stock-based compensation of $6.9 million. Additionally, the increase was due to an increase in headcount which resulted in an increase in personnel-related costs of $6.3 million. Finally, there was an increase in bad debt expense of $2.3 million due primarily to overall business growth.
Amortization of Intangible Assets - The increase in amortization of intangible assets was driven by increased intangible assets related to recent business acquisitions.
Other Income (Expense) - The change was primarily due to increased investment income and favorable foreign currency exchange rate changes.
Income Tax Expense - The increase in income tax expense was driven by an increase in pre-tax income and an increase in nondeductible executive compensation. This was partially offset by an increase in excess tax benefits due to the current period equity award settlements. Excess tax benefits generated upon the settlement or exercise of stock awards are recognized as a reduction to income tax expense and, as a result, we expect that our annual effective income tax rate will fluctuate.
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
The following table provides a reconciliation of net income to Adjusted EBITDA:

	Year Ended December 31,
(in thousands)	2023	2022
Net income	$65,824	$55,134
Income tax expense	19,739	16,190
Depreciation and amortization of property and equipment	18,631	16,421
Amortization of intangible assets	16,116	11,768
Stock-based compensation expense	45,508	33,399
Realized (gain) loss from foreign currency on cash and investments held	(1,726)	1,026
Investment income	(7,660)	(1,670)
Other	1,198	—
Adjusted EBITDA	$157,630	$132,268
Adjusted EBITDA Margin - Adjusted EBITDA Margin consists of Adjusted EBITDA divided by revenue. Margin, the comparable GAAP measure of financial performance, consists of net income divided by revenue.
The following table provides a comparison of Margin to Adjusted EBITDA Margin:

	Year Ended December 31,
(in thousands, except Margin and Adjusted EBITDA Margin)	2023	2022
Revenue	$536,910	$450,875

Net income	65,824	55,134
Margin	12%	12%

Adjusted EBITDA	$157,630	$132,268
Adjusted EBITDA Margin	29%	29%
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

SPS COMMERCE, INC.	31	Form 10-K for the Annual Period ended December 31, 2023

To quantify the tax effects, we recalculated income tax expense excluding the direct book and tax effects of the specific items constituting the non-GAAP adjustments. The difference between this recalculated income tax expense and GAAP income tax expense is presented as the income tax effect of the non-GAAP adjustments.
The following table provides a reconciliation of net income to non-GAAP income per share:

	Year Ended December 31,
(in thousands, except per share amounts)	2023	2022
Net income	$65,824	$55,134
Stock-based compensation expense	45,508	33,399
Amortization of intangible assets	16,116	11,768
Realized (gain) loss from foreign currency on cash and investments held	(1,726)	1,026
Other	1,198	—
Income tax effects of adjustments	(19,983)	(14,639)
Non-GAAP income	$106,937	$86,688

Shares used to compute net income and non-GAAP income per share
Basic	36,646	36,117
Diluted	37,475	36,953

Net income per share, basic	$1.80	$1.53
Non-GAAP adjustments to net income per share, basic	1.12	0.87
Non-GAAP income per share, basic	$2.92	$2.40

Net income per share, diluted	$1.76	$1.49
Non-GAAP adjustments to net income per share, diluted	1.09	0.86
Non-GAAP income per share, diluted	$2.85	$2.35
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
The discussion of our results from operations for the year ended December 31, 2022 compared to the year ended December 31, 2021 can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Liquidity and Capital Resources
At December 31, 2023, our principal sources of liquidity were cash and cash equivalents and short-term investments totaling $275.4 million, and net accounts receivable of $46.8 million. Our investments are selected in accordance with our investment policy, with a goal to preserve principal, provide liquidity, and maximize income consistent with minimizing risk of material loss. Our cash equivalents and short-term investments are held in highly liquid instruments, primarily money market funds, certificates of deposits, and commercial paper.
The summary of activity within the consolidated statements of cash flows was as follows:

	Year Ended December 31,
(in thousands)	2023	2022
Net cash provided by operating activities	$132,298	$100,052
Net cash used in investing activities	(92,642)	(112,790)
Net cash provided by (used in) financing activities	15,970	(31,631)
Net Cash Flows from Operating Activities
The increase in cash provided by operating activities was primarily driven by changes in the amount and timing of settlement of operating assets and liabilities, in addition to increased net income.

SPS COMMERCE, INC.	32	Form 10-K for the Annual Period ended December 31, 2023

Net Cash Flows from Investing Activities
The decrease in net cash used in investing activities was primarily due to business acquisition activity.
Net Cash Flows from Financing Activities
The change in cash provided by (used in) financing activities was primarily due to the decrease in cash used for share repurchases.
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
The discussion of our liquidity and capital resources for the year ended December 31, 2022 compared to the year ended December 31, 2021 can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Contractual and Commercial Commitment Summary
Our contractual obligations and commercial commitments as of December 31, 2023 are summarized below:

	Payments Due by Period
(in thousands)	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Operating lease obligations, including imputed interest	$4,910	$8,641	$1,324	$76	$14,951
Purchase commitments	14,536	20,528	—	—	35,064
Total	$19,446	$29,169	$1,324	$76	$50,015
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

SPS COMMERCE, INC.	33	Form 10-K for the Annual Period ended December 31, 2023

Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, refer to Note A, General, in our Notes to Consolidated Financial Statements in the sections entitled “Accounting Pronouncements Recently Adopted” and “Accounting Pronouncements Not Yet Adopted” as applicable, included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
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
We did not have any variable interest rate outstanding debt as of December 31, 2023. Therefore, we do not have any material risk to interest rate fluctuations.
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
Our sales are primarily denominated in U.S. dollars. Our expenses are generally denominated in the local currencies in which our operations are located. As of December 31, 2023, we maintained 10% of our total cash and cash equivalents and investments in foreign currencies.
We believe that a hypothetical 10% change in foreign currency exchange rates or an inability to access foreign funds would not materially affect our ability to meet our operational needs, result in a material foreign currency loss, or have a material impact on our consolidated financial statements.
We have not used any forward contracts or currency borrowings to hedge our exposure to foreign currency exchange risk, although we may do so in the future.

SPS COMMERCE, INC.	34	Form 10-K for the Annual Period ended December 31, 2023

Item 8.    Financial Statements and Supplementary Data
SPS Commerce, Inc. and Subsidiaries Consolidated Financial Statements

SPS COMMERCE, INC.	35	Form 10-K for the Annual Period ended December 31, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
SPS Commerce, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of SPS Commerce, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 20, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
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

SPS COMMERCE, INC.	36	Form 10-K for the Annual Period ended December 31, 2023

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s internally developed software process. This included controls related to the evaluation and approval of new internally developed software projects or upgrades and enhancements to existing internally developed software projects, monitoring of the software development stage, and capitalization of internal costs. We examined a sample of capitalized internally developed software costs to evaluate costs that were capitalized for new internally developed software or upgrades and enhancements for existing internally developed software. For each sample, we evaluated the capitalized costs and assessed the stage of software development by inspecting underlying documentation and inquiring of the Company’s technology developers performing the internally developed software activities regarding the specific nature, stage of completion, and hours incurred on the project.
/s/ KPMG LLP
We have served as the Company’s auditor since 2013.
Minneapolis, Minnesota
February 20, 2024

SPS COMMERCE, INC.	37	Form 10-K for the Annual Period ended December 31, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
SPS Commerce, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited SPS Commerce, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 20, 2024 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired TIE Kinetix Holding B.V. during 2023, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, TIE Kinetix Holding B.V.’s internal control over financial reporting associated with less than 5% of consolidated assets and less than 5% of consolidated revenues included in the consolidated financial statements of the Company as of and for the year ended December 31, 2023. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of TIE Kinetix Holding B.V.
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
/s/ KPMG LLP
Minneapolis, Minnesota
February 20, 2024

SPS COMMERCE, INC.	38	Form 10-K for the Annual Period ended December 31, 2023

SPS COMMERCE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except shares)	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$219,081	$162,893
Short-term investments	56,359	51,412
Accounts receivable	50,160	42,501
Allowance for credit losses	(3,320)	(3,066)
Accounts receivable, net	46,840	39,435
Deferred costs	62,403	52,755
Other assets	16,758	16,319
Total current assets	401,441	322,814
Property and equipment, net	36,043	35,458
Operating lease right-of-use assets	7,862	9,170
Goodwill	249,176	197,284
Intangible assets, net	107,344	88,352
Other assets
Deferred costs, non-current	20,347	17,424
Deferred income tax assets	505	227
Other assets, non-current	1,126	2,185
Total assets	$823,844	$672,914
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,420	$11,256
Accrued compensation	41,588	30,235
Accrued expenses	8,014	7,451
Deferred revenue	69,187	57,423
Operating lease liabilities	4,460	4,277
Total current liabilities	130,669	110,642
Other liabilities
Deferred revenue, non-current	6,930	4,771
Operating lease liabilities, non-current	9,569	13,009
Deferred income tax liabilities	8,972	7,419
Other liabilities, non-current	229	—
Total liabilities	156,369	135,841
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 110,000,000 shares authorized; 38,971,146 and 38,309,144 shares issued; and 36,820,048 and 36,158,046 shares outstanding, respectively	39	38
Treasury Stock, at cost; 2,151,098 shares	(128,892)	(128,892)
Additional paid-in capital	537,061	476,117
Retained earnings	259,045	193,221
Accumulated other comprehensive gain (loss)	222	(3,411)
Total stockholders’ equity	667,475	537,073
Total liabilities and stockholders’ equity	$823,844	$672,914
See accompanying notes to these consolidated financial statements.

SPS COMMERCE, INC.	39	Form 10-K for the Annual Period ended December 31, 2023

SPS COMMERCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands, except per share amounts)	2023	2022	2021
Revenues	$536,910	$450,875	$385,276
Cost of revenues	182,069	153,065	131,678
Gross profit	354,841	297,810	253,598
Operating expenses
Sales and marketing	122,936	101,772	88,044
Research and development	53,654	45,748	39,038
General and administrative	84,887	67,340	61,305
Amortization of intangible assets	16,116	11,768	10,126
Total operating expenses	277,593	226,628	198,513
Income from operations	77,248	71,182	55,085
Other income (expense), net	8,315	142	(1,544)
Income before income taxes	85,563	71,324	53,541
Income tax expense	19,739	16,190	8,944
Net income	$65,824	$55,134	$44,597

Other comprehensive income (expense)
Foreign currency translation adjustments	3,393	(2,240)	(514)
Unrealized gain (loss) on investments, net of tax of $644, $147, and $(34), respectively	1,932	441	(102)
Reclassification of (gain) loss on investments into earnings, net of tax of $(564), $(55), and $63, respectively	(1,692)	(165)	190
Total other comprehensive income (expense)	3,633	(1,964)	(426)
Comprehensive income	$69,457	$53,170	$44,171

Net income per share
Basic	$1.80	$1.53	$1.24
Diluted	$1.76	$1.49	$1.21

Weighted average common shares used to compute net income per share
Basic	36,646	36,117	35,928
Diluted	37,475	36,953	36,962
See accompanying notes to these consolidated financial statements.

SPS COMMERCE, INC.	40	Form 10-K for the Annual Period ended December 31, 2023

SPS COMMERCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Total Stockholders' Equity
(in thousands, except shares)	Shares	Amount	Shares	Amount
Balances, December 31, 2020	35,487,217	$37	1,613,250	$(65,247)	$393,462	$93,490	$(1,021)	$420,721
Stock-based compensation	—	—	—	—	25,686	—	—	25,686
Shares issued pursuant to stock awards	642,417	1	—	—	9,373	—	—	9,374
Employee stock purchase plan activity	55,726	—	—	—	4,737	—	—	4,737
Repurchases of common stock	(176,103)	—	176,103	(20,430)	—	—	—	(20,430)
Net income	—	—	—	—	—	44,597	—	44,597
Foreign currency translation adjustments	—	—	—	—	—	—	(514)	(514)
Unrealized loss on investments, net of tax	—	—	—	—	—	—	(102)	(102)
Reclassification of loss on investments into earnings, net of tax	—	—	—	—	—	—	190	190
Balances, December 31, 2021	36,009,257	$38	1,789,353	$(85,677)	$433,258	$138,087	$(1,447)	$484,259
Stock-based compensation	—	—	—	—	31,275	—	—	31,275
Shares issued pursuant to stock awards	440,427	—	—	—	4,908	—	—	4,908
Employee stock purchase plan activity	70,107	—	—	—	6,676	—	—	6,676
Repurchases of common stock	(361,745)	—	361,745	(43,215)	—	—	—	(43,215)
Net income	—	—	—	—	—	55,134	—	55,134
Foreign currency translation adjustments	—	—	—	—	—	—	(2,240)	(2,240)
Unrealized gain on investments, net of tax	—	—	—	—	—	—	441	441
Reclassification of gain on investments into earnings, net of tax	—	—	—	—	—	—	(165)	(165)
Balances, December 31, 2022	36,158,046	$38	2,151,098	$(128,892)	$476,117	$193,221	$(3,411)	$537,073
Stock-based compensation	—	—	—	—	42,975	—	—	42,975
Shares issued pursuant to stock awards	598,361	1	—	—	9,855	—	—	9,856
Employee stock purchase plan activity	63,641	—	—	—	8,114	—	—	8,114
Net income	—	—	—	—	—	65,824	—	65,824
Foreign currency translation adjustments	—	—	—	—	—	—	3,393	3,393
Unrealized gain on investments, net of tax	—	—	—	—	—	—	1,932	1,932
Reclassification of gain on investments into earnings, net of tax	—	—	—	—	—	—	(1,692)	(1,692)
Balances, December 31, 2023	36,820,048	$39	2,151,098	$(128,892)	$537,061	$259,045	$222	$667,475
See accompanying notes to these consolidated financial statements.

SPS COMMERCE, INC.	41	Form 10-K for the Annual Period ended December 31, 2023

SPS COMMERCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2023	2022	2021
Cash flows from operating activities
Net income	$65,824	$55,134	$44,597
Reconciliation of net income to net cash provided by operating activities
Deferred income taxes	(10,079)	(3,732)	3,881
Depreciation and amortization of property and equipment	18,631	16,421	14,788
Amortization of intangible assets	16,116	11,768	10,126
Provision for credit losses	5,707	3,359	4,717
Stock-based compensation	45,508	33,399	27,574
Other, net	2,415	220	323
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable	(11,949)	(6,435)	(4,959)
Deferred costs	(10,724)	(10,646)	(9,299)
Other assets and liabilities	1,834	2,632	(6,181)
Accounts payable	(3,947)	144	2,259
Accrued compensation	7,143	(3,786)	6,775
Accrued expenses	1,302	(2,829)	1,017
Deferred revenue	6,464	5,965	14,483
Operating leases	(1,947)	(1,562)	2,792
Net cash provided by operating activities	132,298	100,052	112,893
Cash flows from investing activities
Purchases of property and equipment	(19,761)	(19,880)	(19,588)
Purchases of investments	(133,994)	(160,427)	(121,242)
Maturities of investments	131,331	158,937	111,193
Acquisition of business, net	(70,218)	(91,420)	(17,066)
Net cash used in investing activities	(92,642)	(112,790)	(46,703)
Cash flows from financing activities
Repurchases of common stock	—	(43,215)	(20,430)
Net proceeds from exercise of options to purchase common stock	9,856	4,908	9,374
Net proceeds from employee stock purchase plan activity	8,114	6,676	4,737
Payments for contingent consideration	(2,000)	—	(2,042)
Net cash provided by (used in) financing activities	15,970	(31,631)	(8,361)
Effect of foreign currency exchange rate changes	562	(290)	31
Net increase (decrease) in cash and cash equivalents	56,188	(44,659)	57,860
Cash and cash equivalents at beginning of period	162,893	207,552	149,692
Cash and cash equivalents at end of period	$219,081	$162,893	$207,552
Supplemental disclosure of cash flow information
Cash paid for income taxes	$29,207	$16,076	$9,979
Non-cash financing activity:
Contingent consideration related to acquisition	$—	$2,000	$—
See accompanying notes to these consolidated financial statements.

SPS COMMERCE, INC.	42	Form 10-K for the Annual Period ended December 31, 2023

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
Assets acquired include tangible and intangible assets. We use estimates and assumptions that we believe are reasonable as a part of the purchase price allocation, which includes the process to determine the value and useful lives of purchased intangible assets and the process to determine the value of any contingent consideration liabilities. We record the acquisition-date fair value of any contingent liabilities, such as earn-out provisions, as part of the consideration transferred, if present. The unsettled earn-out liability, if any, is subsequently remeasured at each reporting date at fair value through earnings.
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

SPS COMMERCE, INC.	43	Form 10-K for the Annual Period ended December 31, 2023

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
Concentration of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents in financial institutions in excess of federally insured limits, accounts receivable, and investments. Cash and cash equivalents are held with financial institutions that we believe are subject to minimal risk. Concentrations of credit risk with respect to accounts receivable are subject to the financial condition of our customers, which are routinely assessed for potential credit losses. We believe that the receivable credit risk exposure is limited. Our investment policy limits the amount of credit exposure with any one financial institution or commercial issuer and sets requirements regarding credit rating and investment maturities to safeguard liquidity and minimize risk.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and highly liquid investments with original maturities of less than 90 days.
Investments
We invest in money market funds, certificates of deposit, and/or marketable securities such as commercial paper, highly liquid debt instruments of the U.S. government, and U.S. corporate debt securities. Investments with remaining maturities of less than one year from the balance sheet date are classified as short-term investments whereas those with remaining maturities of more than one year from the balance sheet date are classified as investments, non-current.
Securities classified as available for sale are carried at fair value and the unrealized gains and losses on these investments, net of taxes, are included in accumulated other comprehensive gain (loss) in the consolidated balance sheets. Realized gains or losses are included in other income (expense), net in the consolidated statements of comprehensive income. Certain securities accrue interest that is included in other income (expense), net. If a determination has been made that the fair value of a marketable security is below its amortized cost basis, the portion of the unrealized loss that corresponds to a credit-related factor is realized through a credit allowance on the marketable security and the equivalent expense is realized in other income (expense), net in the consolidated statements of comprehensive income.
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
•Level 3 – unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

SPS COMMERCE, INC.	44	Form 10-K for the Annual Period ended December 31, 2023

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
Property and Equipment
Property and equipment, including assets acquired under lease obligations, are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization expense is calculated using the straight-line method over the estimated useful lives, commencing on the earlier date in which the asset is placed in service or ready for its intended use.
The estimated useful lives of property and equipment were as follows:

Estimated Useful Life
Internally developed software	3 years
Computer equipment	3 years
Office equipment and furniture	5-7 years
Leasehold improvements	Shorter of the useful life of the asset or the remaining term of the lease
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

SPS COMMERCE, INC.	45	Form 10-K for the Annual Period ended December 31, 2023

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
The purchased intangible assets are being amortized on a straight-line basis over their estimated useful lives.
The estimated useful lives for intangible were as follows:

Estimated Useful Life
Subscriber relationships	7-10 years
Developed technology	5-10 years
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
•Allocation of the transaction price to the performance obligations in the contract
•Recognition of revenue when, or as, we satisfy a performance obligation
See Note C for further descriptions of our revenue recognition policy.

SPS COMMERCE, INC.	46	Form 10-K for the Annual Period ended December 31, 2023

Deferred Costs
Deferred costs are those that are incurred to fulfill or obtain customer contracts and that are considered incremental and recoverable costs. These consist primarily of customer implementation costs and certain commissions paid to sales personnel and referral partners, respectively. These costs are deferred and amortized over the expected period of benefit which we have determined primarily to be two years.
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

SPS COMMERCE, INC.	47	Form 10-K for the Annual Period ended December 31, 2023

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
Net Income Per Share
Basic net income per share has been computed using the weighted average number of shares of common stock outstanding during each period. Diluted net income per share also includes the impact of our outstanding potential common shares. Potential common shares that are anti-dilutive are excluded from the calculation of diluted net income per share.
Accounting Pronouncements Recently Adopted

Standard	Date of Issuance	Description	Date of Adoption	Effect on the Financial Statements
ASU 2021-08, Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers	October 2021	This amendment requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, effective for all business combinations in the year of adoption and thereafter.
			January 2023	The adoption of this standard has not had a material impact on the purchase accounting for business combinations.
Accounting Pronouncements Not Yet Adopted

Standard	Date of Issuance	Description	Date of Required Adoption	Effect on the Financial Statements
ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures	December 2023	This amendment requires that an entity disclose specific categories in the effective tax rate reconciliation table as well as provide disclosure of disaggregated information related to income tax expense, income before income taxes, and income taxes paid.	January 2024	We are currently evaluating the adoption on our financial statements and anticipate the impact will result in additional disclosure.
ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures	November 2023	This amendment requires that an entity disclose significant segment expenses impacting profit and loss that are regularly provided to the chief operating decision maker.	January 2024	We are currently evaluating the adoption on our financial statements and anticipate the impact will result in additional disclosure.

SPS COMMERCE, INC.	48	Form 10-K for the Annual Period ended December 31, 2023

NOTE B – Business Acquisitions
TIE Kinetix
Effective September 13, 2023, we acquired all of the outstanding equity ownership interests of TIE Kinetix Holding B.V. ("TIE Kinetix"), a leading provider of supply chain digitalization including EDI and e-invoicing in Europe and the United States. Pursuant to the definitive agreement, the purchase price was €63.9 million ($68.7 million at the September 13, 2023 exchange rate), net of cash acquired. The purchase accounting for the acquisition has not been finalized as of December 31, 2023; provisional amounts are primarily related to intangible assets and tax components. We expect to finalize the allocation of the purchase price within the one-year measurement period following the acquisition. The goodwill associated with the acquisition is not deductible for income tax purposes.
Purchase Price Allocation
We accounted for the acquisition as a business combination. We allocated the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

(in thousands)	Acquisition Date Estimated Fair Value as of September 30, 2023	Adjustment	Acquisition Date Estimated Fair Value as of December 31, 2023
Cash paid	$73,558	$—	$73,558

Estimated fair value of assets and liabilities acquired:
Cash	$4,859	$—	$4,859
Accounts receivable	1,347	(80)	1,267
Other assets	2,981	659	3,640
Intangible assets
Subscriber relationships	18,183	11,137	29,320
Developed technology	12,122	(4,279)	7,843
Current liabilities	(3,606)	(232)	(3,838)
Deferred revenue	(6,421)	—	(6,421)
Deferred income tax liabilities, net	(6,112)	(1,757)	(7,869)
Total fair value of assets and liabilities acquired	$23,353	$5,448	$28,801

Goodwill	$50,205	$(5,448)	$44,757
The following table summarizes the estimated useful lives for each acquired intangible asset, each of which are subject to finalization:

Estimated Useful Life
Subscriber relationships	8.0 years
Developed technology	6.0 years

SPS COMMERCE, INC.	49	Form 10-K for the Annual Period ended December 31, 2023

Other Acquisition Activity
In the year ended December 31, 2023, we had other acquisition activity resulting in a total purchase price of $1.5 million, paid in cash. Assets acquired were primarily comprised of developed technology and customer relationships, totaling $0.9 million of estimated fair value. The remainder of the consideration transferred, $0.6 million, was allocated to goodwill.
Effective October 4, 2022, we acquired all of the outstanding equity ownership interests of Canadian based InterTrade Systems Inc. ("InterTrade"), a leading EDI provider within the apparel and general merchandising markets. Pursuant to the definitive agreement, the purchase price was $49.1 million, including estimated post-closing adjustments. In the year ended December 31, 2023, provisional amounts were adjusted by $3.1 million, primarily relating to a $3.9 million decrease in estimated value of intangible assets and the corresponding $1.0 million change to the deferred tax position, with the offsets to goodwill. The purchase accounting was finalized in the year ended December 31, 2023.
Effective July 19, 2022, we acquired all of the outstanding equity ownership interests of GCommerce, Inc. ("GCommerce"), a leading EDI provider within the automotive aftermarket industry. Pursuant to the definitive agreement, the purchase price was $45.1 million, including post-closing adjustments. In the year ended December 31, 2023, provisional amounts were adjusted by $1.6 million, primarily relating to a $1.5 million decrease in the estimated value of deferred income tax assets, with the corresponding offset to goodwill. The purchase accounting was finalized in the year ended December 31, 2023.
NOTE C – Revenue
We derive our revenues from the following revenue streams:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Recurring revenues:
Fulfillment	$436,702	$364,148	$306,851
Analytics	51,703	46,894	42,674
Other	13,608	8,005	5,481
Recurring Revenues	502,013	419,047	355,006
One-time revenues	34,897	31,828	30,270
Total revenue	$536,910	$450,875	$385,276
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

SPS COMMERCE, INC.	50	Form 10-K for the Annual Period ended December 31, 2023

Set-up fees constitute a material renewal option right that provide customers a significant future incentive that would not be otherwise available to that customer unless they entered into the contract, as the set-up fees will not be incurred again upon contract renewal. As such, set-up fees and related costs are deferred and recognized ratably, generally over two years, which is the estimated period for which a material right is present for our customers.
The table below presents the activity of the portion of the deferred revenue liability relating to set-up fees:

	Year Ended December 31,
(in thousands)	2023	2022
Balance, beginning of year	$14,999	$14,459
Invoiced set-up fees	19,146	15,457
Recognized set-up fees	(16,542)	(14,917)
Balance, end of year	$17,603	$14,999
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
Deferred Revenue
In the year ended December 31, 2023, we recognized revenue of $57.4 million from amounts included in deferred revenue at December 31, 2022.
NOTE D – Deferred Costs
The deferred costs activity was as follows:

	Year Ended December 31,
(in thousands)	2023	2022
Balance, beginning of year	$70,179	$59,720
Incurred deferred costs	89,012	72,509
Amortized deferred costs	(76,441)	(62,050)
Balance, end of year	$82,750	$70,179

SPS COMMERCE, INC.	51	Form 10-K for the Annual Period ended December 31, 2023

NOTE E – Fair Value Measurements
Cash equivalents and investments, as measured at fair value on a recurring basis, consisted of the following:

		December 31,
		2023			2022
	Fair Value Level	Amortized Cost	Unrealized Gains (Losses), net	Fair Value	Amortized Cost	Unrealized Gains (Losses), net	Fair Value
(in thousands)
Cash equivalents:
Money market funds	Level 1	$161,233	$—	$161,233	$73,368	$—	$73,368
Investments:
Certificates of deposit	Level 1	6,805	—	6,805	6,813	—	6,813
Marketable securities:
Commercial paper	Level 2	48,860	694	49,554	44,224	375	44,599
		$216,898	$694	$217,592	$124,405	$375	$124,780
NOTE F – Allowance for Credit Losses
The allowance for credit losses activity, included in accounts receivable, net, was as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Balance, beginning of year	$3,066	$4,249	$4,233
Provision for credit losses	5,707	3,359	4,717
Write-offs, net of recoveries	(5,453)	(4,542)	(4,790)
Initial allowance for business combination acquired receivables	—	—	89
Balance, end of year	$3,320	$3,066	$4,249
NOTE G – Property and Equipment, Net
Property and equipment, net consisted of the following:

	December 31,
(in thousands)	2023	2022
Internally developed software	$60,396	$49,994
Computer equipment	34,402	30,310
Leasehold improvements	15,387	16,531
Office equipment and furniture	10,966	10,981
Property and equipment, cost	121,151	107,816
Less: accumulated depreciation and amortization	(85,108)	(72,358)
Total property and equipment, net	$36,043	$35,458
Depreciation and amortization expense of property and equipment was as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Depreciation and amortization expense	$18,631	$16,421	$14,788

SPS COMMERCE, INC.	52	Form 10-K for the Annual Period ended December 31, 2023

NOTE H – Goodwill and Intangible Assets, Net
Goodwill
The activity in goodwill was as follows:

Year Ended December 31,
(in thousands)	2023
Balance, beginning of year	$197,284
Additions from business acquisitions	45,393
Foreign currency translation	2,328
Remeasurement from provisional purchase accounting amount	4,171
Balance, end of year	$249,176
Intangible Assets
Intangible assets, net consisted of the following:

	December 31, 2023
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net	Weighted Average Remaining Amortization Period
Subscriber relationships	$105,228	$(32,097)	$724	$73,855	6.6 years
Developed technology	48,843	(15,669)	315	33,489	5.0 years
	$154,071	$(47,766)	$1,039	$107,344	6.1 years

	December 31, 2022
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net	Weighted Average Remaining Amortization Period
Subscriber relationships	$80,101	$(22,255)	$(171)	$57,675	6.8 years
Developed technology	40,610	(9,934)	1	30,677	5.4 years
	$120,711	$(32,189)	$(170)	$88,352	6.4 years

Amortization expense of intangible assets was as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Amortization expense	$16,116	$11,768	$10,126

The estimated future annual amortization expense related to intangible assets is as follows:

(in thousands)
2024	$18,842
2025	18,704
2026	17,700
2027	17,226
2028	15,959
Thereafter	18,913
Total future amortization	$107,344

SPS COMMERCE, INC.	53	Form 10-K for the Annual Period ended December 31, 2023

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
The components of lease expense were as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Operating lease cost	$3,123	$3,087	$3,089
Variable lease cost	3,771	3,576	3,660
	$6,894	$6,663	$6,749
Supplemental cash flow information related to leases was as follows:

	December 31,
(in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5,022	$4,639
Right-of-use assets obtained in exchange for operating lease liabilities	1,147	934
Supplemental balance sheet information related to operating leases was as follows:

	December 31, 2023	December 31, 2022
Weighted-average remaining lease term	3.1 years	3.9 years
Weighted-average discount rate	4.0%	4.0%
At December 31, 2023, our future minimum payments under operating leases were as follows:

(in thousands)
2024	$4,910
2025	4,694
2026	3,947
2027	1,299
2028	25
Thereafter	76
Total future gross payments	14,951
Less: imputed interest	(922)
Total operating lease liabilities	$14,029
Purchase Commitments
We have entered into separate noncancelable agreements with computing infrastructure, productivity software, customer relationship management, and performance and security data analytics vendors for services through 2026. At December 31, 2023, our remaining purchase commitments and estimated purchase timing were as follows:

(in thousands)
2024	$14,536
2025	14,186
2026	6,342
Total remaining purchase commitments	$35,064

SPS COMMERCE, INC.	54	Form 10-K for the Annual Period ended December 31, 2023

Contingencies
We may be involved in various claims and legal actions in the normal course of business. We believe that the outcome of any such claim or legal action is not expected to have a material adverse effect on our financial position or results of operations.
NOTE J – Stockholders’ Equity
Share Repurchase Program
Our board of directors has authorized multiple non-concurrent programs to repurchase our common stock. Details of the programs and activity thereunder through December 31, 2023 were as follows:

(in thousands)	Effective Date	Expiration Date	Share Value Authorized for Repurchase	Share Value Repurchased	Unused & Expired Share Repurchase Value	Share Value Available for Future Repurchase
2019 Program	November 2019	November 2021	$50,000	$29,611	$20,389	N/A
2021 Program	November 2021	August 2022	50,000	49,992	8	N/A
2022 Program	August 2022	July 2024	50,000	2,992	N/A	$47,008
The share repurchase activity by period was as follows:

	Year Ended December 31,
(in thousands, except shares and per share amounts)	2023	2022	2021
Number of shares repurchased	—	361,745	176,103
Shares repurchased cost	$—	$43,215	$20,430
Average price per repurchased share	$—	$119.46	$116.01
NOTE K – Stock-Based Compensation
Our equity compensation plans provide for the grant of incentive and nonqualified stock options, as well as other stock-based awards including PSUs, RSAs, RSUs, and DSUs, to employees, non-employee directors and other consultants who provide services to us. We also provide an ESPP and 401(k) stock match to eligible participants.
We recognize stock-based compensation expense based on grant date award fair value. This cost is recognized over the period for which the employee is required to provide service in exchange for the award or the award performance period, except for expenses relating to retirement-eligible employees that have not given their required notice, which is recognized on a pro-rata basis over the notice period prior to retirement. At December 31, 2023 there were 12.7 million shares available for grant under approved equity compensation plans.
Stock-based compensation expense was allocated in the consolidated statements of comprehensive income as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Cost of revenues	$10,169	$8,684	$6,760
Operating expenses
Sales and marketing	9,774	7,590	6,248
Research and development	7,200	5,634	4,384
General and administrative	18,365	11,491	10,182
	$45,508	$33,399	$27,574

SPS COMMERCE, INC.	55	Form 10-K for the Annual Period ended December 31, 2023

Stock-based compensation expense by grant type or plan was as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Stock options	$1,947	$1,903	$2,057
PSUs	11,886	7,509	6,417
RSUs & DSUs	26,185	19,282	15,388
RSAs	472	437	434
ESPP	2,488	2,144	1,391
401(k) stock match	2,530	2,124	1,887
	$45,508	$33,399	$27,574
As of December 31, 2023, there was $52.0 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a primarily straight-line basis over a weighted-average period of 2.4 years.
Stock Options
Options generally vest over four years and, upon vesting, the holder is given the option to purchase shares of common stock at a specific strike price until expiration, which is generally seven years from the grant date.
Our stock option activity was as follows:

	Options (#)	Weighted Average Exercise Price ($/share)
Outstanding at December 31, 2020	944,886	36.71
Granted	53,223	105.53
Exercised	(311,378)	30.10
Forfeited	(8,081)	68.62
Outstanding at December 31, 2021	678,650	44.76
Granted	56,430	122.59
Exercised	(164,393)	29.86
Forfeited	(7,990)	92.48
Outstanding at December 31, 2022	562,697	56.24
Granted	42,215	152.68
Exercised	(254,353)	38.75
Forfeited	(3,737)	129.43
Outstanding at December 31, 2023	346,822	80.02
Of the total outstanding options at December 31, 2023, 0.3 million were exercisable. The outstanding and exercisable options had a weighted average exercise price of $67.07 per share and a weighted average remaining contractual life of 3.1 years.
The table below presents additional information related to our stock options:

	Year Ended December 31,
(in thousands, except per share data)	2023	2022	2021
Fair value of options vested	$1,966	$1,996	$2,509
Intrinsic value of options exercised	31,227	16,705	27,713
Intrinsic value of options outstanding	39,474	40,692	66,235
Weighted-average fair value per share of options granted	56.47	41.34	31.31

SPS COMMERCE, INC.	56	Form 10-K for the Annual Period ended December 31, 2023

The fair values of the options granted were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2023	2022	2021
Life (in years)	4.2	4.3	4.4
Volatility	39%	38%	35%
Dividend yield	—	—	—
Risk-free interest rate	4.00%	2.50%	0.59%
Performance Share Units, Restricted Stock Units and Awards, and Deferred Stock Units
In 2023, 2022, and 2021 we granted PSU awards with certain target performance levels. These awards are earned based upon our Company’s total shareholder return as compared to an indexed total shareholder return over the course of a fiscal based three-year performance period, starting in the year of grant. Earned awards vest in the quarter following the conclusion of the performance period. Expense is recognized on a straight-line basis over the performance period, regardless of whether the market condition is satisfied as the likelihood of the market condition being met is included in the fair-value measurement of the award. In 2023, PSU awards granted in 2020 were earned and vested at the maximum performance level and less than 0.2 million shares of common stock were issued.
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
Activity for our PSUs, RSUs, RSAs, and DSUs in aggregate was as follows:

	#	Weighted Average Grant Date Fair Value ($/share)
Outstanding at December 31, 2020	738,422	52.37
Granted	314,290	101.85
Vested and common stock issued	(331,669)	44.14
Forfeited	(18,883)	66.35
Outstanding at December 31, 2021	702,160	78.03
Granted	312,880	126.44
Vested and common stock issued	(276,872)	64.12
Forfeited	(26,010)	99.37
Outstanding at December 31, 2022	712,158	103.93
Granted	416,377	163.55
Vested and common stock issued	(344,087)	77.52
Forfeited	(11,034)	122.97
Outstanding at December 31, 2023	773,414	147.50
The number of PSUs, RSUs, RSAs, and DSUs outstanding at December 31, 2023 included less than 0.1 million units that have vested, but the shares of common stock have not yet been issued, pursuant to the terms of the agreements.

SPS COMMERCE, INC.	57	Form 10-K for the Annual Period ended December 31, 2023

Employee Stock Purchase Plan
Our ESPP activity was as follows:

	Year Ended December 31,
(in thousands, except share data)	2023	2022	2021
Amounts for shares purchased	$8,114	$6,676	$4,737
Shares purchased	63,641	70,107	55,726
A total of 1.7 million shares of common stock are remaining for issuance under the plan at December 31, 2023.
The fair value was estimated based on the market price of our common stock at the beginning of the offering period using the following assumptions:

	Year Ended December 31,
	2023	2022	2021
Life (in years)	0.5	0.5	0.5
Volatility	36%	42%	32%
Dividend yield	—	—	—
Risk-free interest rate	4.92%	1.27%	0.07%
Note L – Income Taxes
Our provision for income taxes was comprised of the following components:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Current
Federal	$20,168	$13,881	$1,559
State	4,221	4,149	1,890
Foreign	2,103	1,990	1,610
Deferred
Federal	(5,425)	(2,530)	4,294
State	(390)	(751)	(88)
Foreign	(938)	(549)	(321)
	$19,739	$16,190	$8,944
Our income tax expense differed from the amounts computed by applying the U.S. federal income tax rate to pretax income as a result of the following:

	Year Ended December 31,
	2023	2022	2021
U.S. statutory federal income tax rate	21.0%	21.0%	21.0%
Increase (decrease) resulting from:
U.S. state income taxes, net of federal tax effect	5.1	4.6	4.5
Tax impact of stock activity	(5.6)	(4.7)	(12.8)
Nondeductible compensation	4.7	3.5	5.0
Research and development credit	(1.5)	(1.5)	(1.1)
Foreign derived intangible income	(1.3)	(1.4)	(1.3)
Other	0.7	1.2	1.4
Effective tax rate	23.1%	22.7%	16.7%

SPS COMMERCE, INC.	58	Form 10-K for the Annual Period ended December 31, 2023

The significant components of our deferred income tax assets and liabilities were as follows:

	December 31,
(in thousands)	2023	2022
Deferred income tax assets
Net operating loss and credit carryforwards	$10,212	$9,970
Stock-based compensation expense	6,304	5,084
Accrued expenses	6,067	4,469
Operating lease liabilities	3,470	4,384
Research and development capitalized	17,007	9,591
Other deferred income tax assets	2,705	2,408
Gross deferred income tax assets	45,765	35,906
Less: valuation allowance	(2,545)	(1,873)
Total net deferred income tax assets	$43,220	$34,033

Deferred income tax liabilities
Deferred costs	$(20,672)	$(17,696)
Right-of-use assets	(1,884)	(2,338)
Depreciation and amortization	(28,066)	(20,282)
Other deferred income tax liabilities	(1,065)	(909)
Total deferred income tax liabilities	(51,687)	(41,225)
Net deferred income tax liabilities	$(8,467)	$(7,192)
As of December 31, 2023, we had net operating loss carryforwards of $28.9 million for U.S. federal tax purposes, $5.6 million for state tax purposes, and $9.8 million for foreign tax purposes. If not utilized, the loss carryforwards will expire between 2024 and 2036 for federal tax purposes, between 2024 and 2043 for state tax purposes, and will not expire for foreign tax purposes. Section 382 of the U.S. Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that might be used to offset taxable income when a corporation has undergone significant changes in stock ownership. As of December 31, 2023, all $28.9 million of our federal net operating loss carryforwards are subject to Section 382 limitations, of which we believe $6.5 million will expire unused due to Section 382 limitations. Accordingly, our deferred income tax assets are reported net of the Section 382 limitations.
We are subject to income taxes for U.S. federal and various state and international jurisdictions. We are generally subject to U.S. federal and state tax examinations for most prior tax years due to our net operating loss and R&D credit carryforwards and the utilization of the carryforwards in years still open under statute.
NOTE M – Other Income and Expense
Other income (expense), net included the following:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Investment income	$7,660	$1,670	$278
Realized gain (loss) from foreign currency on cash and investments held	1,726	(1,026)	(1,456)
Other expense, net	(1,071)	(502)	(366)
Total other income (expense), net	$8,315	$142	$(1,544)

SPS COMMERCE, INC.	59	Form 10-K for the Annual Period ended December 31, 2023

NOTE N – Net Income Per Share
The components and computation of basic and diluted net income per share were as follows:

	Year Ended December 31,
(in thousands, except per share amounts)	2023	2022	2021
Numerator
Net income	$65,824	$55,134	$44,597
Denominator
Weighted average common shares outstanding, basic	36,646	36,117	35,928
Options to purchase common stock and ESPP	265	382	529
PSUs, RSUs, RSAs, and DSUs	564	454	505
Weighted average common shares outstanding, diluted	37,475	36,953	36,962
Net income per share
Basic	$1.80	$1.53	$1.24
Diluted	$1.76	$1.49	$1.21
The number of outstanding potential common shares that were excluded from the calculation of diluted net income per share as they were anti-dilutive was as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Anti-dilutive shares	36	75	31
NOTE O – Retirement Contributions
We sponsor a 401(k) retirement savings plan for our U.S. employees. Eligible employees can contribute up to 80% of their compensation, subject to the limits established by law, and we match 50% of the employee’s contribution up to the first 6% of pre-tax annual compensation. A portion of our match is in Company stock, which is purchased from the open market by our plan provider and immediately deposited into the employee’s 401(k) account. Additionally, we make statutory contributions to retirement plans as required by local foreign government regulations.
Our total contributions were as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Retirement contributions	$6,627	$5,386	$4,790
NOTE P – Geographic Information
Statements of Comprehensive Income
The percentage of domestic revenue, which we define as consolidated revenue that was attributable to customers based within the U.S., and domestic income before income taxes, which we define as the percentage of consolidated income before income taxes that was attributable to our subsidiaries based in the U.S., were as follows:

	Year Ended December 31,
	2023	2022	2021
Domestic revenue	84%	84%	84%
Domestic income before income taxes	94%	91%	89%
No single jurisdiction outside of the U.S. had revenues in excess of 10%.

SPS COMMERCE, INC.	60	Form 10-K for the Annual Period ended December 31, 2023

Property and Equipment
Property and equipment, net located at subsidiary and office locations outside of the U.S. was as follows:

	December 31,
	2023	2022
International property and equipment	15%	13%
NOTE Q– Related Party Transactions
The SPS Commerce Foundation (the “Foundation”) is a Minnesota non-profit organization exempt from federal taxation under Section 501(c)(3) of the Internal Revenue Code. The Foundation was formed in 2015 to engage in, advance, support, promote and administer charitable activities. The directors of the Foundation are also our executive officers. These directors receive no compensation from the Foundation or us for the management services performed for the Foundation. The Foundation is not a subsidiary of ours and the financial results of the Foundation are not consolidated with our financial statements. We have no current legal obligations for future commitments to the Foundation. Our contributions to the Foundation were as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Foundation contributions	$2,300	$2,750	$2,400
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Assessment of Disclosure Controls and Procedures
We assessed the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023, the end of the period covered by this Annual Report on Form 10-K. This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Disclosure controls and procedures means controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed such that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2023, our disclosure controls and procedures were effective.
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

SPS COMMERCE, INC.	61	Form 10-K for the Annual Period ended December 31, 2023

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed our internal control over financial reporting as of December 31, 2023, based on criteria for effective internal control over financial reporting established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2023 based on the specified criteria.
Pursuant to the SEC’s general guidance that the assessment of a recently acquired business' internal control over financial reporting may be omitted in the year of acquisition, as of December 31, 2023, our scope of the assessment of our internal control over financial reporting excluded TIE Kinetix, which was acquired in September 2023. Our assessment of the effectiveness of internal control over financial reporting as of December 31, 2024 will include TIE Kinetix.
Excluding net intangible assets and goodwill, TIE Kinetix represented less than 5% of our consolidated assets as of December 31, 2023 and less than 5% of our consolidated revenues for the year ended December 31, 2023.
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report, which is included under Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
Insider Adoption or Termination of Trading Arrangements
During the three months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

SPS COMMERCE, INC.	62	Form 10-K for the Annual Period ended December 31, 2023

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item will be included in the 2024 Proxy Statement under the captions “Election of Directors,” “Executive Compensation,” and “Information Regarding the Board of Directors and Corporate Governance” and is incorporated herein by reference.
Item 11.    Executive Compensation
The information required by this item will be included in the 2024 Proxy Statement under the captions “Executive Compensation,” and "Security Ownership" and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in the 2024 Proxy Statement under the caption “Security Ownership” and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in the 2024 Proxy Statement under the captions “Certain Relationships and Related Transactions,” “Information Regarding the Board of Directors and Corporate Governance,” and "Election of Directors" and is incorporated herein by the reference.
Item 14.    Principal Accounting Fees and Services
The information required by this item will be included in the 2024 Proxy Statement under the caption “Audit Committee Report and Payment of Fees to Our Independent Auditor” and is incorporated herein by reference.
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

SPS COMMERCE, INC.	63	Form 10-K for the Annual Period ended December 31, 2023

EXHIBIT INDEX

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

3.1	Ninth Amended and Restated Certificate of Incorporation	8-K	05/21/2020	3.2

3.2	Amended and Restated Bylaws, effective as of February 17, 2023	10-K	02/21/2023	3.2

4.1	Description of Capital Stock	10-K	02/23/2021	4.1

10.1	2010 Equity Incentive Plan, as amended effective October 29, 2014**	10-K	02/20/2015	10.6

10.2	Form of Incentive Stock Option Agreement under 2010 Equity Incentive Plan**	8-K	02/17/2012	10.2

10.3	Form of Non-Statutory Stock Option Agreement (Employee) under 2010 Equity Incentive Plan**	10-K	02/21/2023	10.3

10.4	Form of Non-Statutory Stock Option Agreement (Director) under 2010 Equity Incentive Plan**	8-K	02/17/2012	10.4

10.5	Form of Restricted Stock Unit Award Agreement under 2010 Equity Incentive Plan**	10-K	02/21/2023	10.5

10.6	Form of Restricted Stock Award Agreement under 2010 Equity Incentive Plan**	10-Q	05/08/2012	10.6

10.7	Form of Performance Stock Unit Agreement under 2010 Equity Incentive Plan**	10-K	02/21/2023	10.7

10.8	Form of Deferred Stock Unit Agreement under 2010 Equity Incentive Plan**	10-Q	04/26/2019	10.2

10.9	Form of Indemnification Agreement for Independent Directors**	S-1/A	01/11/2010	10.18

10.10	Form of Indemnification Agreement for Archie C. Black**	S-1/A	01/11/2010	10.19

10.11	Management Incentive Plan**	8-K	02/03/2016	10.2

10.12	Amendment to Amended and Restated Executive Severance and Change in Control Agreement, dated as of March 1, 2023, by and between Archie C. Black and SPS Commerce, Inc.**	8-K	03/02/2023	10.1

10.13	Amended and Restated Executive Severance and Change in Control Agreement between the Company and Archie C. Black**	8-K	02/18/2020	10.1

10.14	Form of Amended and Restated Executive Severance and Change in Control Agreement**	8-K	02/18/2020	10.2

10.15	Form of Amendment to Amended and Restated Executive Severance and Change in Control Agreement**	8-K	03/02/2023	10.3

10.16	Offer Letter between Chad Collins and SPS Commerce, Inc., dated as of July 6, 2023**	8-K	07/06/2023	10.1

10.17	Executive Severance and Change in Control Agreement, effective as of October 2, 2023, by and between Chad Collins and SPS Commerce, Inc.**	8-K	07/06/2023	10.2

SPS COMMERCE, INC.	64	Form 10-K for the Annual Period ended December 31, 2023

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
10.18	Non-Employee Director Compensation Summary**				X

21.1	Subsidiaries of the registrant				X

23.1	Consent of KPMG LLP				X

24.1	Power of Attorney (included on signature page)				X

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

97	SPS Commerce, Inc. Required Compensation Recovery Policy, effective October 2, 2023				X

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T				X

104	The cover page from the Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL				X
**Indicates management contract or compensatory plan or arrangement.
Item 16.    Form 10-K Summary
None.

SPS COMMERCE, INC.	65	Form 10-K for the Annual Period ended December 31, 2023

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 20, 2024	SPS COMMERCE, INC.

	By:	/s/ CHADWICK COLLINS
Chadwick Collins
Chief Executive Officer
Each of the undersigned hereby appoints Chadwick Collins and Kimberly Nelson, and each of them (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Exchange Act of 1934, any and all amendments and exhibits to this annual report on Form 10-K and any and all applications, instruments, and other documents to be filed with the Securities and Exchange Commission pertaining to this annual report on Form 10-K or any amendments thereto, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 20, 2024.

Name and Signature	Title

/s/ CHADWICK COLLINS	Chief Executive Officer and Director
Chadwick Collins	(principal executive officer)

/s/ KIMBERLY NELSON	Executive Vice President and Chief Financial Officer
Kimberly Nelson	(principal financial and accounting officer)

/s/ ARCHIE BLACK	Director
Archie Black

/s/ JAMES RAMSEY	Director
James Ramsey

/s/ MARTY RÉAUME	Director
Marty Réaume

/s/ TAMI RELLER	Director
Tami Reller

/s/ PHILIP SORAN	Director
Philip Soran

/s/ ANNE SEMPOWSKI WARD	Director
Anne Sempowski Ward

/s/ SVEN WEHRWEIN	Director
Sven Wehrwein

SPS COMMERCE, INC.	66	Form 10-K for the Annual Period ended December 31, 2023