Form 10-Q
period 2024-03-31
SPS COMMERCE INC
filed 2024-04-25
CIK 1092699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding at April 18, 2024 was 37,032,475 shares.

SPS COMMERCE, INC.
QUARTERLY REPORT ON FORM 10-Q
Unless the context otherwise requires, for purposes of the Quarterly Report on Form 10-Q, the words “we,” “us,” “our,” the “Company,” “SPS,” and “SPS Commerce” refer to SPS Commerce, Inc.

SPS COMMERCE, INC.	2	Form 10-Q for the Quarterly Period ended March 31, 2024

PART I. – FINANCIAL INFORMATION
Item 1. Financial Statements
SPS COMMERCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except shares)	March 31, 2024	December 31, 2023
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$234,637	$219,081
Short-term investments	56,174	56,359
Accounts receivable	55,724	50,160
Allowance for credit losses	(3,589)	(3,320)
Accounts receivable, net	52,135	46,840
Deferred costs	63,647	62,403
Other assets	13,695	16,758
Total current assets	420,288	401,441
Property and equipment, net	34,971	36,043
Operating lease right-of-use assets	7,285	7,862
Goodwill	248,813	249,176
Intangible assets, net	99,289	107,344
Other assets
Deferred costs, non-current	20,601	20,347
Deferred income tax assets	7,483	505
Other assets, non-current	1,117	1,126
Total assets	$839,847	$823,844
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$12,303	$7,420
Accrued compensation	32,990	41,588
Accrued expenses	10,744	8,014
Deferred revenue	73,701	69,187
Operating lease liabilities	4,478	4,460
Total current liabilities	134,216	130,669
Other liabilities
Deferred revenue, non-current	6,473	6,930
Operating lease liabilities, non-current	8,425	9,569
Deferred income tax liabilities	7,536	8,972
Other liabilities, non-current	232	229
Total liabilities	156,882	156,369
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 110,000,000 shares authorized; 39,309,579 and 38,971,146 shares issued; and 37,049,001 and 36,820,048 shares outstanding, respectively	39	39
Treasury stock, at cost; 2,260,578 and 2,151,098 shares, respectively	(148,892)	(128,892)
Additional paid-in capital	557,998	537,061
Retained earnings	277,048	259,045
Accumulated other comprehensive gain (loss)	(3,228)	222
Total stockholders’ equity	682,965	667,475
Total liabilities and stockholders’ equity	$839,847	$823,844
See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.	3	Form 10-Q for the Quarterly Period ended March 31, 2024

SPS COMMERCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(in thousands, except per share amounts) (unaudited)	2024	2023
Revenues	$149,576	$125,868
Cost of revenues	51,487	42,964
Gross profit	98,089	82,904
Operating expenses
Sales and marketing	36,432	29,083
Research and development	16,009	12,563
General and administrative	25,907	20,677
Amortization of intangible assets	4,338	3,851
Total operating expenses	82,686	66,174
Income from operations	15,403	16,730
Other income, net	3,132	1,276
Income before income taxes	18,535	18,006
Income tax expense	532	2,717
Net income	$18,003	$15,289

Other comprehensive income (expense)
Foreign currency translation adjustments	(3,317)	(95)
Unrealized gain on investments, net of tax of $171 and $133, respectively	513	399
Reclassification of gain on investments into earnings, net of tax of $(215) and $(125), respectively	(646)	(376)
Total other comprehensive income (expense)	(3,450)	(72)
Comprehensive income	$14,553	$15,217

Net income per share
Basic	$0.49	$0.42
Diluted	$0.48	$0.41

Weighted average common shares used to compute net income per share
Basic	37,049	36,427
Diluted	37,686	37,155
See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.	4	Form 10-Q for the Quarterly Period ended March 31, 2024

SPS COMMERCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Total Stockholders' Equity
(in thousands, except shares) (unaudited)	Shares	Amount	Shares	Amount
Balances, December 31, 2022	36,158,046	$38	2,151,098	$(128,892)	$476,117	$193,221	$(3,411)	$537,073
Stock-based compensation	—	—	—	—	11,175	—	—	11,175
Shares issued pursuant to stock awards	372,161	1	—	—	2,183	—	—	2,184
Employee stock purchase plan activity	2,549	—	—	—	241	—	—	241
Net income	—	—	—	—	—	15,289	—	15,289
Foreign currency translation adjustments	—	—	—	—	—	—	(95)	(95)
Unrealized gain on investments, net of tax	—	—	—	—	—	—	399	399
Reclassification of gain on investments into earnings, net of tax	—	—	—	—	—	—	(376)	(376)
Balances, March 31, 2023	36,532,756	$39	2,151,098	$(128,892)	$489,716	$208,510	$(3,483)	$565,890

Balances, December 31, 2023	36,820,048	$39	2,151,098	$(128,892)	$537,061	$259,045	$222	$667,475
Stock-based compensation	—	—	—	—	19,285	—	—	19,285
Shares issued pursuant to stock awards	336,035	—	—	—	1,261	—	—	1,261
Employee stock purchase plan activity	2,398	—	—	—	391	—	—	391
Repurchases of common stock, net of costs	(109,480)	—	109,480	(20,000)	—	—	—	(20,000)
Net income	—	—	—	—	—	18,003	—	18,003
Foreign currency translation adjustments	—	—	—	—	—	—	(3,317)	(3,317)
Unrealized gain on investments, net of tax	—	—	—	—	—	—	513	513
Reclassification of gain on investments into earnings, net of tax	—	—	—	—	—	—	(646)	(646)
Balances, March 31, 2024	37,049,001	$39	2,260,578	$(148,892)	$557,998	$277,048	$(3,228)	$682,965

See accompanying notes to these condensed consolidated financial statements..

SPS COMMERCE, INC.	5	Form 10-Q for the Quarterly Period ended March 31, 2024

SPS COMMERCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(in thousands) (unaudited)	2024	2023
Cash flows from operating activities
Net income	$18,003	$15,289
Reconciliation of net income to net cash provided by operating activities
Deferred income taxes	(7,070)	(5,147)
Depreciation and amortization of property and equipment	4,694	4,626
Amortization of intangible assets	4,338	3,851
Provision for credit losses	1,408	1,206
Stock-based compensation	20,018	11,780
Other, net	(431)	502
Changes in assets and liabilities
Accounts receivable	(6,759)	(6,220)
Deferred costs	(1,651)	(1,679)
Other assets and liabilities	3,030	602
Accounts payable	5,098	(4,849)
Accrued compensation	(9,518)	(4,417)
Accrued expenses	(674)	721
Deferred revenue	4,129	5,818
Operating leases	(551)	(452)
Net cash provided by operating activities	34,064	21,631
Cash flows from investing activities
Purchases of property and equipment	(3,533)	(5,261)
Purchases of investments	(44,412)	(34,329)
Maturities of investments	45,000	35,000
Net cash used in investing activities	(2,945)	(4,590)
Cash flows from financing activities
Repurchases of common stock	(16,540)	—
Net proceeds from exercise of options to purchase common stock	1,260	2,184
Net proceeds from employee stock purchase plan activity	391	241
Net cash provided by (used in) financing activities	(14,889)	2,425
Effect of foreign currency exchange rate changes	(674)	(55)
Net increase in cash and cash equivalents	15,556	19,411
Cash and cash equivalents at beginning of period	219,081	162,893
Cash and cash equivalents at end of period	$234,637	$182,304

See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.	6	Form 10-Q for the Quarterly Period ended March 31, 2024

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
This interim financial information has been prepared under the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and notes required by GAAP. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission (“SEC”). We have included all normal recurring adjustments considered necessary to provide a fair presentation of our financial position, results of operations, stockholders’ equity, and cash flows for the interim periods presented. Operating results for these interim periods are not necessarily indicative of the results to be expected for the full year.
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
Significant Accounting Policies
There were no material changes in our significant accounting policies during the three months ended March 31, 2024. See Note A to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC, for additional information regarding our significant accounting policies.
Accounting Pronouncements Recently Issued and Adopted

Standard	Date of Issuance	Description	Date of Adoption	Effect on the Financial Statements
ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures	November 2023	This amendment requires that an entity disclose significant segment expenses impacting profit and loss that are regularly provided to the chief operating decision maker.	2024	The adoption will result in additional disclosure in our Annual Report on Form 10-K for the year ended December 31, 2024.
ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures	December 2023	This amendment requires that an entity disclose specific categories in the effective tax rate reconciliation table as well as provide disclosure of disaggregated information related to income tax expense, income before income taxes, and income taxes paid.	2025	We are currently evaluating the adoption on our financial statements and anticipate the impact will result in additional disclosure.

SPS COMMERCE, INC.	7	Form 10-Q for the Quarterly Period ended March 31, 2024

NOTE B – Business Acquisitions
TIE Kinetix
Effective September 13, 2023, we acquired all of the outstanding equity ownership interests of TIE Kinetix Holding B.V. ("TIE Kinetix"), a leading provider of supply chain digitalization including EDI and e-invoicing in Europe and the United States ("U.S."). Pursuant to the definitive agreement, the purchase price was €63.9 million ($68.7 million at the September 13, 2023 exchange rate), net of cash acquired. The purchase accounting for the acquisition has not been finalized as of March 31, 2024; provisional amounts are primarily related to tax components. We expect to finalize the allocation of the purchase price within the one-year measurement period following the acquisition.
Purchase Price Allocation
We accounted for the acquisition as a business combination. We allocated the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

(in thousands)	Acquisition Date Estimated Fair Value as of September 30, 2023	Adjustment	Acquisition Date Estimated Fair Value as of March 31, 2024
Cash paid	$73,558	$—	$73,558

Estimated fair value of assets and liabilities acquired:
Cash	$4,859	$—	$4,859
Accounts receivable	1,347	(36)	1,311
Other assets	2,981	736	3,717
Intangible assets
Subscriber relationships	18,183	6,769	24,952
Developed technology	12,122	(2,773)	9,349
Current liabilities	(3,606)	(232)	(3,838)
Deferred revenue	(6,421)	—	(6,421)
Deferred income tax liabilities, net	(6,112)	(704)	(6,816)
Total fair value of assets and liabilities acquired	$23,353	$3,760	$27,113

Goodwill	$50,205	$(3,760)	$46,445
The following table summarizes the estimated useful lives for each acquired intangible asset:

Estimated Useful Life
Subscriber relationships	8.0 years
Developed technology	7.0 years
Other Acquisition Activity
On April 10, 2024, the Company entered into an Asset Purchase Agreement (the "Agreement") to acquire Vision33's SAP Business One SPS Integration Technology. Pursuant to the Agreement, the purchase price, denominated in Canadian dollars ("CAD"), was $5.8 million CAD ($4.3 million U.S. dollars ["USD"] at the Agreement date exchange rate), of which $4.5 million CAD ($3.3 million USD) was paid in cash at close, with the remainder payable in cash within two years, subject to certain closing conditions. Given the timing of the acquisition, the Company is currently in the process of determining the impact on its financial statements.

SPS COMMERCE, INC.	8	Form 10-Q for the Quarterly Period ended March 31, 2024

NOTE C – Revenue
We derive our revenues from the following revenue streams:

	Three Months Ended March 31,
(in thousands)	2024	2023
Recurring revenues:
Fulfillment	$121,853	$101,668
Analytics	14,014	12,370
Other	3,817	3,263
Recurring revenues	139,684	117,301
One-time revenues	9,892	8,567
Total revenue	$149,576	$125,868
Revenues are the amount that reflects the consideration we are contractually and legally entitled to, as well as the amount we expect to collect, in exchange for those services.
Revenue by Geographic Area
Domestic revenue, which we define as revenue that was attributable to customers based within the U.S., was as follows:

	Three Months Ended March 31,
	2024	2023
Domestic revenue	83%	84%
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
Set-up fees constitute a material renewal option right that provide customers a significant future incentive that would not be otherwise available to that customer unless they entered into the contract, as the set-up fees will not be incurred again upon contract renewal. As such, set-up fees and related costs are deferred and recognized ratably generally over two years which is the estimated period for which a material right is present for our customers.
The table below presents the activity of the portion of the deferred revenue liability relating to set-up fees:

SPS COMMERCE, INC.	9	Form 10-Q for the Quarterly Period ended March 31, 2024

	Three Months Ended March 31,
(in thousands)	2024	2023
Balance, beginning of period	$17,603	$14,999
Invoiced set-up fees	4,167	4,251
Recognized set-up fees	(4,352)	(3,963)
Balance, end of period	$17,418	$15,287
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
NOTE D – Deferred Costs
The deferred costs activity was as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Balance, beginning of period	$82,750	$70,179
Incurred deferred costs	21,930	18,234
Amortized deferred costs	(20,432)	(16,604)
Balance, end of period	$84,248	$71,809
NOTE E – Fair Value Measurements
Cash equivalents and investments, as measured at fair value on a recurring basis, consisted of the following:

		March 31, 2024			December 31, 2023
	Fair Value Level	Amortized Cost	Unrealized Gains (Losses), net	Fair Value	Amortized Cost	Unrealized Gains (Losses), net	Fair Value
(in thousands)
Cash equivalents:
Money market funds	Level 1	$169,948	$—	$169,948	$161,233	$—	$161,233
Investments:
Certificates of deposit	Level 1	6,523	—	6,523	6,805	—	6,805
Marketable securities:
Commercial paper	Level 2	49,133	518	49,651	48,860	694	49,554
		$225,604	$518	$226,122	$216,898	$694	$217,592

SPS COMMERCE, INC.	10	Form 10-Q for the Quarterly Period ended March 31, 2024

NOTE F – Allowance for Credit Losses
The allowance for credit losses activity, included in accounts receivable, net, was as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Balance, beginning of period	$3,320	$3,066
Provision for credit losses	1,408	1,206
Write-offs, net of recoveries	(1,139)	(1,055)
Balance, end of period	$3,589	$3,217
NOTE G – Property and Equipment, Net
Property and equipment, net consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Internally developed software	$63,495	$60,396
Computer equipment	34,510	34,402
Leasehold improvements	15,368	15,387
Office equipment and furniture	10,952	10,966
Property and equipment, cost	124,325	121,151
Less: accumulated depreciation and amortization	(89,354)	(85,108)
Total property and equipment, net	$34,971	$36,043

Property and equipment, net located at subsidiary and office locations outside of the U.S. was as follows:

	March 31, 2024	December 31, 2023
International property and equipment	16%	15%

SPS COMMERCE, INC.	11	Form 10-Q for the Quarterly Period ended March 31, 2024

NOTE H – Goodwill and Intangible Assets, Net
Goodwill
The activity in goodwill was as follows:

Three Months Ended March 31,
(in thousands)	2024
Balance, beginning of period	$249,176
Foreign currency translation	(2,062)
Remeasurement from provisional purchase accounting amount	1,699
Balance, end of period	$248,813
Intangible Assets
Intangible assets, net consisted of the following:

	March 31, 2024
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net	Weighted Average Remaining Amortization Period
Subscriber relationships	$102,042	$(35,000)	$(585)	$66,457	6.3 years
Developed technology	50,439	(17,360)	(247)	32,832	5.1 years
	$152,481	$(52,360)	$(832)	$99,289	5.9 years

	December 31, 2023
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net	Weighted Average Remaining Amortization Period
Subscriber relationships	$105,228	$(32,097)	$724	$73,855	6.6 years
Developed technology	48,843	(15,669)	315	33,489	5.0 years
	$154,071	$(47,766)	$1,039	$107,344	6.1 years
The estimated future annual amortization expense related to intangible assets is as follows:

(in thousands)
Remainder of 2024	$14,475
2025	17,930
2026	16,926
2027	16,452
2028	15,189
Thereafter	18,317
Total future amortization	$99,289

SPS COMMERCE, INC.	12	Form 10-Q for the Quarterly Period ended March 31, 2024

NOTE I – Commitments and Contingencies
Leases
The components of lease expense were as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Operating lease cost	$814	$798
Variable lease cost	954	928
	$1,768	$1,726
Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,203	$1,247
Supplemental balance sheet information related to operating leases was as follows:

	March 31, 2024	December 31, 2023
Weighted-average remaining lease term	2.9 years	3.1 years
Weighted-average discount rate	4.0%	4.0%
At March 31, 2024, our future minimum payments under operating leases were as follows:

(in thousands)
Remainder of 2024	$3,943
2025	4,414
2026	3,946
2027	1,298
Thereafter	124
Total future gross payments	$13,725
Less: imputed interest	(822)
Total operating lease liabilities	$12,903
Purchase Commitments
We have entered into separate noncancelable agreements with computing infrastructure, productivity software, customer relationship management, and performance and security data analytics vendors for services through 2026. At March 31, 2024, our remaining purchase commitments and estimated purchase timing were as follows:

(in thousands)
Remainder of 2024	$11,783
2025	14,187
2026	5,775
Total estimated future purchases	$31,745

SPS COMMERCE, INC.	13	Form 10-Q for the Quarterly Period ended March 31, 2024

NOTE J – Stockholders’ Equity
Share Repurchase Program
Our board of directors has authorized a program to repurchase our common stock. Details of the program and activity thereunder through March 31, 2024 were as follows:

(in thousands)	Effective Date	Expiration Date	Share Value Authorized for Repurchase	Share Value Repurchased	Unused & Expired Share Repurchase Value	Share Value Available for Future Repurchase
2022 Program	August 2022	July 2024	$50,000	$22,990	N/A	$27,010
Share repurchases are accounted for as the trade date occurs and are reflected in the condensed consolidated financial statements net of the costs incurred to acquire the shares. Share repurchases that have not yet settled in cash are included in accrued expenses in the condensed consolidated balance sheet. The share repurchase activity by period was as follows:

	Three Months Ended March 31,
(in thousands, except shares and per share amounts)	2024	2023
Number of shares repurchased	109,480	—
Total share repurchased cost	$20,000	$—
Average total cost per repurchased share	$182.68	$—
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
We recognize stock-based compensation expense based on grant date award fair value. This cost is recognized over the period for which the employee is required to provide service in exchange for the award or the award performance period, except for expenses relating to retirement-eligible employees. If retirement-eligible employees have not given their required notice, expense is recognized on a pro-rata basis over the notice period prior to retirement; if they have given their notice, expense is recognized over the notice period; if they have given their notice and completed the notice period, expense is recognized upon grant. At March 31, 2024, there were 12.3 million shares available for grant under approved equity compensation plans.
Stock-based compensation expense was allocated in the condensed consolidated statements of comprehensive income as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Cost of revenues	$4,082	$2,503
Operating expenses
Sales and marketing	4,444	2,423
Research and development	3,242	1,777
General and administrative	8,250	5,077
	$20,018	$11,780

SPS COMMERCE, INC.	14	Form 10-Q for the Quarterly Period ended March 31, 2024

Stock-based compensation expense by grant type or plan was as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Stock options	$497	$490
PSUs	2,445	3,926
RSUs & DSUs	15,491	6,062
RSAs	126	108
ESPP	721	589
401(k) stock match	738	605
	$20,018	$11,780
As of March 31, 2024, there was $83.7 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a primarily straight-line basis over a weighted average period of 2.8 years.
Stock Options
Our stock option activity was as follows:

	Three Months Ended March 31, 2024
	Options (#)	Weighted Average Exercise Price ($/share)
Outstanding, beginning of period	346,822	$80.02
Granted	26,717	196.67
Exercised	(25,947)	48.59
Forfeited	(131)	91.53
Outstanding, end of period	347,461	$91.34
Of the total outstanding options at March 31, 2024, 0.3 million were exercisable. The outstanding and exercisable options had a weighted average exercise price of $72.75 per share and a weighted average remaining contractual life of 3.1 years.
The weighted average grant date fair value of options granted during the three months ended March 31, 2024 was $67.30 per share. This was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Life (in years)	3.9
Volatility	36.4%
Dividend yield	—
Risk-free interest rate	4.3%
Performance Share Units, Restricted Stock Units and Awards, and Deferred Stock Units
In each of the quarters ended March 31, 2024, 2023, 2022, and 2021 we granted PSU awards with a target performance level. These awards are earned based upon our Company’s total shareholder return as compared to an indexed total shareholder return over the course of a fiscal based three-year performance period, starting in the year of grant. Earned awards vest in the quarter following the conclusion of the performance period. In the three months ended March 31, 2024, PSU awards granted in 2021 vested at the maximum performance level and 0.1 million shares of common stock were issued.

SPS COMMERCE, INC.	15	Form 10-Q for the Quarterly Period ended March 31, 2024

Activity for our PSUs, RSUs, RSAs, and DSUs in aggregate was as follows:

	Three Months Ended March 31, 2024
	#	Weighted Average Grant Date Fair Value ($/share)
Outstanding, beginning of period	773,414	$147.50
Granted	319,848	179.12
Vested and common stock issued	(310,823)	117.46
Forfeited	(549)	151.07
Outstanding, end of period	781,890	$172.37
The number of PSUs, RSUs, RSAs, and DSUs outstanding at March 31, 2024 included less than 0.1 million units that have vested, but the shares of common stock have not yet been issued, pursuant to the terms of the underlying agreements.
Employee Stock Purchase Plan
Our ESPP activity was as follows:

	Three Months Ended March 31,
(in thousands, except shares)	2024	2023
Amounts for shares purchased	$391	$241
Shares purchased	2,398	2,549
A total of 1.7 million shares of common stock are reserved for issuance under the plan at March 31, 2024.
The fair value was estimated based on the market price of our common stock at the beginning of the offering period using the following assumptions:

Life (in years)	0.5
Volatility	29.6%
Dividend yield	—
Risk-free interest rate	5.5%
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

SPS COMMERCE, INC.	16	Form 10-Q for the Quarterly Period ended March 31, 2024

NOTE M – Other Income and Expense
Other income, net included the following:

	Three Months Ended March 31,
(in thousands)	2024	2023
Investment income	$2,879	$1,127
Realized gain from foreign currency on cash and investments held	304	137
Other income (expense), net	(51)	12
Total other income, net	$3,132	$1,276
NOTE N – Net Income Per Share
The components and computation of basic and diluted net income per share were as follows:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2024	2023
Numerator
Net income	$18,003	$15,289
Denominator
Weighted average common shares outstanding, basic	37,049	36,427
Options to purchase common stock and ESPP	177	307
PSUs, RSUs, RSAs, and DSUs	460	421
Weighted average common shares outstanding, diluted	37,686	37,155
Net income per share
Basic	$0.49	$0.42
Diluted	$0.48	$0.41
The number of outstanding potential common shares that were excluded from the calculation of diluted net income per share as they were anti-dilutive was as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Anti-dilutive shares	145	108

SPS COMMERCE, INC.	17	Form 10-Q for the Quarterly Period ended March 31, 2024

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2023. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward looking statements regarding us, our business prospects and our results of operations are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Similarly, statements that describe our future plans, objectives or goals are also forward-looking. Forward-looking statements may also be made from time to time in oral presentations, including telephone conferences and/or webcasts open to the public. Shareholders, potential investors, and others are cautioned that all forward-looking statements involve risks and uncertainties that could cause results in future periods to differ materially from those anticipated by some of the statements made in this report, including the risks and uncertainties described under the heading “Risk Factors” appearing in our Annual Report on Form 10-K for the year ended December 31, 2023, as may be updated in our subsequent Quarterly Reports on Form 10-Q from time to time. We expressly disclaim any intent or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that advise interested parties of the risks and factors that may affect our business.
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
Key Financial Terms, Metrics and Non-GAAP Measures
We have several key financial terms, metrics, and non-GAAP measures as discussed in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
To supplement our condensed consolidated financial statements, we provide investors with Adjusted EBITDA, Adjusted EBITDA Margin, and non-GAAP income per share, all of which are non-GAAP financial measures. We believe that these non-GAAP financial measures provide useful information to our management, Board of Directors, and investors regarding certain financial and business trends relating to our financial condition and results of operations.
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
These non-GAAP financial measures should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP. These non-GAAP financial measures exclude significant expenses and income that are required by GAAP to be recorded in our condensed consolidated financial statements and are subject to inherent

SPS COMMERCE, INC.	18	Form 10-Q for the Quarterly Period ended March 31, 2024

limitations. Investors should review the reconciliations of non-GAAP financial measures to the comparable GAAP financial measures that are included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Results of Operations
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
The following table presents our results of operations for the periods indicated:

	Three Months Ended March 31,
	2024		2023		Change
($ in thousands)	$	% of revenue(1)	$	% of revenue(1)	$	%
Revenues	$149,576	100%	$125,868	100%	$23,708	19%
Cost of revenues	51,487	34	42,964	34	8,523	20
Gross profit	98,089	66	82,904	66	15,185	18
Operating expenses
Sales and marketing	36,432	24	29,083	23	7,349	25
Research and development	16,009	11	12,563	10	3,446	27
General and administrative	25,907	17	20,677	16	5,230	25
Amortization of intangible assets	4,338	3	3,851	3	487	13
Total operating expenses	82,686	55	66,174	53	16,512	25
Income from operations	15,403	10	16,730	13	(1,327)	(8)
Other income, net	3,132	2	1,276	1	1,856	145
Income before income taxes	18,535	12	18,006	14	529	3
Income tax expense	532	—	2,717	2	(2,185)	(80)
Net income	$18,003	12%	$15,289	12%	$2,714	18%

(1) Amounts in column may not foot due to rounding
Revenues - Revenues increased for the 93rd consecutive quarter. The increase in revenue period-over-period resulted from two primary factors: the increase in recurring revenue customers, which is driven primarily by continued business growth and by business acquisitions, and the increase in average recurring revenues per recurring revenue customer, which we also refer to as wallet share.
•The number of recurring revenue customers increased 5% to approximately 44,800 at March 31, 2024 from approximately 42,750 at March 31, 2023, primarily due to sales and marketing efforts to acquire new customers and recent acquisitions. New customers do not have a meaningful contribution to revenue at the beginning of their tenure as our customer, and therefore a majority of the increased revenue was generated from existing customers.
•Approximately 1,000 customers were added in September 2023 due to the acquisition of the existing customer base of TIE Kinetix.
•Wallet share increased 13% to approximately $12,450 for the three months ended March 31, 2024 from approximately $11,050 for the same period in 2023. This was primarily attributable to increased usage of our products by our recurring revenue customers.
Recurring revenues increased 19% to $139.7 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Recurring revenues accounted for 93% of our total revenues for the three months ended March 31, 2024 and 2023. We anticipate that the number of recurring revenue customers and wallet share will continue to increase as we execute our growth strategy focused on further penetration of our market.

SPS COMMERCE, INC.	19	Form 10-Q for the Quarterly Period ended March 31, 2024

Cost of Revenues - The increase in cost of revenues was primarily due to increased headcount, which resulted in an increase of $4.7 million in personnel-related costs, and an increase of $1.6 million in stock-based compensation.
Sales and Marketing Expenses - The increase in sales and marketing expense was primarily due to increased headcount, which resulted in an increase of $4.2 million in personnel-related costs, and an increase of $2.0 million in stock-based compensation.
Research and Development Expenses - The increase in research and development expense was primarily due to increased headcount, which resulted in an increase of $1.5 million in personnel-related costs, and an increase of $1.5 million in stock-based compensation.
General and Administrative Expenses - The increase in general and administrative expense was primarily due to increased headcount, which resulted in an increase of $1.6 million in personnel-related costs, and an increase of $3.2 million in stock-based compensation.
Amortization of Intangible Assets - No significant changes.
Other Income, Net - The increase was primarily due to increased investment income from favorable interest rates.
Income Tax Expense - The decrease in income tax expense was primarily driven by an increase in the excess tax benefits due to the current period equity award settlements and an increase in deductible compensation. Excess tax benefits generated upon the settlement or exercise of stock awards are recognized as a reduction to income tax expense and, as a result, we expect that our annual effective income tax rate will fluctuate.
Adjusted EBITDA - Adjusted EBITDA consists of net income adjusted for income tax expense, depreciation and amortization expense, stock-based compensation expense, realized gain or loss from foreign currency on cash and investments held, investment income, and other adjustments as necessary for a fair presentation. Net income is the comparable GAAP measure of financial performance.
The following table provides a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net income	$18,003	$15,289
Income tax expense	532	2,717
Depreciation and amortization of property and equipment	4,694	4,626
Amortization of intangible assets	4,338	3,851
Stock-based compensation expense	20,018	11,780
Realized gain from foreign currency on cash and investments held	(304)	(137)
Investment income	(2,879)	(1,127)
Adjusted EBITDA	$44,402	$36,999

SPS COMMERCE, INC.	20	Form 10-Q for the Quarterly Period ended March 31, 2024

Adjusted EBITDA Margin - Adjusted EBITDA Margin consists of Adjusted EBITDA divided by revenue. Margin, the comparable GAAP measure of financial performance, consists of net income divided by revenue.
The following table provides a comparison of Margin to Adjusted EBITDA Margin:

	Three Months Ended March 31,
(in thousands, except Margin and Adjusted EBITDA Margin)	2024	2023
Revenue	$149,576	$125,868

Net income	18,003	15,289
Margin	12%	12%

Adjusted EBITDA	44,402	36,999
Adjusted EBITDA Margin	30%	29%

SPS COMMERCE, INC.	21	Form 10-Q for the Quarterly Period ended March 31, 2024

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
The following table provides a reconciliation of net income per share to non-GAAP income per share:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2024	2023
Net income	$18,003	$15,289
Stock-based compensation expense	20,018	11,780
Amortization of intangible assets	4,338	3,851
Realized gain from foreign currency on cash and investments held	(304)	(137)
Income tax effects of adjustments	(9,554)	(5,909)
Non-GAAP income	$32,501	$24,874

Shares used to compute net income and non-GAAP income per share
Basic	37,049	36,427
Diluted	37,686	37,155

Net income per share, basic	$0.49	$0.42
Non-GAAP adjustments to net income per share, basic	0.39	0.26
Non-GAAP income per share, basic	$0.88	$0.68

Net income per share, diluted	$0.48	$0.41
Non-GAAP adjustments to net income per share, diluted	0.38	0.26
Non-GAAP income per share, diluted	$0.86	$0.67

SPS COMMERCE, INC.	22	Form 10-Q for the Quarterly Period ended March 31, 2024

Critical Accounting Policies and Estimates
This discussion of our financial condition and results of operations is based upon our condensed consolidated financial statements, which are prepared in accordance with GAAP and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The preparation of these condensed consolidated financial statements requires us to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. On an ongoing basis, we evaluate our estimates, judgments, and assumptions. We base our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe to be reasonable. Our actual results may differ from these estimates under different assumptions or conditions.
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
During the three months ended March 31, 2024, there were no changes in our critical accounting policies or estimates. For additional information regarding our critical accounting policies and estimates, see the discussion under "Critical Accounting Policies and Estimates" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC.
Liquidity and Capital Resources
Sources of Liquidity
As of March 31, 2024, our principal sources of liquidity were cash and cash equivalents and short-term investments totaling $290.8 million and net accounts receivable of $52.1 million. Our investments are selected in accordance with our investment policy, with a goal to preserve principal, provide liquidity, and maximize income consistent with minimizing risk of material loss. Our cash equivalents and short-term investments are held in highly liquid money market funds, certificates of deposits, and commercial paper.
Statements of Cash Flows Summary
The summary of activity within the condensed consolidated statements of cash flows was as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash provided by operating activities	$34,064	$21,631
Net cash used in investing activities	(2,945)	(4,590)
Net cash provided by (used in) financing activities	(14,889)	2,425
Operating Activities
The increase in cash provided by operating activities from the three months ended March 31, 2023 to the three months ended March 31, 2024 was primarily due to an increase in net income as adjusted for non-cash expenses, of $8.9 million, driven by continued growth in revenue, as partially offset by growth in cash paid for expenses to operate the growing business. Additionally, fluctuations in operating assets and liabilities resulted in an increase of $3.6 million, driven by changes in the amount and timing of settlements and general growth of the business.
Investing Activities
The decrease in cash used in investing activities from the three months ended March 31, 2023 to the three months ended March 31, 2024 was primarily due to a decrease in cash used to purchase property and equipment of $1.7 million year-over-year.

SPS COMMERCE, INC.	23	Form 10-Q for the Quarterly Period ended March 31, 2024

Financing Activities
Given our financing activities are not a direct result of servicing our customers, the increase in cash used in financing activities from the three months ended March 31, 2023 to the three months ended March 31, 2024 was primarily due to an increase in cash used for share repurchases of $16.5 million year-over-year to continue to deliver shareholder value.
Contractual and Commercial Commitment Summary
Our contractual obligations and commercial commitments as of March 31, 2024 are summarized below:

	Payments Due by Period
(in thousands)	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Operating lease obligations, including imputed interest	$4,828	$8,456	$373	$68	$13,725
Purchase commitments	14,673	17,072	—	—	31,745
Total	$19,501	$25,528	$373	$68	$45,470
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
Inflation and changing prices did not have a material effect on our business during the three months ended March 31, 2024 and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

SPS COMMERCE, INC.	24	Form 10-Q for the Quarterly Period ended March 31, 2024

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
We did not have any variable interest rate outstanding debt as of March 31, 2024. Therefore, we do not have any material risk to interest rate fluctuations.
Foreign Currency Exchange Risk
Due to international operations, we have revenue, expenses, assets, and liabilities that are denominated in currencies other than the U.S. dollar, primarily the Australian dollar, Canadian dollar, and Euro. Our consolidated balance sheet, results of operations, and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. Our predominate exposure to foreign currency exchange rates are due to non-monetary assets held in currencies other than the U.S. dollar, and thus fluctuations in currencies primarily result in comprehensive income(loss), not net income(loss).
Our sales are primarily denominated in U.S. dollars. Our expenses are generally denominated in the local currencies in which our operations are located. As of March 31, 2024, we maintained 9% of our total cash and cash equivalents and investments in foreign currencies.
We believe that a hypothetical 10% change in foreign currency exchange rates or an inability to access foreign funds would not materially affect our ability to meet our operational needs or result in a material foreign currency impact classified within net income(loss).
We have not used any forward contracts or currency borrowings to hedge our exposure to foreign currency exchange risk, although we may do so in the future.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
In September 2023, we acquired the TIE Kinetix business. Pursuant to the SEC’s general guidance that the assessment of a recently acquired business' internal control over financial reporting may be omitted in the year of acquisition, the scope of our most recent assessment did not include TIE Kinetix. We are currently in the process of incorporating internal controls specific to TIE Kinetix that we believe are appropriate and necessary to consolidate and report upon our financial results.
Excluding net intangible assets and goodwill, TIE Kinetix represented less than 5% of our consolidated assets as of March 31, 2024 and less than 5% of our consolidated revenues for the three months ended March 31, 2024.

SPS COMMERCE, INC.	25	Form 10-Q for the Quarterly Period ended March 31, 2024

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
Item 1A.    Risk Factors
There have been no material changes in our risk factors from those disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(c) Share Repurchases

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (1)
January 1 - 31, 2024	—	$—	—	$47,008,000
February 1 - 29, 2024	—	—	—	47,008,000
March 1 - 31, 2024	109,480	182.66	109,480	27,010,000
Total	109,480	$182.66	109,480	$27,010,000
For more information regarding our share repurchase programs, refer to Note J to our condensed consolidated financial statements, included in Part I of this Quarterly Report on Form 10-Q.
(1) On July 26, 2022 (announced July 27, 2022), our board of directors authorized a program to repurchase up to $50.0 million of our common stock, excluding costs to obtain. Under the program, purchases may be made from time to time in the open market or in privately negotiated purchases, or both. The share repurchase program became effective August 26, 2022 and expires on July 26, 2024.
Item 3.    Defaults Upon Senior Securities
Not Applicable.
Item 4.    Mine Safety Disclosures
Not Applicable.

SPS COMMERCE, INC.	26	Form 10-Q for the Quarterly Period ended March 31, 2024

Item 5.    Other Information
Insider Adoption or Termination of Trading Arrangements
During the three months ended March 31, 2024, the following directors and officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted written plans for the sale of our securities that are intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act:

Name	Title	Adoption Date	Earliest Sale Date	Expiration or Termination Date	Aggregate Number of Shares of the Company's Common Stock to be Sold(1)
Philip Soran	Director	March 14, 2024	June 13, 2024	May 28, 2025	6,570
(1) The number of shares is the maximum number of shares to be sold but the actual activity may be lower. Transaction(s) may be contingent upon future events such as performance factors, tax withholding obligations, and/or future market price(s).

There were no other Rule 10b5-1(c) trading arrangements or non-Rule 10b5-1(c) trading arrangements adopted, modified or terminated by the Company's officers and directors during the three months ended March 31, 2024.
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

104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL.

SPS COMMERCE, INC.	27	Form 10-Q for the Quarterly Period ended March 31, 2024

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 25, 2024	SPS COMMERCE, INC.

/s/ KIMBERLY NELSON
Kimberly Nelson
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

SPS COMMERCE, INC.	28	Form 10-Q for the Quarterly Period ended March 31, 2024