Form 10-Q
period 2024-06-30
SPS COMMERCE INC
filed 2024-07-25
CIK 1092699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding at July 18, 2024 was 37,095,836 shares.

SPS COMMERCE, INC.
QUARTERLY REPORT ON FORM 10-Q
Unless the context otherwise requires, for purposes of the Quarterly Report on Form 10-Q, the words “we,” “us,” “our,” the “Company,” “SPS,” and “SPS Commerce” refer to SPS Commerce, Inc.

SPS COMMERCE, INC.	2	Form 10-Q for the Quarterly Period ended June 30, 2024

PART I. – FINANCIAL INFORMATION
Item 1. Financial Statements
SPS COMMERCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except shares)	June 30, 2024	December 31, 2023
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$240,232	$219,081
Short-term investments	31,554	56,359
Accounts receivable	59,355	50,160
Allowance for credit losses	(3,958)	(3,320)
Accounts receivable, net	55,397	46,840
Deferred costs	64,318	62,403
Other assets	15,437	16,758
Total current assets	406,938	401,441
Property and equipment, net	35,083	36,043
Operating lease right-of-use assets	7,076	7,862
Goodwill	268,872	249,176
Intangible assets, net	107,519	107,344
Other assets
Deferred costs, non-current	20,610	20,347
Deferred income tax assets	7,347	505
Other assets, non-current	1,076	1,126
Total assets	$854,521	$823,844
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,877	$7,420
Accrued compensation	32,236	41,588
Accrued expenses	9,446	8,014
Deferred revenue	76,393	69,187
Operating lease liabilities	4,594	4,460
Total current liabilities	128,546	130,669
Other liabilities
Deferred revenue, non-current	7,111	6,930
Operating lease liabilities, non-current	7,751	9,569
Deferred income tax liabilities	7,012	8,972
Other liabilities, non-current	680	229
Total liabilities	151,100	156,369
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 110,000,000 shares authorized; 39,419,726 and 38,971,146 shares issued; and 37,086,627 and 36,820,048 shares outstanding, respectively	39	39
Treasury stock, at cost; 2,333,099 and 2,151,098 shares, respectively	(162,187)	(128,892)
Additional paid-in capital	574,842	537,061
Retained earnings	295,080	259,045
Accumulated other comprehensive gain (loss)	(4,353)	222
Total stockholders’ equity	703,421	667,475
Total liabilities and stockholders’ equity	$854,521	$823,844
See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.	3	Form 10-Q for the Quarterly Period ended June 30, 2024

SPS COMMERCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts) (unaudited)	2024	2023	2024	2023
Revenues	$153,596	$130,416	$303,172	$256,284
Cost of revenues	52,018	44,544	103,505	87,508
Gross profit	101,578	85,872	199,667	168,776
Operating expenses
Sales and marketing	35,691	30,349	72,123	59,433
Research and development	14,366	13,318	30,375	25,880
General and administrative	23,516	21,693	49,423	42,369
Amortization of intangible assets	4,840	3,479	9,178	7,330
Total operating expenses	78,413	68,839	161,099	135,012
Income from operations	23,165	17,033	38,568	33,764
Other income, net	4,056	1,882	7,188	3,157
Income before income taxes	27,221	18,915	45,756	36,921
Income tax expense	9,189	4,233	9,721	6,950
Net income	$18,032	$14,682	$36,035	$29,971

Other comprehensive income (expense)
Foreign currency translation adjustments	(901)	1,615	(4,218)	1,520
Unrealized gain on investments, net of tax of $164, $136, $335 and $269, respectively	491	408	1,004	806
Reclassification of gain on investments into earnings, net of tax of $(238), $(127), $(454) and $(252), respectively	(715)	(381)	(1,361)	(757)
Total other comprehensive income (expense)	(1,125)	1,642	(4,575)	1,569
Comprehensive income	$16,907	$16,324	$31,460	$31,540

Net income per share
Basic	$0.49	$0.40	$0.97	$0.82
Diluted	$0.48	$0.39	$0.96	$0.80

Weighted average common shares used to compute net income per share
Basic	37,078	36,593	37,063	36,511
Diluted	37,683	37,426	37,690	37,327
See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.	4	Form 10-Q for the Quarterly Period ended June 30, 2024

SPS COMMERCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands, except shares) (unaudited)	Shares	Amount	Shares	Amount
Balances, March 31, 2023	36,532,756	$39	2,151,098	$(128,892)	$489,716	$208,510	$(3,484)	$565,889
Stock-based compensation	—	—	—	—	12,237	—	—	12,237
Shares issued pursuant to stock awards	78,387	—	—	—	2,636	—	—	2,636
Employee stock purchase plan activity	35,676	—	—	—	3,895	—	—	3,895
Net income	—	—	—	—	—	14,682	—	14,682
Foreign currency translation adjustments	—	—	—	—	—	—	1,615	1,615
Unrealized gain on investments, net of tax	—	—	—	—	—	—	408	408
Reclassification of gain on investments into earnings, net of tax	—	—	—	—	—	—	(381)	(381)
Balances, June 30, 2023	36,646,819	$39	2,151,098	$(128,892)	$508,484	$223,192	$(1,842)	$600,981

Balances, March 31, 2024	37,049,001	$39	2,260,578	$(148,892)	$557,998	$277,048	$(3,228)	$682,965
Stock-based compensation	—	—	—	—	10,793	—	—	10,793
Shares issued pursuant to stock awards	79,962	—	—	—	1,054	—	—	1,054
Employee stock purchase plan activity	30,185	—	—	—	4,828	—	—	4,828
Repurchases of common stock, net of costs	(95,395)	—	95,395	(17,483)	—	—	—	(17,483)
Reissuances of treasury stock	22,874	—	(22,874)	4,188	169	—	—	4,357
Net income	—	—	—	—	—	18,032	—	18,032
Foreign currency translation adjustments	—	—	—	—	—	—	(901)	(901)
Unrealized gain on investments, net of tax	—	—	—	—	—	—	491	491
Reclassification of gain on investments into earnings, net of tax	—	—	—	—	—	—	(715)	(715)
Balances, June 30, 2024	37,086,627	$39	2,333,099	$(162,187)	$574,842	$295,080	$(4,353)	$703,421

SPS COMMERCE, INC.	5	Form 10-Q for the Quarterly Period ended June 30, 2024

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Total Stockholders' Equity
(in thousands, except shares) (unaudited)	Shares	Amount	Shares	Amount
Balances, December 31, 2022	36,158,046	$38	2,151,098	$(128,892)	$476,117	$193,221	$(3,411)	$537,073
Stock-based compensation	—	—	—	—	23,412	—	—	23,412
Shares issued pursuant to stock awards	450,548	1	—	—	4,819	—	—	4,820
Employee stock purchase plan activity	38,225	—	—	—	4,136	—	—	4,136
Net income	—	—	—	—	—	29,971	—	29,971
Foreign currency translation adjustments	—	—	—	—	—	—	1,520	1,520
Unrealized gain on investments, net of tax	—	—	—	—	—	—	806	806
Reclassification of gain on investments into earnings, net of tax	—	—	—	—	—	—	(757)	(757)
Balances, June 30, 2023	36,646,819	$39	2,151,098	$(128,892)	$508,484	$223,192	$(1,842)	$600,981

Balances, December 31, 2023	36,820,048	$39	2,151,098	$(128,892)	$537,061	$259,045	$222	$667,475
Stock-based compensation	—	—	—	—	30,078	—	—	30,078
Shares issued pursuant to stock awards	415,997	—	—	—	2,315	—	—	2,315
Employee stock purchase plan activity	32,583	—	—	—	5,219	—	—	5,219
Repurchases of common stock, net of costs	(204,875)	—	204,875	(37,483)	—	—	—	(37,483)
Reissuances of treasury stock	22,874	—	(22,874)	4,188	169	—	—	4,357
Net income	—	—	—	—	—	36,035	—	36,035
Foreign currency translation adjustments	—	—	—	—	—	—	(4,218)	(4,218)
Unrealized gain on investments, net of tax	—	—	—	—	—	—	1,004	1,004
Reclassification of gain on investments into earnings, net of tax	—	—	—	—	—	—	(1,361)	(1,361)
Balances, June 30, 2024	37,086,627	$39	2,333,099	$(162,187)	$574,842	$295,080	$(4,353)	$703,421
See accompanying notes to these condensed consolidated financial statements..

SPS COMMERCE, INC.	6	Form 10-Q for the Quarterly Period ended June 30, 2024

SPS COMMERCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(in thousands) (unaudited)	2024	2023
Cash flows from operating activities
Net income	$36,035	$29,971
Reconciliation of net income to net cash provided by operating activities
Deferred income taxes	(8,172)	(8,654)
Depreciation and amortization of property and equipment	9,377	9,289
Amortization of intangible assets	9,178	7,330
Provision for credit losses	3,646	2,491
Stock-based compensation	31,512	24,661
Other, net	(907)	1,143
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable	(11,407)	(9,937)
Deferred costs	(1,996)	(5,136)
Other assets and liabilities	1,899	3,614
Accounts payable	(1,450)	(4,414)
Accrued compensation	(10,763)	(2,910)
Accrued expenses	1,489	(728)
Deferred revenue	5,965	9,909
Operating leases	(900)	(959)
Net cash provided by operating activities	63,506	55,670
Cash flows from investing activities
Purchases of property and equipment	(8,592)	(9,769)
Purchases of investments	(78,994)	(68,579)
Maturities of investments	105,000	60,000
Acquisition of businesses, net	(29,343)	—
Net cash used in investing activities	(11,929)	(18,348)
Cash flows from financing activities
Repurchases of common stock	(37,483)	—
Net proceeds from exercise of options to purchase common stock	2,314	4,819
Net proceeds from employee stock purchase plan activity	5,219	4,136
Net cash provided by (used in) financing activities	(29,950)	8,955
Effect of foreign currency exchange rate changes	(476)	94
Net increase in cash and cash equivalents	21,151	46,371
Cash and cash equivalents at beginning of period	219,081	162,893
Cash and cash equivalents at end of period	$240,232	$209,264

See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.	7	Form 10-Q for the Quarterly Period ended June 30, 2024

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
Significant Accounting Policies
There were no material changes in our significant accounting policies during the six months ended June 30, 2024. See Note A to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC, for additional information regarding our significant accounting policies.
Accounting Pronouncements Recently Issued and Adopted

Standard	Date of Issuance	Description	Date of Adoption	Effect on the Financial Statements
ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures	November 2023	This amendment requires that an entity disclose significant segment expenses impacting profit and loss that are regularly provided to the chief operating decision maker.	2024	The adoption will result in additional disclosure in our Annual Report on Form 10-K for the year ended December 31, 2024.
ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures	December 2023	This amendment requires that an entity disclose specific categories in the effective tax rate reconciliation table as well as provide disclosure of disaggregated information related to income tax expense, income before income taxes, and income taxes paid.	2025	We are currently evaluating the adoption on our financial statements and anticipate the impact will result in additional disclosure.

SPS COMMERCE, INC.	8	Form 10-Q for the Quarterly Period ended June 30, 2024

NOTE B – Business Acquisitions
Traverse Systems
Effective May 8, 2024, we entered into an asset purchase agreement to acquire certain assets of Traverse Systems LLC ("Traverse Systems"), an industry-leading provider in retailer supply chain performance and vendor management. Total consideration transferred at close was $29.4 million, subject to customary post-close adjustments, which was comprised of $25.0 million paid in cash and 22,874 shares of SPS common stock (valued at $4.4 million, determined based on the opening price of SPS common stock at acquisition date). The shares were issued from SPS treasury shares, see Note J - Stockholders' Equity for further detail on the treasury share reissuance.
We accounted for the acquisition as a business combination. We allocated the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. Assets acquired primarily comprised of subscriber relationships and developed technology intangible assets, totaling $7.7 million and $3.6 million of estimated fair value, respectively, and $18.4 million was allocated to goodwill based on preliminary measurement. The remainder of the consideration transferred was allocated to net assets acquired other than the intangible assets. The purchase accounting for the acquisition has not been finalized as of June 30, 2024; provisional amounts are primarily related to intangible assets. We will finalize the allocation of the purchase price within the one-year measurement period following the acquisition. The goodwill associated with the acquisition is deductible for income tax purposes.
TIE Kinetix
Effective September 13, 2023, we acquired all of the outstanding equity ownership interests of TIE Kinetix Holding B.V. ("TIE Kinetix"), a leading provider of supply chain digitalization including EDI and e-invoicing in Europe and the United States ("U.S."). Pursuant to the definitive agreement, the purchase price was €63.9 million ($68.7 million at the September 13, 2023 exchange rate), net of cash acquired. The purchase accounting for the acquisition was finalized as of June 30, 2024. The goodwill associated with the acquisition is not deductible for income tax purposes.
Purchase Price Allocation
We accounted for the acquisition as a business combination. We allocated the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date.
The following table presents the purchase consideration and fair values of acquired assets and liabilities recorded in the Company's condensed consolidated balance sheet as of the acquisition date:

(in thousands)
Cash paid	$73,558

Estimated fair value of assets and liabilities acquired:
Cash	$4,859
Accounts receivable	1,311
Other assets	3,717
Intangible assets
Subscriber relationships	24,952
Developed technology	9,349
Current liabilities	(3,838)
Deferred revenue	(6,421)
Deferred income tax liabilities, net	(6,791)
Total fair value of assets and liabilities acquired	$27,138

Goodwill	$46,420

SPS COMMERCE, INC.	9	Form 10-Q for the Quarterly Period ended June 30, 2024

The following table summarizes the estimated useful lives for each acquired intangible asset:

Estimated Useful Life
Subscriber relationships	8.0 years
Developed technology	7.0 years
Other Acquisition Activity
Effective April 10, 2024, the Company entered into an asset purchase agreement to acquire Vision33's SAP Business One SPS Integration Technology. Pursuant to the definitive agreement, the purchase price, denominated in Canadian dollars ("CAD"), was $5.8 million CAD ($4.3 million U.S. dollars ["USD"] at the Agreement date exchange rate), of which $4.5 million CAD ($3.3 million USD) was paid in cash at close, with the remainder payable in cash within two years, subject to certain closing conditions. Assets acquired were primarily comprised of developed technology and subscriber relationships, totaling $1.7 million USD and $0.4 million USD of estimated fair value, respectively. The remainder of the consideration transferred, $2.2 million USD, was allocated to goodwill. The goodwill associated with the acquisition is deductible for income tax purposes.
NOTE C – Revenue
We derive our revenues from the following revenue streams:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Recurring revenues:
Fulfillment	$125,512	$105,500	$247,365	$207,169
Analytics	13,510	12,709	27,524	25,079
Other	4,959	3,314	8,776	6,576
Recurring revenues	143,981	121,523	283,665	238,824
One-time revenues	9,615	8,893	19,507	17,460
Total revenue	$153,596	$130,416	$303,172	$256,284
Revenues are the amount that reflects the consideration we are contractually and legally entitled to, as well as the amount we expect to collect, in exchange for those services.
Revenue by Geographic Area
Domestic revenue, which we define as revenue that was attributable to customers based within the U.S., was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Domestic revenue	83%	84%	83%	84%
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

SPS COMMERCE, INC.	10	Form 10-Q for the Quarterly Period ended June 30, 2024

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
The table below presents the activity of the portion of the deferred revenue liability relating to set-up fees:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Balance, beginning of period	$17,418	$15,287	$17,603	$14,999
Invoiced set-up fees	5,353	5,739	9,520	9,990
Recognized set-up fees	(4,411)	(4,048)	(8,763)	(8,011)
Balance, end of period	$18,360	$16,978	$18,360	$16,978
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
NOTE D – Deferred Costs
The deferred costs activity was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Balance, beginning of period	$84,248	$71,809	$82,750	$70,179
Incurred deferred costs	23,022	19,304	44,952	37,538
Amortized deferred costs	(22,342)	(15,858)	(42,774)	(32,462)
Balance, end of period	$84,928	$75,255	$84,928	$75,255

SPS COMMERCE, INC.	11	Form 10-Q for the Quarterly Period ended June 30, 2024

NOTE E – Fair Value Measurements
Cash equivalents and investments, as measured at fair value on a recurring basis, consisted of the following:

	June 30, 2024				December 31, 2023
	Fair Value Level	Amortized Cost	Unrealized Gains (Losses), net	Fair Value	Fair Value Level	Amortized Cost	Unrealized Gains (Losses), net	Fair Value
(in thousands)
Cash equivalents:
Money market funds	Level 1	$187,559	$—	$187,559	Level 1	$161,233	$—	$161,233
Investments:
Certificates of deposit	Level 2	6,666	—	6,666	Level 1	6,805	—	6,805
Marketable securities:
Commercial paper	Level 2	24,669	219	24,888	Level 2	48,860	694	49,554
		$218,894	$219	$219,113		$216,898	$694	$217,592

NOTE F – Allowance for Credit Losses
The allowance for credit losses activity, included in accounts receivable, net, was as follows:

	Six Months Ended June 30,
(in thousands)	2024	2023
Balance, beginning of period	$3,320	$3,066
Provision for credit losses	3,646	2,491
Write-offs, net of recoveries	(3,008)	(2,457)
Balance, end of period	$3,958	$3,100
NOTE G – Property and Equipment, Net
Property and equipment, net consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023
Internally developed software	$64,731	$60,396
Computer equipment	35,205	34,402
Leasehold improvements	15,363	15,387
Office equipment and furniture	10,883	10,966
Property and equipment, cost	126,182	121,151
Less: accumulated depreciation and amortization	(91,099)	(85,108)
Total property and equipment, net	$35,083	$36,043

Property and equipment, net located at subsidiary and office locations outside of the U.S. was as follows:

	June 30, 2024	December 31, 2023
International property and equipment	17%	15%

SPS COMMERCE, INC.	12	Form 10-Q for the Quarterly Period ended June 30, 2024

NOTE H – Goodwill and Intangible Assets, Net
Goodwill
The activity in goodwill was as follows:

(in thousands)	Six Months Ended June 30, 2024
Balance, beginning of period	$249,176
Addition from business acquisitions	20,564
Foreign currency translation	(2,685)
Remeasurement from provisional purchase accounting amount	1,817
Balance, end of period	$268,872
Intangible Assets
Intangible assets, net consisted of the following:

	June 30, 2024
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net	Weighted Average Remaining Amortization Period
Subscriber relationships	$109,923	$(37,983)	$(851)	$71,089	6.5 years
Developed technology	56,018	(19,217)	(371)	36,430	5.1 years
	$165,941	$(57,200)	$(1,222)	$107,519	6.0 years

	December 31, 2023
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net	Weighted Average Remaining Amortization Period
Subscriber relationships	$105,228	$(32,097)	$724	$73,855	6.6 years
Developed technology	48,843	(15,669)	315	33,489	5.0 years
	$154,071	$(47,766)	$1,039	$107,344	6.1 years
The estimated future annual amortization expense related to intangible assets is as follows:

(in thousands)
Remainder of 2024	$9,908
2025	19,689
2026	18,685
2027	18,211
2028	16,873
Thereafter	24,153
Total future amortization	$107,519

SPS COMMERCE, INC.	13	Form 10-Q for the Quarterly Period ended June 30, 2024

NOTE I – Commitments and Contingencies
Leases
The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Operating lease cost	$798	$779	$1,612	$1,578
Variable lease cost	965	950	1,919	1,878
	$1,763	$1,729	$3,531	$3,456
Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30,
(in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,423	$1,329
Right-of-use assets obtained in exchange for operating lease liabilities	533	268
Supplemental balance sheet information related to operating leases was as follows:

	June 30, 2024	December 31, 2023
Weighted-average remaining lease term	2.8 years	3.1 years
Weighted-average discount rate	4.1%	4.0%
At June 30, 2024, our future minimum payments under operating leases were as follows:

(in thousands)
Remainder of 2024	$3,047
2025	4,307
2026	4,082
2027	1,435
Thereafter	222
Total future gross payments	$13,093
Less: imputed interest	(748)
Total operating lease liabilities	$12,345
Purchase Commitments
We have entered into separate noncancelable agreements with computing infrastructure, productivity software, customer relationship management, and performance and security data analytics vendors for services through 2026. At June 30, 2024, our remaining purchase commitments and estimated purchase timing were as follows:

(in thousands)
Remainder of 2024	$5,779
2025	14,187
2026	5,244
Total estimated future purchases	$25,210

SPS COMMERCE, INC.	14	Form 10-Q for the Quarterly Period ended June 30, 2024

NOTE J – Stockholders’ Equity
Share Repurchase Programs
Our board of directors has authorized a program to repurchase our common stock. Details of the program and activity thereunder through June 30, 2024 were as follows:

(in thousands)	Effective Date	Expiration Date	Share Value Authorized for Repurchase	Share Value Repurchased	Unused & Expired Share Repurchase Value	Share Value Available for Future Repurchase
2022 Program	August 2022	July 2024	$50,000	$40,471	N/A	$9,529
Share repurchases are accounted for as the trade date occurs and are reflected in the condensed consolidated financial statements net of the costs incurred to acquire the shares. Share repurchases that have not yet settled in cash are included in accrued expenses in the condensed consolidated balance sheet. The share repurchase activity by period was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except shares and per share amounts)	2024	2023	2024	2023
Number of shares repurchased	95,395	—	204,875	—
Total share repurchased cost	$17,483	$—	$37,483	$—
Average total cost per repurchased share	$183.27	$—	$182.96	$—
On July 24, 2024 (announced July 25, 2024), our board of directors authorized a program to repurchase up to $100.0 million of our common stock, excluding costs to obtain. Under the program, purchases may be made from time to time in the open market or in privately negotiated purchases, or both. The share repurchase program will become effective August 23, 2024 and expires on July 24, 2026.
Treasury Stock Reissuance
In connection with the acquisition of Traverse Systems, the Company re-issued treasury shares as part of the purchase consideration (see Note B – Business Combinations for further information). Treasury stock reissuances are accounted for using the specific identification method, with gains (or losses to the extent of previously recognized gains) recognized in additional paid-in capital and any remaining loss recorded in retained earnings.
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
We recognize stock-based compensation expense based on grant date award fair value. This cost is recognized over the period for which the employee is required to provide service in exchange for the award or the award performance period, except for expenses relating to retirement-eligible employees. If retirement-eligible employees have not given their required notice, expense is recognized on a pro-rata basis over the notice period prior to retirement; if they have given their notice, expense is recognized over the notice period; if they have given their notice and completed the notice period, expense is recognized upon grant. At June 30, 2024, there were 12.3 million shares available for grant under approved equity compensation plans.

SPS COMMERCE, INC.	15	Form 10-Q for the Quarterly Period ended June 30, 2024

Stock-based compensation expense was allocated in the condensed consolidated statements of comprehensive income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Cost of revenues	$2,730	$2,586	$6,812	$5,089
Operating expenses
Sales and marketing	2,512	2,528	6,956	4,951
Research and development	1,820	1,812	5,062	3,589
General and administrative	4,432	5,955	12,682	11,032
	$11,494	$12,881	$31,512	$24,661
Stock-based compensation expense by grant type or plan was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Stock options	$506	$494	$1,003	$985
PSUs	2,445	3,499	4,890	7,424
RSUs & DSUs	6,952	7,381	22,443	13,443
RSAs	89	115	215	223
ESPP	802	748	1,523	1,337
401(k) stock match	700	644	1,438	1,249
	$11,494	$12,881	$31,512	$24,661
As of June 30, 2024, there was $74.8 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a primarily straight-line basis over a weighted average period of 2.6 years.
Stock Options
Our stock option activity was as follows:

	Six Months Ended June 30, 2024
	Options (#)	Weighted Average Exercise Price ($/share)
Outstanding, beginning of period	346,822	$80.02
Granted	33,930	196.37
Exercised	(48,400)	47.83
Forfeited	(760)	167.08
Outstanding, end of period	331,592	$96.43
Of the total outstanding options at June 30, 2024, 0.3 million were exercisable. The outstanding and exercisable options had a weighted average exercise price of $77.15 per share and a weighted average remaining contractual life of 3.0 years.

SPS COMMERCE, INC.	16	Form 10-Q for the Quarterly Period ended June 30, 2024

The weighted average grant date fair value of options granted during the six months ended June 30, 2024 was $69.86 per share. This was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Life (in years)	4.1
Volatility	36.7%
Dividend yield	—
Risk-free interest rate	4.3%
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
Activity for our PSUs, RSUs, RSAs, and DSUs in aggregate was as follows:

	Six Months Ended June 30, 2024
	#	Weighted Average Grant Date Fair Value ($/share)
Outstanding, beginning of period	773,414	$147.50
Granted	324,896	179.31
Vested and common stock issued	(366,823)	124.01
Forfeited	(3,423)	154.70
Outstanding, end of period	728,064	$173.50
The number of PSUs, RSUs, RSAs, and DSUs outstanding at June 30, 2024 included less than 0.1 million units that have vested, but the shares of common stock have not yet been issued, pursuant to the terms of the underlying agreements.
Employee Stock Purchase Plan
Our ESPP activity was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except shares)	2024	2023	2024	2023
Amounts for shares purchased	$4,828	$3,895	$5,219	$4,136
Shares purchased	30,185	35,676	32,583	38,225
A total of 1.6 million shares of common stock are reserved for issuance under the plan at June 30, 2024.
The fair value was estimated based on the market price of our common stock at the beginning of the offering period using the following assumptions:

Life (in years)	0.5
Volatility	30.9%
Dividend yield	—
Risk-free interest rate	5.3%

SPS COMMERCE, INC.	17	Form 10-Q for the Quarterly Period ended June 30, 2024

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

NOTE M – Other Income and Expense
Other income, net included the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Investment income	$2,794	$1,611	$5,673	$2,737
Realized gain from foreign currency on cash and investments held	1,255	290	1,559	427
Other income (expense), net	7	(19)	(44)	(7)
Total other income, net	$4,056	$1,882	$7,188	$3,157

NOTE N – Net Income Per Share
The components and computation of basic and diluted net income per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Numerator
Net income	$18,032	$14,682	$36,035	$29,971
Denominator
Weighted average common shares outstanding, basic	37,078	36,593	37,063	36,511
Options to purchase common stock and ESPP	157	274	167	291
PSUs, RSUs, RSAs, and DSUs	448	559	460	525
Weighted average common shares outstanding, diluted	37,683	37,426	37,690	37,327
Net income per share
Basic	$0.49	$0.40	$0.97	$0.82
Diluted	$0.48	$0.39	$0.96	$0.80
The number of outstanding potential common shares that were excluded from the calculation of diluted net income per share as they were anti-dilutive was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Anti-dilutive shares	276	37	227	63

SPS COMMERCE, INC.	18	Form 10-Q for the Quarterly Period ended June 30, 2024

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

SPS COMMERCE, INC.	19	Form 10-Q for the Quarterly Period ended June 30, 2024

These non-GAAP financial measures should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP. These non-GAAP financial measures exclude significant expenses and income that are required by GAAP to be recorded in our condensed consolidated financial statements and are subject to inherent limitations. Investors should review the reconciliations of non-GAAP financial measures to the comparable GAAP financial measures that are included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Results of Operations
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
The following table presents our results of operations for the periods indicated:

	Three Months Ended June 30,
	2024		2023		Change
($ in thousands)	$	% of revenue(1)	$	% of revenue(1)	$	%(2)
Revenues	$153,596	100%	$130,416	100%	$23,180	18%
Cost of revenues	52,018	34	44,544	34	7,474	17
Gross profit	101,578	66	85,872	66	15,706	18
Operating expenses
Sales and marketing	35,691	23	30,349	23	5,342	18
Research and development	14,366	9	13,318	10	1,048	8
General and administrative	23,516	15	21,693	17	1,823	8
Amortization of intangible assets	4,840	3	3,479	3	1,361	39
Total operating expenses	78,413	51	68,839	53	9,574	14
Income from operations	23,165	15	17,033	13	6,132	36
Other income, net	4,056	3	1,882	1	2,174	NM
Income before income taxes	27,221	18	18,915	15	8,306	44
Income tax expense	9,189	6	4,233	3	4,956	NM
Net income	$18,032	12%	$14,682	11%	$3,350	23%

(1) Amounts in column may not foot due to rounding
(2) NM = not meaningful
Revenues - Revenues increased for the 94th consecutive quarter. The increase in revenue period-over-period resulted from two primary factors: the increase in recurring revenue customers, which is driven primarily by continued business growth and by business acquisitions, and the increase in average recurring revenues per recurring revenue customer, which we also refer to as wallet share.
•The number of recurring revenue customers increased 5% to approximately 44,950 at June 30, 2024 from approximately 43,000 at June 30, 2023, primarily due to sales and marketing efforts to acquire new customers and recent acquisitions. New recurring revenue customers do not have a meaningful contribution to revenue at the beginning of their tenure as our recurring revenue customer, and therefore a majority of the increased revenue was generated from existing recurring revenue customers.
•Approximately 1,000 recurring revenue customers were added in September 2023 due to the acquisition of the existing customer base of TIE Kinetix. Additionally, approximately 50 recurring revenue customers were added in May 2024 due to the acquisition of the existing customer base of Traverse Systems.
•Wallet share increased 13% to approximately $12,850 for the three months ended June 30, 2024 from approximately $11,350 for the same period in 2023. This was primarily attributable to increased usage of our products by our recurring revenue customers.

SPS COMMERCE, INC.	20	Form 10-Q for the Quarterly Period ended June 30, 2024

Recurring revenues increased 18% to $144.0 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Recurring revenues accounted for 94% of our total revenues for the three months ended June 30, 2024 compared to 93% for the same period in 2023. We anticipate that the number of recurring revenue customers and wallet share will continue to increase as we execute our growth strategy focused on further penetration of our market.
Cost of Revenues - The increase in cost of revenues was primarily due to increased headcount, which resulted in an increase of $4.7 million in personnel-related costs.
Sales and Marketing Expenses - The increase in sales and marketing expense was primarily due to increased headcount, which resulted in an increase of $3.9 million in personnel-related costs.
Research and Development Expenses - The increase in research and development expense was primarily due to increased headcount, which resulted in an increase of $1.5 million in personnel-related costs.
General and Administrative Expenses - The increase in general and administrative expense was primarily due to increased headcount, which resulted in an increase of $1.9 million in personnel-related costs, partially offset by a decrease in stock-based compensation of $1.5 million. Additionally, there was an increase in credit loss expense of $1.0 million due primarily to overall business growth.
Amortization of Intangible Assets - The increase in amortization of intangible assets was driven by acquired intangible assets related to recent business combinations.
Other Income, Net - The increase in other income, net was primarily due to increased investment income from favorable interest rates and realized gains due to favorable foreign currency exchange rates.
Income Tax Expense - The increase in income tax expense was primarily driven by an increase in pre-tax income, as well as decreases in the deductible excess tax benefits from current period equity award settlements and deductible compensation. Excess tax benefits generated upon the settlement or exercise of stock awards are recognized as a reduction to income tax expense and, as a result, we expect that our annual effective income tax rate will fluctuate.
Adjusted EBITDA - Adjusted EBITDA consists of net income adjusted for income tax expense, depreciation and amortization expense, stock-based compensation expense, realized gain or loss from foreign currency on cash and investments held, investment income, and other adjustments as necessary for a fair presentation. Other adjustments included the expense impact from disposals of certain capitalized internally developed software. Net income is the comparable GAAP measure of financial performance.
The following table provides a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended June 30,
(in thousands)	2024	2023
Net income	$18,032	$14,682
Income tax expense	9,189	4,233
Depreciation and amortization of property and equipment	4,683	4,663
Amortization of intangible assets	4,840	3,479
Stock-based compensation expense	11,494	12,881
Realized gain from foreign currency on cash and investments held	(1,255)	(290)
Investment income	(2,794)	(1,611)
Other	—	134
Adjusted EBITDA	$44,189	$38,171

SPS COMMERCE, INC.	21	Form 10-Q for the Quarterly Period ended June 30, 2024

Adjusted EBITDA Margin - Adjusted EBITDA Margin consists of Adjusted EBITDA divided by revenue. Margin, the comparable GAAP measure of financial performance, consists of net income divided by revenue.
The following table provides a comparison of Margin to Adjusted EBITDA Margin:

	Three Months Ended June 30,
(in thousands, except Margin and Adjusted EBITDA Margin)	2024	2023
Revenue	$153,596	$130,416

Net income	18,032	14,682
Margin	12%	11%

Adjusted EBITDA	44,189	38,171
Adjusted EBITDA Margin	29%	29%
Non-GAAP Income per Share - Non-GAAP income per share consists of net income adjusted for stock-based compensation expense, amortization expense related to intangible assets, realized gain or loss from foreign currency on cash and investments held, other adjustments as necessary for a fair presentation, including the expense impact from disposals of certain capitalized internally developed software, and the corresponding tax impacts of the adjustments to net income, divided by the weighted average number of shares of common and diluted stock outstanding during each period. Net income per share, the comparable GAAP measure of financial performance, consists of net income divided by the weighted average number of shares of common and diluted stock outstanding during each period.
To quantify the tax effects, we recalculated income tax expense excluding the direct book and tax effects of the specific items constituting the non-GAAP adjustments. The difference between this recalculated income tax expense and GAAP income tax expense is presented as the income tax effect of the non-GAAP adjustments.
The following table provides a reconciliation of net income per share to non-GAAP income per share:

	Three Months Ended June 30,
(in thousands, except per share amounts)	2024	2023
Net income	$18,032	$14,682
Stock-based compensation expense	11,494	12,881
Amortization of intangible assets	4,840	3,479
Realized gain from foreign currency on cash and investments held	(1,255)	(290)
Other	—	134
Income tax effects of adjustments	(3,066)	(5,199)
Non-GAAP income	$30,045	$25,687

Shares used to compute net income and non-GAAP income per share
Basic	37,078	36,593
Diluted	37,683	37,426

Net income per share, basic	$0.49	$0.40
Non-GAAP adjustments to net income per share, basic	0.32	0.30
Non-GAAP income per share, basic	$0.81	$0.70

Net income per share, diluted	$0.48	$0.39
Non-GAAP adjustments to net income per share, diluted	0.32	0.30
Non-GAAP income per share, diluted	$0.80	$0.69

SPS COMMERCE, INC.	22	Form 10-Q for the Quarterly Period ended June 30, 2024

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
The following table presents our results of operations for the periods indicated:

	Six Months Ended June 30,
	2024		2023		Change
($ in thousands)	$	% of revenue(1)	$	% of revenue(1)	$	%(2)
Revenues	$303,172	100%	$256,284	100%	$46,888	18%
Cost of revenues	103,505	34	87,508	34	15,997	18
Gross profit	199,667	66	168,776	66	30,891	18
Operating expenses
Sales and marketing	72,123	24	59,433	23	12,690	21
Research and development	30,375	10	25,880	10	4,495	17
General and administrative	49,423	16	42,369	17	7,054	17
Amortization of intangible assets	9,178	3	7,330	3	1,848	25
Total operating expenses	161,099	53	135,012	53	26,087	19
Income from operations	38,568	13	33,764	13	4,804	14
Other income, net	7,188	2	3,157	1	4,031	NM
Income before income taxes	45,756	15	36,921	14	8,835	24
Income tax expense	9,721	3	6,950	3	2,771	40
Net income	$36,035	12%	$29,971	12%	$6,064	20%

(1) Amounts in column may not foot due to rounding
(2) NM = "not meaningful"
Revenues - Revenues increased for the 94th consecutive quarter. The increase in revenue period-over-period resulted from two primary factors: the increase in recurring revenue customers, which is driven primarily by continued business growth and by business acquisitions, and the increase in average recurring revenues per recurring revenue customer, which we also refer to as wallet share.
•The number of recurring revenue customers increased 5% to approximately 44,950 at June 30, 2024 from approximately 43,000 at June 30, 2023, primarily due to sales and marketing efforts to acquire new customers and recent acquisitions. New recurring revenue customers do not have a meaningful contribution to revenue at the beginning of their tenure as our recurring revenue customer, and therefore a majority of the increased revenue was generated from existing recurring revenue customers.
•Approximately 1,000 recurring revenue customers were added in September 2023 due to the acquisition of the existing customer base of TIE Kinetix. Additionally, approximately 50 recurring revenue customers were added in May 2024 due to the acquisition of the existing customer base of Traverse Systems.
•Wallet share increased 13% to approximately $12,650 for the six months ended June 30, 2024 from approximately $11,200 for the same period in 2023. This was primarily attributable to increased usage of our products by our recurring revenue customers.
Recurring revenues increased 19% to $283,665 for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. Recurring revenues accounted for 94% of our total revenues for the six months ended June 30, 2024 compared to 93% for the same period in 2023. We anticipate that the number of recurring revenue customers and wallet share will continue to increase as we execute our growth strategy focused on further penetration of our market.
Cost of Revenues - The increase in cost of revenues was primarily due to increased headcount, which resulted in an increase of $9.5 million in personnel-related costs, and an increase of $1.7 million in stock-based compensation. Additionally, there was an increase in our software subscriptions of $1.9 million due primarily to the general growth of our business.

SPS COMMERCE, INC.	23	Form 10-Q for the Quarterly Period ended June 30, 2024

Sales and Marketing Expenses - The increase in sales and marketing expense was primarily due to increased headcount, which resulted in an increase of $8.1 million in personnel-related costs, and an increase of $2.0 million in stock-based compensation.
Research and Development Expenses - The increase in research and development expense was primarily due to increased headcount, which resulted in an increase of $3.0 million in personnel-related costs, and an increase of $1.5 million in stock-based compensation.
General and Administrative Expenses - The increase in general and administrative expense was primarily due to increased headcount, which resulted in an increase of $3.4 million in personnel-related costs, and an increase of $1.7 million in stock-based compensation. Additionally, there was an increase in credit loss expense of $2.0 million due primarily to overall business growth.
Amortization of Intangible Assets - The increase in amortization of intangible assets was driven by acquired intangible assets related to recent business combinations.
Other Income, Net - The increase in other income, net was primarily due to increased investment income from favorable interest rates and realized gains due to favorable foreign currency exchange rates.
Income Tax Expense - The increase in income tax expense was primarily driven by an increase in pre-tax income, as well as decreases in the deductible excess tax benefits from current period equity award settlements and deductible compensation. Excess tax benefits generated upon the settlement or exercise of stock awards are recognized as a reduction to income tax expense and, as a result, we expect that our annual effective income tax rate will fluctuate.
Adjusted EBITDA - Adjusted EBITDA consists of net income adjusted for income tax expense, depreciation and amortization expense, stock-based compensation expense, realized gain or loss from foreign currency on cash and investments held, investment income, and other adjustments as necessary for a fair presentation. Other adjustments included the expense impact from disposals of certain capitalized internally developed software. Net income is the comparable GAAP measure of financial performance.
The following table provides a reconciliation of net income to Adjusted EBITDA:

	Six Months Ended June 30,
(in thousands)	2024	2023
Net income	$36,035	$29,971
Income tax expense	9,721	6,950
Depreciation and amortization of property and equipment	9,377	9,289
Amortization of intangible assets	9,178	7,330
Stock-based compensation expense	31,512	24,661
Realized gain from foreign currency on cash and investments held	(1,559)	(427)
Investment income	(5,673)	(2,737)
Other	—	134
Adjusted EBITDA	$88,591	$75,171
Adjusted EBITDA Margin - Adjusted EBITDA Margin consists of Adjusted EBITDA divided by revenue. Margin, the comparable GAAP measure of financial performance, consists of net income divided by revenue.

SPS COMMERCE, INC.	24	Form 10-Q for the Quarterly Period ended June 30, 2024

The following table provides a comparison of Margin to Adjusted EBITDA Margin:

	Six Months Ended June 30,
(in thousands, except Margin and Adjusted EBITDA Margin)	2024	2023
Revenue	$303,172	$256,284

Net income	36,035	29,971
Margin	12%	12%

Adjusted EBITDA	88,591	75,171
Adjusted EBITDA Margin	29%	29%
Non-GAAP Income per Share - Non-GAAP income per share consists of net income adjusted for stock-based compensation expense, amortization expense related to intangible assets, realized gain or loss from foreign currency on cash and investments held, other adjustments as necessary for a fair presentation, including the expense impact from disposals of certain capitalized internally developed software, and the corresponding tax impacts of the adjustments to net income, divided by the weighted average number of shares of common and diluted stock outstanding during each period. Net income per share, the comparable GAAP measure of financial performance, consists of net income divided by the weighted average number of shares of common and diluted stock outstanding during each period.
To quantify the tax effects, we recalculated income tax expense excluding the direct book and tax effects of the specific items constituting the non-GAAP adjustments. The difference between this recalculated income tax expense and GAAP income tax expense is presented as the income tax effect of the non-GAAP adjustments.
The following table provides a reconciliation of net income per share to non-GAAP income per share:

	Six Months Ended June 30,
(in thousands, except per share amounts)	2024	2023
Net income	$36,035	$29,971
Stock-based compensation expense	31,512	24,661
Amortization of intangible assets	9,178	7,330
Realized gain from foreign currency on cash and investments held	(1,559)	(427)
Other	—	134
Income tax effects of adjustments	(12,620)	(11,108)
Non-GAAP income	$62,546	$50,561

Shares used to compute net income and non-GAAP income per share
Basic	37,063	36,511
Diluted	37,690	37,327

Net income per share, basic	$0.97	$0.82
Non-GAAP adjustments to net income per share, basic	0.72	0.56
Non-GAAP income per share, basic	$1.69	$1.38

Net income per share, diluted	$0.96	$0.80
Non-GAAP adjustments to net income per share, diluted	0.70	0.55
Non-GAAP income per share, diluted	$1.66	$1.35

SPS COMMERCE, INC.	25	Form 10-Q for the Quarterly Period ended June 30, 2024

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
During the six months ended June 30, 2024, there were no changes in our critical accounting policies or estimates. For additional information regarding our critical accounting policies and estimates, see the discussion under "Critical Accounting Policies and Estimates" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC.
Liquidity and Capital Resources
Sources of Liquidity
As of June 30, 2024, our principal sources of liquidity were cash and cash equivalents and short-term investments totaling $271.8 million and net accounts receivable of $55.4 million. Our investments are selected in accordance with our investment policy, with a goal to preserve principal, provide liquidity, and maximize income consistent with minimizing risk of material loss. Our cash equivalents and short-term investments are held in highly liquid money market funds, certificates of deposit, and commercial paper.
Statements of Cash Flows Summary
The summary of activity within the condensed consolidated statements of cash flows was as follows:

	Six Months Ended June 30,
(in thousands)	2024	2023
Net cash provided by operating activities	$63,506	$55,670
Net cash used in investing activities	(11,929)	(18,348)
Net cash provided by (used in) financing activities	(29,950)	8,955
Operating Activities
The increase in cash provided by operating activities from the six months ended June 30, 2023 to the six months ended June 30, 2024 was primarily due to an increase in net income as adjusted for non-cash expenses, of $14.4 million, driven by continued growth in revenue, as partially offset by growth in cash paid for expenses to operate the growing business. Additionally, fluctuations in operating assets and liabilities resulted in a decrease of $6.6 million, driven by changes in the amount and timing of settlements and general growth of the business.
Investing Activities
The decrease in cash used in investing activities from the six months ended June 30, 2023 to the six months ended June 30, 2024 was primarily due to an increase in cash provided by net maturities of investments of $34.6 million year-over-year, partially offset by an increase in cash used to acquire businesses of $29.3 million year-over-year to further grow our business.

SPS COMMERCE, INC.	26	Form 10-Q for the Quarterly Period ended June 30, 2024

Financing Activities
The increase in cash used in financing activities from the six months ended June 30, 2023 to the six months ended June 30, 2024 was primarily due to an increase in cash used for share repurchases of $37.5 million year-over-year to continue to deliver shareholder value.
Contractual and Commercial Commitment Summary
Our contractual obligations and commercial commitments as of June 30, 2024 are summarized below:

	Payments Due by Period
(in thousands)	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Operating lease obligations, including imputed interest	$4,844	$7,896	$291	$62	$13,093
Purchase commitments	13,412	11,798	—	—	25,210
Total	$18,256	$19,694	$291	$62	$38,303
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
Inflation and changing prices did not have a material effect on our business during the six months ended June 30, 2024 and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

SPS COMMERCE, INC.	27	Form 10-Q for the Quarterly Period ended June 30, 2024

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
We did not have any variable interest rate outstanding debt as of June 30, 2024. Therefore, we do not have any material risk to interest rate fluctuations.
Foreign Currency Exchange Risk
Due to international operations, we have revenue, expenses, assets, and liabilities that are denominated in currencies other than the U.S. dollar, primarily the Australian dollar, Canadian dollar, and Euro. Our consolidated balance sheet, results of operations, and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. Our predominate exposure to foreign currency exchange rates are due to non-monetary assets held in currencies other than the U.S. dollar, and thus fluctuations in currencies primarily result in comprehensive income (loss), not net income (loss).
Our sales are primarily denominated in U.S. dollars. Our expenses are generally denominated in the local currencies in which our operations are located. As of June 30, 2024, we maintained 10% of our total cash and cash equivalents and investments in foreign currencies.
We believe that a hypothetical 10% change in foreign currency exchange rates or an inability to access foreign funds would not materially affect our ability to meet our operational needs or result in a material foreign currency impact classified within net income (loss).
We have not used any forward contracts or currency borrowings to hedge our exposure to foreign currency exchange risk, although we may do so in the future.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
In September 2023, we acquired the TIE Kinetix business, and in May 2024, we acquired the Traverse Systems business. Pursuant to the SEC’s general guidance that the assessment of a recently acquired business' internal control over financial reporting may be omitted in the year of acquisition, the scope of our most recent assessment did not include TIE Kinetix nor Traverse Systems. We are currently in the process of incorporating internal controls specific to TIE Kinetix and Traverse Systems that we believe are appropriate and necessary to consolidate and report upon our financial results.
Excluding net intangible assets and goodwill, TIE Kinetix and Traverse Systems combined represented less than 5% of our consolidated assets as of June 30, 2024 and less than 5% of our consolidated revenues for the six months ended June 30, 2024.

SPS COMMERCE, INC.	28	Form 10-Q for the Quarterly Period ended June 30, 2024

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities
On May 8, 2024, we issued 22,874 shares of our common stock to the sellers of Traverse Systems as partial consideration for the acquisition. The offer and issuance of these shares of common stock were deemed to be     exempt from registration under The Securities Act of 1933 ("Securities Act") in reliance on Section 4(a)(2) of the Securities Act promulgated thereunder as a transaction by an issuer not involving a public offering.
(c) Share Repurchases

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (1)
April 1 - 30, 2024	30,893	$173.11	30,893	$21,662,000
May 1 - 31, 2024	34,632	191.73	34,632	15,022,000
June 1 - 30, 2024	29,870	183.90	29,870	9,529,000
Total	95,395	$183.25	95,395	$9,529,000
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
On July 23, 2024 (announced July 25, 2024), our board of directors authorized a program to repurchase up to $100.0 million of our common stock, excluding costs to obtain. Under the program, purchases may be made from time to time in the open market or in privately negotiated purchases, or both. The share repurchase program will become effective August 23, 2024 and expires on July 24, 2026.
Item 3.    Defaults Upon Senior Securities
Not Applicable.
Item 4.    Mine Safety Disclosures
Not Applicable.

SPS COMMERCE, INC.	29	Form 10-Q for the Quarterly Period ended June 30, 2024

Item 5.    Other Information
Insider Adoption or Termination of Trading Arrangements
During the three months ended June 30, 2024, the following directors and officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted written plans for the sale of our securities that are intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act:

Name	Title	Adoption Date	Earliest Sale Date	Expiration or Termination Date	Aggregate Number of Shares of the Company's Common Stock to be Sold(1)
Daniel Juckniess	Chief Revenue Officer	May 31, 2024	August 30, 2024	May 23, 2025	28,794
Chadwick Collins	Chief Executive Officer and Director	May 29, 2024	November 2, 2024	March 15, 2025	21,640
James Ramsey	Director	May 28, 2024	August 27, 2024	May 14, 2026	5,732
Kimberly Nelson	Chief Financial Officer	May 20, 2024	August 19, 2024	March 31, 2025	32,560
James Frome	Chief Operating Officer	May 17, 2024	August 16, 2024	March 31, 2026	98,562

(1) The number of shares is the maximum number of shares to be sold but the actual activity may be lower. Transaction(s) may be contingent upon future events such as performance factors, tax withholding obligations, and/or future market price(s).

There were no other Rule 10b5-1(c) trading arrangements or non-Rule 10b5-1(c) trading arrangements adopted, modified or terminated by the Company's officers and directors during the three months ended June 30, 2024.
Item 6.    Exhibits

Number	Description
3.1	Tenth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on May 16, 2024).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Form 10-K filed with the SEC on February 21, 2023).

10.1	SPS Commerce, Inc. Executive Management Team Severance Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 16, 2024).

10.2
Agreement to Terminate Amended and Restated Executive Severance and Change in Control Agreement, effective as of May 16, 2024, by and between SPS Commerce, Inc. and Kimberly Nelson (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on May 16, 2024).

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

104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL.

SPS COMMERCE, INC.	30	Form 10-Q for the Quarterly Period ended June 30, 2024

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 25, 2024	SPS COMMERCE, INC.

/s/ KIMBERLY NELSON
Kimberly Nelson
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

SPS COMMERCE, INC.	31	Form 10-Q for the Quarterly Period ended June 30, 2024