Form 10-Q
period 2024-09-30
SPS COMMERCE INC
filed 2024-10-24
CIK 1092699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding at October 17, 2024 was 37,568,061 shares.

SPS COMMERCE, INC.
QUARTERLY REPORT ON FORM 10-Q
Unless the context otherwise requires, for purposes of the Quarterly Report on Form 10-Q, the words “we,” “us,” “our,” the “Company,” “SPS,” and “SPS Commerce” refer to SPS Commerce, Inc.

SPS COMMERCE, INC.	2	Form 10-Q for the Quarterly Period ended September 30, 2024

PART I. – FINANCIAL INFORMATION
Item 1. Financial Statements
SPS COMMERCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except shares)	September 30, 2024	December 31, 2023
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$198,842	$219,081
Short-term investments	6,931	56,359
Accounts receivable	60,044	50,160
Allowance for credit losses	(4,474)	(3,320)
Accounts receivable, net	55,570	46,840
Deferred costs	64,665	62,403
Other assets	18,639	16,758
Total current assets	344,647	401,441
Property and equipment, net	36,148	36,043
Operating lease right-of-use assets	8,412	7,862
Goodwill	423,508	249,176
Intangible assets, net	168,131	107,344
Other assets
Deferred costs, non-current	20,802	20,347
Deferred income tax assets	412	505
Other assets, non-current	1,240	1,126
Total assets	$1,003,300	$823,844
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,107	$7,420
Accrued compensation	46,010	41,588
Accrued expenses	8,968	8,014
Deferred revenue	78,883	69,187
Operating lease liabilities	4,363	4,460
Total current liabilities	146,331	130,669
Other liabilities
Deferred revenue, non-current	6,550	6,930
Operating lease liabilities, non-current	8,807	9,569
Deferred income tax liabilities	11,607	8,972
Other liabilities, non-current	640	229
Total liabilities	173,935	156,369
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 110,000,000 shares authorized; 39,495,411 and 38,971,146 shares issued; and 37,566,443 and 36,820,048 shares outstanding, respectively	39	39
Treasury stock, at cost; 1,928,968 and 2,151,098 shares, respectively	(99,748)	(128,892)
Additional paid-in capital	611,719	537,061
Retained earnings	318,540	259,045
Accumulated other comprehensive gain (loss)	(1,185)	222
Total stockholders’ equity	829,365	667,475
Total liabilities and stockholders’ equity	$1,003,300	$823,844
See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.	3	Form 10-Q for the Quarterly Period ended September 30, 2024

SPS COMMERCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts) (unaudited)	2024	2023	2024	2023
Revenues	$163,686	$135,661	$466,858	$391,945
Cost of revenues	51,624	45,521	155,129	133,029
Gross profit	112,062	90,140	311,729	258,916
Operating expenses
Sales and marketing	37,577	30,289	109,700	89,722
Research and development	15,292	13,558	45,667	39,438
General and administrative	27,152	21,906	76,575	64,275
Amortization of intangible assets	6,470	3,788	15,648	11,118
Total operating expenses	86,491	69,541	247,590	204,553
Income from operations	25,571	20,599	64,139	54,363
Other income, net	3,778	1,702	10,966	4,859
Income before income taxes	29,349	22,301	75,105	59,222
Income tax expense	5,889	5,459	15,610	12,409
Net income	$23,460	$16,842	$59,495	$46,813

Other comprehensive income (expense)
Foreign currency translation adjustments	3,332	(2,966)	(886)	(1,446)
Unrealized gain on investments, net of tax of $28, $190, $363 and $459, respectively	84	570	1,089	1,376
Reclassification of gain on investments into earnings, net of tax of $(83), $(137), $(537) and $(390), respectively	(248)	(412)	(1,610)	(1,169)
Total other comprehensive income (expense)	3,168	(2,808)	(1,407)	(1,239)
Comprehensive income	$26,628	$14,034	$58,088	$45,574

Net income per share
Basic	$0.63	$0.46	$1.60	$1.28
Diluted	$0.62	$0.45	$1.57	$1.25

Weighted average common shares used to compute net income per share
Basic	37,447	36,728	37,192	36,584
Diluted	37,996	37,584	37,785	37,417
See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.	4	Form 10-Q for the Quarterly Period ended September 30, 2024

SPS COMMERCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands, except shares) (unaudited)	Shares	Amount	Shares	Amount
Balances, June 30, 2023	36,646,819	$39	2,151,098	$(128,892)	$508,484	$223,192	$(1,842)	$600,981
Stock-based compensation	—	—	—	—	10,780	—	—	10,780
Shares issued pursuant to stock awards	45,952	—	—	—	705	—	—	705
Employee stock purchase plan activity	3,159	—	—	—	344	—	—	344
Net income	—	—	—	—	—	16,842	—	16,842
Foreign currency translation adjustments	—	—	—	—	—	—	(2,966)	(2,966)
Unrealized gain on investments, net of tax	—	—	—	—	—	—	570	570
Reclassification of gain on investments into earnings, net of tax	—	—	—	—	—	—	(412)	(412)
Balances, September 30, 2023	36,695,930	$39	2,151,098	$(128,892)	$520,313	$240,034	$(4,650)	$626,844

Balances, June 30, 2024	37,086,627	$39	2,333,099	$(162,187)	$574,842	$295,080	$(4,353)	$703,421
Stock-based compensation	—	—	—	—	9,996	—	—	9,996
Shares issued pursuant to stock awards	72,852	—	—	—	1,884	—	—	1,884
Employee stock purchase plan activity	2,833	—	—	—	453	—	—	453
Repurchases of common stock, net of costs	(456)	—	456	(84)	—	—	—	(84)
Reissuances of treasury stock	404,587	—	(404,587)	62,523	24,544	—	—	87,067
Net income	—	—	—	—	—	23,460	—	23,460
Foreign currency translation adjustments	—	—	—	—	—	—	3,332	3,332
Unrealized gain on investments, net of tax	—	—	—	—	—	—	84	84
Reclassification of gain on investments into earnings, net of tax	—	—	—	—	—	—	(248)	(248)
Balances, September 30, 2024	37,566,443	$39	1,928,968	$(99,748)	$611,719	$318,540	$(1,185)	$829,365

SPS COMMERCE, INC.	5	Form 10-Q for the Quarterly Period ended September 30, 2024

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Total Stockholders' Equity
(in thousands, except shares) (unaudited)	Shares	Amount	Shares	Amount
Balances, December 31, 2022	36,158,046	$38	2,151,098	$(128,892)	$476,117	$193,221	$(3,411)	$537,073
Stock-based compensation	—	—	—	—	34,192	—	—	34,192
Shares issued pursuant to stock awards	496,500	1	—	—	5,523	—	—	5,524
Employee stock purchase plan activity	41,384	—	—	—	4,481	—	—	4,481
Net income	—	—	—	—	—	46,813	—	46,813
Foreign currency translation adjustments	—	—	—	—	—	—	(1,446)	(1,446)
Unrealized gain on investments, net of tax	—	—	—	—	—	—	1,376	1,376
Reclassification of gain on investments into earnings, net of tax	—	—	—	—	—	—	(1,169)	(1,169)
Balances, September 30, 2023	36,695,930	$39	2,151,098	$(128,892)	$520,313	$240,034	$(4,650)	$626,844

Balances, December 31, 2023	36,820,048	$39	2,151,098	$(128,892)	$537,061	$259,045	$222	$667,475
Stock-based compensation	—	—	—	—	40,075	—	—	40,075
Shares issued pursuant to stock awards	488,849	—	—	—	4,198	—	—	4,198
Employee stock purchase plan activity	35,416	—	—	—	5,672	—	—	5,672
Repurchases of common stock, net of costs	(205,331)	—	205,331	(37,567)	—	—	—	(37,567)
Reissuances of treasury stock	427,461	—	(427,461)	66,711	24,713	—	—	91,424
Net income	—	—	—	—	—	59,495	—	59,495
Foreign currency translation adjustments	—	—	—	—	—	—	(886)	(886)
Unrealized gain on investments, net of tax	—	—	—	—	—	—	1,089	1,089
Reclassification of gain on investments into earnings, net of tax	—	—	—	—	—	—	(1,610)	(1,610)
Balances, September 30, 2024	37,566,443	$39	1,928,968	$(99,748)	$611,719	$318,540	$(1,185)	$829,365
See accompanying notes to these condensed consolidated financial statements..

SPS COMMERCE, INC.	6	Form 10-Q for the Quarterly Period ended September 30, 2024

SPS COMMERCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(in thousands) (unaudited)	2024	2023
Cash flows from operating activities
Net income	$59,495	$46,813
Reconciliation of net income to net cash provided by operating activities
Deferred income taxes	(9,918)	(11,906)
Depreciation and amortization of property and equipment	14,010	13,964
Amortization of intangible assets	15,648	11,118
Provision for credit losses	6,239	4,004
Stock-based compensation	42,264	36,097
Other, net	(925)	1,711
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable	(11,456)	(8,800)
Deferred costs	(2,240)	(7,543)
Other assets and liabilities	(2,258)	2,814
Accounts payable	665	(5,289)
Accrued compensation	458	8,073
Accrued expenses	842	(169)
Deferred revenue	5,424	10,042
Operating leases	(1,412)	(1,417)
Net cash provided by operating activities	116,836	99,512
Cash flows from investing activities
Purchases of property and equipment	(13,832)	(15,467)
Purchases of investments	(85,759)	(102,763)
Maturities of investments	136,765	95,000
Acquisition of businesses, net	(147,401)	(70,218)
Net cash used in investing activities	(110,227)	(93,448)
Cash flows from financing activities
Repurchases of common stock	(37,567)	—
Net proceeds from exercise of options to purchase common stock	4,198	5,524
Net proceeds from employee stock purchase plan activity	5,672	4,481
Net cash provided by (used in) financing activities	(27,697)	10,005
Effect of foreign currency exchange rate changes	849	(260)
Net increase (decrease) in cash and cash equivalents	(20,239)	15,809
Cash and cash equivalents at beginning of period	219,081	162,893
Cash and cash equivalents at end of period	$198,842	$178,702

See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.	7	Form 10-Q for the Quarterly Period ended September 30, 2024

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
Significant Accounting Policies
There were no material changes in our significant accounting policies during the nine months ended September 30, 2024. See Note A to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC, for additional information regarding our significant accounting policies.
Accounting Pronouncements Recently Issued and Adopted

Standard	Date of Issuance	Description	Date of Adoption	Effect on the Financial Statements
ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures	November 2023	This amendment requires that an entity disclose significant segment expenses impacting profit and loss that are regularly provided to the chief operating decision maker.	2024	The adoption will result in additional disclosure in our Annual Report on Form 10-K for the year ended December 31, 2024.
ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures	December 2023	This amendment requires that an entity disclose specific categories in the effective tax rate reconciliation table as well as provide disclosure of disaggregated information related to income tax expense, income before income taxes, and income taxes paid.	2025	We are currently evaluating the adoption on our financial statements and anticipate the impact will result in additional disclosure.

SPS COMMERCE, INC.	8	Form 10-Q for the Quarterly Period ended September 30, 2024

NOTE B – Business Acquisitions
SupplyPike, Inc.
Effective July 31, 2024, we acquired SupplyPike, Inc. ("SupplyPike"), an automated invoice deduction management and prevention solution, through the purchase of all of the outstanding equity ownership interests of SupplyPike. Pursuant to the definitive agreement and plan of merger, the total consideration transferred at close was $205.8 million, net of cash acquired and subject to customary post-close adjustments. The consideration was comprised of $118.6 million paid in cash and 404,587 shares of SPS common stock (valued at $87.2 million, determined at acquisition close based on the price of SPS common stock). The shares were issued from SPS treasury shares, see Note J - Stockholders' Equity for further detail on the treasury share reissuance. The purchase accounting for the acquisition has not been finalized as of September 30, 2024; provisional amounts are primarily related to intangible assets and tax components. We will finalize the allocation of the purchase price within the one-year measurement period following the acquisition. The goodwill associated with the acquisition is not deductible for income tax purposes.
Purchase Price Allocation
We accounted for the acquisition as a business combination. We allocated the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date.
The following table presents the purchase consideration and estimated fair values of acquired assets and liabilities recorded in the Company's condensed consolidated balance sheet as of the acquisition date:

(in thousands)
Cash paid	$124,769
Equity consideration	87,156
Total consideration	$211,925

Estimated fair value of assets and liabilities acquired:
Cash	$6,118
Other assets	3,659
Intangible assets
Subscriber relationships	16,500
Developed technology	49,500
Deferred revenue	(2,297)
Other liabilities	(2,643)
Deferred income tax liabilities, net	(11,580)
Total fair value of assets and liabilities acquired	$59,257

Goodwill	$152,668
The following table summarizes the preliminary estimated useful lives for each acquired intangible asset:

Useful Life
Subscriber relationships	7.0 years
Developed technology	8.0 years
Traverse Systems
Effective May 8, 2024, we entered into an asset purchase agreement to acquire certain assets of Traverse Systems LLC ("Traverse Systems"), an industry-leading provider in retailer supply chain performance and vendor management. Total consideration transferred at close was $29.4 million, subject to customary post-close adjustments, which was comprised of $25.0 million paid in cash and 22,874 shares of SPS common stock (valued at $4.4 million, determined at acquisition close based on the price of SPS common stock). The shares were issued from SPS treasury shares, see Note J - Stockholders' Equity for further detail on the treasury share reissuance.

SPS COMMERCE, INC.	9	Form 10-Q for the Quarterly Period ended September 30, 2024

We accounted for the acquisition as a business combination. We allocated the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. Assets acquired primarily comprised of subscriber relationships and developed technology intangible assets, totaling $7.7 million and $3.6 million of estimated fair value, respectively, and $18.4 million was allocated to goodwill. The remainder of the consideration transferred was allocated to net assets acquired other than the intangible assets. The purchase accounting for the acquisition was finalized as of September 30, 2024. The goodwill associated with the acquisition is deductible for income tax purposes.
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
NOTE C – Revenue
We derive our revenues from the following revenue streams:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Recurring revenues:
Fulfillment	$135,290	$110,900	$382,654	$318,069
Analytics	13,838	13,098	41,361	38,177
Other	5,328	3,373	14,107	9,949
Recurring revenues	154,456	127,371	438,122	366,195
One-time revenues	9,230	8,290	28,736	25,750
Total revenue	$163,686	$135,661	$466,858	$391,945
Revenues are the amount that reflects the consideration we are contractually and legally entitled to, as well as the amount we expect to collect, in exchange for those services.
Revenue by Geographic Area
Domestic revenue, which we define as revenue that was attributable to customers based within the United States ("U.S."), was as follows:

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

SPS COMMERCE, INC.	10	Form 10-Q for the Quarterly Period ended September 30, 2024

Given that the recurring revenue contracts are generally for one year or less, we have applied the optional exemption to not disclose information about the remaining performance obligations for recurring revenue contracts.
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
The table below presents the activity of the portion of the deferred revenue liability relating to set-up fees. We expect to recognize $13.5 million of the balance as of September 30, 2024 as revenue over the next 12 months with the remaining amount recognized thereafter.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Balance, beginning of period	$18,360	$16,978	$17,603	$14,999
Invoiced set-up fees	3,866	4,496	13,387	14,493
Recognized set-up fees	(4,519)	(4,225)	(13,283)	(12,243)
Balance, end of period	$17,707	$17,249	$17,707	$17,249
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
Deferred Revenue
We recognized revenue of $61.8 million and $52.4 million in the nine months ended September 30, 2024 and 2023, respectively, from amounts included in deferred revenue at the beginning of the period.
NOTE D – Deferred Costs
The deferred costs activity was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Balance, beginning of period	$84,928	$75,255	$82,750	$70,179
Incurred deferred costs	22,532	20,094	67,483	57,632
Amortized deferred costs	(21,993)	(16,303)	(64,766)	(48,765)
Balance, end of period	$85,467	$79,046	$85,467	$79,046

SPS COMMERCE, INC.	11	Form 10-Q for the Quarterly Period ended September 30, 2024

NOTE E – Fair Value Measurements
Cash equivalents and investments, as measured at fair value on a recurring basis, consisted of the following:

	September 30, 2024				December 31, 2023
	Fair Value Level	Amortized Cost	Unrealized Gains (Losses), net	Fair Value	Fair Value Level	Amortized Cost	Unrealized Gains (Losses), net	Fair Value
(in thousands)
Cash equivalents:
Money market funds	Level 1	$135,700	$—	$135,700	Level 1	$161,233	$—	$161,233
Investments:
Certificates of deposit	Level 2	6,931	—	6,931	Level 1	6,805	—	6,805
Marketable securities:
Commercial paper	Level 2	—	—	—	Level 2	48,860	694	49,554
		$142,631	$—	$142,631		$216,898	$694	$217,592

NOTE F – Allowance for Credit Losses
The allowance for credit losses activity, included in accounts receivable, net, was as follows:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Balance, beginning of period	$3,320	$3,066
Provision for credit losses	6,239	4,004
Write-offs, net of recoveries	(5,085)	(3,993)
Balance, end of period	$4,474	$3,077
NOTE G – Property and Equipment, Net
Property and equipment, net consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023
Internally developed software	$69,727	$60,396
Computer equipment	35,904	34,402
Leasehold improvements	15,381	15,387
Office equipment and furniture	10,980	10,966
Property and equipment, cost	131,992	121,151
Less: accumulated depreciation and amortization	(95,844)	(85,108)
Total property and equipment, net	$36,148	$36,043

Property and equipment, net located at subsidiary and office locations outside of the U.S. was as follows:

	September 30, 2024	December 31, 2023
International property and equipment	18%	15%

SPS COMMERCE, INC.	12	Form 10-Q for the Quarterly Period ended September 30, 2024

NOTE H – Goodwill and Intangible Assets, Net
Goodwill
The activity in goodwill was as follows:

(in thousands)	Nine Months Ended September 30, 2024
Balance, beginning of period	$249,176
Addition from business acquisitions	173,164
Foreign currency translation	(649)
Remeasurement from provisional purchase accounting amount	1,817
Balance, end of period	$423,508
Intangible Assets
Intangible assets, net consisted of the following:

	September 30, 2024
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net	Weighted Average Remaining Amortization Period
Subscriber relationships	$126,423	$(41,513)	$(138)	$84,772	6.2 years
Developed technology	105,518	(22,151)	(8)	83,359	6.6 years
	$231,941	$(63,664)	$(146)	$168,131	6.4 years

	December 31, 2023
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net	Weighted Average Remaining Amortization Period
Subscriber relationships	$105,228	$(32,097)	$724	$73,855	6.6 years
Developed technology	48,843	(15,669)	315	33,489	5.0 years
	$154,071	$(47,766)	$1,039	$107,344	6.1 years
The estimated future annual amortization expense related to intangible assets is as follows:

(in thousands)
Remainder of 2024	$7,231
2025	28,792
2026	27,788
2027	27,314
2028	25,974
Thereafter	51,032
Total future amortization	$168,131

SPS COMMERCE, INC.	13	Form 10-Q for the Quarterly Period ended September 30, 2024

NOTE I – Commitments and Contingencies
Leases
The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Operating lease cost	$884	$729	$2,496	$2,306
Variable lease cost	824	909	2,743	2,787
	$1,708	$1,638	$5,239	$5,093
Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$3,801	$3,835
Right-of-use assets obtained in exchange for operating lease liabilities	2,554	1,072
Supplemental balance sheet information related to operating leases was as follows:

	September 30, 2024	December 31, 2023
Weighted-average remaining lease term	2.6 years	3.1 years
Weighted-average discount rate	4.2%	4.0%
At September 30, 2024, our future minimum payments under operating leases were as follows:

(in thousands)
Remainder of 2024	$1,716
2025	5,460
2026	4,784
2027	1,740
Thereafter	240
Total future gross payments	$13,940
Less: imputed interest	(770)
Total operating lease liabilities	$13,170
Purchase Commitments
We have entered into separate noncancelable agreements with computing infrastructure, productivity software, customer relationship management, and performance and security data analytics vendors for services through 2026. At September 30, 2024, our remaining purchase commitments and estimated purchase timing were as follows:

(in thousands)
Remainder of 2024	$2,890
2025	14,187
2026	4,692
Total estimated future purchases	$21,769

SPS COMMERCE, INC.	14	Form 10-Q for the Quarterly Period ended September 30, 2024

NOTE J – Stockholders’ Equity
Share Repurchase Programs
Our board of directors has authorized multiple non-concurrent programs to repurchase our common stock. Details of the programs and activity thereunder through September 30, 2024 were as follows:

(in thousands)	Effective Date	Expiration Date	Share Value Authorized for Repurchase	Share Value Repurchased	Unused & Expired Share Repurchase Value	Share Value Available for Future Repurchase
2022 Program	August 2022	July 2024	$50,000	$40,556	$9,444	N/A
2024 Program	August 2024	July 2026	100,000	—	N/A	$100,000
Share repurchases are accounted for as the trade date occurs and are reflected in the condensed consolidated financial statements net of the costs incurred to acquire the shares. Share repurchases that have not yet settled in cash are included in accrued expenses in the condensed consolidated balance sheet. The share repurchase activity by period was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except shares and per share amounts)	2024	2023	2024	2023
Number of shares repurchased	456	—	205,331	—
Total share repurchased cost	$84	$—	$37,567	$—
Average total cost per repurchased share	$184.21	$—	$182.96	$—
Treasury Stock Reissuance
In connection with the acquisitions of SupplyPike and Traverse Systems, the Company re-issued treasury shares as part of the purchase considerations (see Note B – Business Combinations for further information). Treasury stock reissuances are accounted for using the specific identification method, with gains (or losses to the extent of previously recognized gains) recognized in additional paid-in capital and any remaining loss recorded in retained earnings.
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
We recognize stock-based compensation expense based on grant date award fair value. This cost is recognized over the period for which the employee is required to provide service in exchange for the award or the award performance period, except for expenses relating to retirement-eligible employees. If retirement-eligible employees have not given their required notice, expense is recognized on a pro-rata basis over the notice period prior to retirement; if they have given their notice, expense is recognized over the notice period; if they have given their notice and completed the notice period, expense is recognized upon grant. At September 30, 2024, there were 12.3 million shares available for grant under approved equity compensation plans.

SPS COMMERCE, INC.	15	Form 10-Q for the Quarterly Period ended September 30, 2024

Stock-based compensation expense was allocated in the condensed consolidated statements of comprehensive income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Cost of revenues	$1,412	$2,506	$8,224	$7,595
Operating expenses
Sales and marketing	2,820	2,428	9,776	7,379
Research and development	1,939	1,798	7,001	5,387
General and administrative	4,581	4,704	17,263	15,736
	$10,752	$11,436	$42,264	$36,097
Stock-based compensation expense by grant type or plan was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Stock options	$514	$487	$1,517	$1,472
PSUs	2,260	2,812	7,149	10,236
RSUs & DSUs	6,309	6,722	28,751	20,165
RSAs	112	122	329	345
ESPP	800	637	2,323	1,974
401(k) stock match	757	656	2,195	1,905
	$10,752	$11,436	$42,264	$36,097
As of September 30, 2024, there was $78.9 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a primarily straight-line basis over a weighted average period of 2.5 years.
Stock Options
Our stock option activity was as follows:

	Nine Months Ended September 30, 2024
	Options (#)	Weighted Average Exercise Price ($/share)
Outstanding, beginning of period	346,822	$80.02
Granted	36,993	197.42
Exercised	(85,364)	49.18
Forfeited	(2,094)	158.63
Outstanding, end of period	296,357	$103.01
Of the total outstanding options at September 30, 2024, 0.2 million were exercisable. The outstanding and exercisable options had a weighted average exercise price of $83.65 per share and a weighted average remaining contractual life of 3.0 years.

SPS COMMERCE, INC.	16	Form 10-Q for the Quarterly Period ended September 30, 2024

The weighted average grant date fair value of options granted during the nine months ended September 30, 2024 was $69.82 per share. This was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

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
Activity for our PSUs, RSUs, RSAs, and DSUs in aggregate was as follows:

	Nine Months Ended September 30, 2024
	#	Weighted Average Grant Date Fair Value ($/share)
Outstanding, beginning of period	773,414	$147.50
Granted	409,843	185.73
Vested and common stock issued	(403,291)	124.30
Forfeited	(33,725)	180.49
Outstanding, end of period	746,241	$179.54
The number of PSUs, RSUs, RSAs, and DSUs outstanding at September 30, 2024 included less than 0.1 million units that have vested, but the shares of common stock have not yet been issued, pursuant to the terms of the underlying agreements.
Employee Stock Purchase Plan
Our ESPP activity was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except shares)	2024	2023	2024	2023
Amounts for shares purchased	$453	$344	$5,672	$4,481
Shares purchased	2,833	3,159	35,416	41,384
A total of 1.6 million shares of common stock are reserved for issuance under the plan at September 30, 2024.
The fair value was estimated based on the market price of our common stock at the beginning of the offering period using the following assumptions:

Life (in years)	0.5
Volatility	30.9%
Dividend yield	—
Risk-free interest rate	5.3%

SPS COMMERCE, INC.	17	Form 10-Q for the Quarterly Period ended September 30, 2024

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

NOTE M – Other Income and Expense
Other income, net included the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Investment income	$2,704	$2,635	$8,377	$5,372
Realized gain from foreign currency on cash and investments held	1,077	98	2,636	525
Other expense, net	(3)	(1,031)	(47)	(1,038)
Total other income, net	$3,778	$1,702	$10,966	$4,859

NOTE N – Net Income Per Share
The components and computation of basic and diluted net income per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Numerator
Net income	$23,460	$16,842	$59,495	$46,813
Denominator
Weighted average common shares outstanding, basic	37,447	36,728	37,192	36,584
Options to purchase common stock and ESPP	145	256	159	279
PSUs, RSUs, RSAs, and DSUs	404	600	434	554
Weighted average common shares outstanding, diluted	37,996	37,584	37,785	37,417
Net income per share
Basic	$0.63	$0.46	$1.60	$1.28
Diluted	$0.62	$0.45	$1.57	$1.25
The number of outstanding potential common shares that were excluded from the calculation of diluted net income per share as they were anti-dilutive was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Anti-dilutive shares	130	40	118	43

SPS COMMERCE, INC.	18	Form 10-Q for the Quarterly Period ended September 30, 2024

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

SPS COMMERCE, INC.	19	Form 10-Q for the Quarterly Period ended September 30, 2024

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
Results of Operations
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
The following table presents our results of operations for the periods indicated:

	Three Months Ended September 30,
	2024		2023		Change
($ in thousands)	$	% of revenue(1)	$	% of revenue(1)	$	%(2)
Revenues	$163,686	100%	$135,661	100%	$28,025	21%
Cost of revenues	51,624	32	45,521	34	6,103	13
Gross profit	112,062	68	90,140	66	21,922	24
Operating expenses
Sales and marketing	37,577	23	30,289	22	7,288	24
Research and development	15,292	9	13,558	10	1,734	13
General and administrative	27,152	17	21,906	16	5,246	24
Amortization of intangible assets	6,470	4	3,788	3	2,682	71
Total operating expenses	86,491	53	69,541	51	16,950	24
Income from operations	25,571	16	20,599	15	4,972	24
Other income, net	3,778	2	1,702	1	2,076	NM
Income before income taxes	29,349	18	22,301	16	7,048	32
Income tax expense	5,889	4	5,459	4	430	8
Net income	$23,460	14%	$16,842	12%	$6,618	39%

(1) Amounts in column may not foot due to rounding
(2) NM = not meaningful
Revenues - Revenues increased for the 95th consecutive quarter. The increase in revenue period-over-period resulted primarily from the increase in average recurring revenues per recurring revenue customer, which we also refer to as wallet share. Additionally, the revenue growth was attributable to an increase in recurring revenue customers, which is driven primarily by continued business growth and by business acquisitions.
•Wallet share increased 18% to approximately $13,700 for the three months ended September 30, 2024 from approximately $11,650 for the same period in 2023. This was primarily attributable to increased usage of our products by our recurring revenue customers.
•The number of recurring revenue customers increased 2% to approximately 45,200 at September 30, 2024 from approximately 44,500 at September 30, 2023, primarily due to sales and marketing efforts to acquire new customers and recent acquisitions. New recurring revenue customers do not have a meaningful contribution to revenue at the beginning of their tenure as our recurring revenue customer, and therefore a majority of the increased revenue was generated from existing recurring revenue customers.

SPS COMMERCE, INC.	20	Form 10-Q for the Quarterly Period ended September 30, 2024

•Approximately 1,000 recurring revenue customers were added in September 2023 due to the acquisition of the existing customer base of TIE Kinetix. Additionally, approximately 50 recurring revenue customers were added in May 2024 due to the acquisition of the existing customer base of Traverse Systems, and approximately 200 recurring revenue customers were added in July 2024 due to the acquisition of the existing customer base of SupplyPike.
Recurring revenues increased 21% to $154.5 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Recurring revenues accounted for 94% of our total revenues for the three months ended September 30, 2024 and 2023. We anticipate that the number of recurring revenue customers and wallet share will continue to increase as we execute our growth strategy focused on further penetration of our market.
Cost of Revenues - The increase in cost of revenues was primarily due to increased headcount, which resulted in an increase of $4.7 million in personnel-related costs.
Sales and Marketing Expenses - The increase in sales and marketing expense was primarily due to increased headcount, which resulted in an increase of $5.0 million in personnel-related costs.
Research and Development Expenses - The increase in research and development expense was primarily due to increased headcount, which resulted in an increase of $2.4 million in personnel-related costs.
General and Administrative Expenses - The increase in general and administrative expense was primarily due to increased headcount, which resulted in an increase of $1.7 million in personnel-related costs. Additionally, there was an expense increase of $1.1 million associated with current and projected future credit losses and overall business growth.
Amortization of Intangible Assets - The increase in amortization of intangible assets was driven by acquired intangible assets related to recent business combinations.
Other Income, Net - The increase in other income, net was primarily due to realized gains from favorable foreign currency exchange rates.
Income Tax Expense - The increase in income tax expense was primarily driven by increases in pre-tax income and our US state effective rate, as partially offset by favorable return to provision adjustments made in the current period.
Adjusted EBITDA - Adjusted EBITDA consists of net income adjusted for income tax expense, depreciation and amortization expense, stock-based compensation expense, realized gain or loss from foreign currency on cash and investments held, investment income, and other adjustments as necessary for a fair presentation. Other adjustments for the three months ended September 30, 2024 included the expense impacts from disposals of certain capitalized internally developed software and one-time acquisition-related insurance costs. Other adjustments for the three months ended September 30, 2023 included the expense impact from acquisition-related employee severance costs. Net income is the comparable GAAP measure of financial performance.
The following table provides a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended September 30,
(in thousands)	2024	2023
Net income	$23,460	$16,842
Income tax expense	5,889	5,459
Depreciation and amortization of property and equipment	4,633	4,675
Amortization of intangible assets	6,470	3,788
Stock-based compensation expense	10,752	11,436
Realized gain from foreign currency on cash and investments held	(1,077)	(98)
Investment income	(2,704)	(2,635)
Other	978	1,036
Adjusted EBITDA	$48,401	$40,503

SPS COMMERCE, INC.	21	Form 10-Q for the Quarterly Period ended September 30, 2024

Adjusted EBITDA Margin - Adjusted EBITDA Margin consists of Adjusted EBITDA divided by revenue. Margin, the comparable GAAP measure of financial performance, consists of net income divided by revenue.
The following table provides a comparison of Margin to Adjusted EBITDA Margin:

	Three Months Ended September 30,
(in thousands, except Margin and Adjusted EBITDA Margin)	2024	2023
Revenue	$163,686	$135,661

Net income	23,460	16,842
Margin	14%	12%

Adjusted EBITDA	48,401	40,503
Adjusted EBITDA Margin	30%	30%
Non-GAAP Income per Share - Non-GAAP income per share consists of net income adjusted for stock-based compensation expense, amortization expense related to intangible assets, realized gain or loss from foreign currency on cash and investments held, other adjustments as necessary for a fair presentation, including for the three months ended September 30, 2024 the expense impacts from disposals of certain capitalized internally developed software and one-time acquisition-related insurance costs and for the three months ended September 30, 2023 the expense impact from acquisition-related employee severance costs, and the corresponding tax impacts of the adjustments to net income, divided by the weighted average number of shares of common and diluted stock outstanding during each period. Net income per share, the comparable GAAP measure of financial performance, consists of net income divided by the weighted average number of shares of common and diluted stock outstanding during each period. To quantify the tax effects, we recalculated income tax expense excluding the direct book and tax effects of the specific items constituting the non-GAAP adjustments. The difference between this recalculated income tax expense and GAAP income tax expense is presented as the income tax effect of the non-GAAP adjustments.
The following table provides a reconciliation of net income per share to non-GAAP income per share:

	Three Months Ended September 30,
(in thousands, except per share amounts)	2024	2023
Net income	$23,460	$16,842
Stock-based compensation expense	10,752	11,436
Amortization of intangible assets	6,470	3,788
Realized gain from foreign currency on cash and investments held	(1,077)	(98)
Other	978	1,036
Income tax effects of adjustments	(5,514)	(4,981)
Non-GAAP income	$35,069	$28,023

Shares used to compute net income and non-GAAP income per share
Basic	37,447	36,728
Diluted	37,996	37,584

Net income per share, basic	$0.63	$0.46
Non-GAAP adjustments to net income per share, basic	0.31	0.30
Non-GAAP income per share, basic	$0.94	$0.76

Net income per share, diluted	$0.62	$0.45
Non-GAAP adjustments to net income per share, diluted	0.30	0.30
Non-GAAP income per share, diluted	$0.92	$0.75

SPS COMMERCE, INC.	22	Form 10-Q for the Quarterly Period ended September 30, 2024

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
The following table presents our results of operations for the periods indicated:

	Nine Months Ended September 30,
	2024		2023		Change
($ in thousands)	$	% of revenue(1)	$	% of revenue(1)	$	%(2)
Revenues	$466,858	100%	$391,945	100%	$74,913	19%
Cost of revenues	155,129	33	133,029	34	22,100	17
Gross profit	311,729	67	258,916	66	52,813	20
Operating expenses
Sales and marketing	109,700	23	89,722	23	19,978	22
Research and development	45,667	10	39,438	10	6,229	16
General and administrative	76,575	16	64,275	16	12,300	19
Amortization of intangible assets	15,648	3	11,118	3	4,530	41
Total operating expenses	247,590	53	204,553	52	43,037	21
Income from operations	64,139	14	54,363	14	9,776	18
Other income, net	10,966	2	4,859	1	6,107	NM
Income before income taxes	75,105	16	59,222	15	15,883	27
Income tax expense	15,610	3	12,409	3	3,201	26
Net income	$59,495	13%	$46,813	12%	$12,682	27%

(1) Amounts in column may not foot due to rounding
(2) NM = "not meaningful"
Revenues - Revenues increased for the 95th consecutive quarter. The increase in revenue period-over-period resulted primarily from the increase in average recurring revenues per recurring revenue customer, which we also refer to as wallet share. Additionally, the revenue growth was attributable to an increase in recurring revenue customers, which is driven primarily by continued business growth and by business acquisitions.
•Wallet share increased 16% to approximately $13,000 for the nine months ended September 30, 2024 from approximately $11,250 for the same period in 2023. This was primarily attributable to increased usage of our products by our recurring revenue customers.
•The number of recurring revenue customers increased 2% to approximately 45,200 at September 30, 2024 from approximately 44,500 at September 30, 2023, primarily due to sales and marketing efforts to acquire new customers and recent acquisitions. New recurring revenue customers do not have a meaningful contribution to revenue at the beginning of their tenure as our recurring revenue customer, and therefore a majority of the increased revenue was generated from existing recurring revenue customers.
•Approximately 1,000 recurring revenue customers were added in September 2023 due to the acquisition of the existing customer base of TIE Kinetix. Additionally, approximately 50 recurring revenue customers were added in May 2024 due to the acquisition of the existing customer base of Traverse Systems, and approximately 200 recurring revenue customers were added in July 2024 due to the acquisition of the existing customer base of SupplyPike.
Recurring revenues increased 20% to $438.1 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. Recurring revenues accounted for 94% of our total revenues for the nine months ended September 30, 2024 compared to 93% for the same period in 2023. We anticipate that the number of recurring revenue customers and wallet share will continue to increase as we execute our growth strategy focused on further penetration of our market.

SPS COMMERCE, INC.	23	Form 10-Q for the Quarterly Period ended September 30, 2024

Cost of Revenues - The increase in cost of revenues was primarily due to increased headcount, which resulted in an increase of $14.1 million in personnel-related costs. Additionally, there was an increase in our software subscriptions of $3.1 million due primarily to the general growth of our business.
Sales and Marketing Expenses - The increase in sales and marketing expense was primarily due to increased headcount, which resulted in an increase of $13.2 million in personnel-related costs, and an increase of $2.4 million in stock-based compensation. Additionally, there was an increase of $2.2 million in product management costs.
Research and Development Expenses - The increase in research and development expense was primarily due to increased headcount, which resulted in an increase of $5.4 million in personnel-related costs.
General and Administrative Expenses - The increase in general and administrative expense was primarily due to increased headcount, which resulted in an increase of $5.2 million in personnel-related costs. Additionally, there was an expense increase of $2.2 million associated with current and projected future credit losses and overall business growth.
Amortization of Intangible Assets - The increase in amortization of intangible assets was driven by acquired intangible assets related to recent business combinations.
Other Income, Net - The increase in other income, net was primarily due to increased investment income from favorable investment allocations and realized gains due to favorable foreign currency exchange rates.
Income Tax Expense - The increase in income tax expense was primarily driven by an increase in pre-tax income, as well as decreases in the excess tax benefits from current period equity award settlements, as partially offset by a decrease in nondeductible compensation. Excess tax benefits generated upon the settlement or exercise of stock awards are recognized as a reduction to income tax expense and, as a result, we expect that our annual effective income tax rate will fluctuate.
Adjusted EBITDA - Adjusted EBITDA consists of net income adjusted for income tax expense, depreciation and amortization expense, stock-based compensation expense, realized gain or loss from foreign currency on cash and investments held, investment income, and other adjustments as necessary for a fair presentation. Other adjustments for the nine months ended September 30, 2024 included the expense impacts from disposals of certain capitalized internally developed software and one-time acquisition-related insurance costs. Other adjustments for the nine months ended September 30, 2023 included the expense impacts from acquisition-related employee severance costs and disposals of certain capitalized internally developed software. Net income is the comparable GAAP measure of financial performance.
The following table provides a reconciliation of net income to Adjusted EBITDA:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Net income	$59,495	$46,813
Income tax expense	15,610	12,409
Depreciation and amortization of property and equipment	14,010	13,964
Amortization of intangible assets	15,648	11,118
Stock-based compensation expense	42,264	36,097
Realized gain from foreign currency on cash and investments held	(2,636)	(525)
Investment income	(8,377)	(5,372)
Other	978	1,170
Adjusted EBITDA	$136,992	$115,674
Adjusted EBITDA Margin - Adjusted EBITDA Margin consists of Adjusted EBITDA divided by revenue. Margin, the comparable GAAP measure of financial performance, consists of net income divided by revenue.

SPS COMMERCE, INC.	24	Form 10-Q for the Quarterly Period ended September 30, 2024

The following table provides a comparison of Margin to Adjusted EBITDA Margin:

	Nine Months Ended September 30,
(in thousands, except Margin and Adjusted EBITDA Margin)	2024	2023
Revenue	$466,858	$391,945

Net income	59,495	46,813
Margin	13%	12%

Adjusted EBITDA	136,992	115,674
Adjusted EBITDA Margin	29%	30%
Non-GAAP Income per Share - Non-GAAP income per share consists of net income adjusted for stock-based compensation expense, amortization expense related to intangible assets, realized gain or loss from foreign currency on cash and investments held, other adjustments as necessary for a fair presentation, including for the nine months ended September 30, 2024 the expense impacts from disposals of certain capitalized internally developed software and one-time acquisition-related insurance costs and for the nine months ended September 30, 2023 the expense impacts from acquisition-related employee severance costs and disposals of certain capitalized internally developed software, and the corresponding tax impacts of the adjustments to net income, divided by the weighted average number of shares of common and diluted stock outstanding during each period. Net income per share, the comparable GAAP measure of financial performance, consists of net income divided by the weighted average number of shares of common and diluted stock outstanding during each period. To quantify the tax effects, we recalculated income tax expense excluding the direct book and tax effects of the specific items constituting the non-GAAP adjustments. The difference between this recalculated income tax expense and GAAP income tax expense is presented as the income tax effect of the non-GAAP adjustments.
The following table provides a reconciliation of net income per share to non-GAAP income per share:

	Nine Months Ended September 30,
(in thousands, except per share amounts)	2024	2023
Net income	$59,495	$46,813
Stock-based compensation expense	42,264	36,097
Amortization of intangible assets	15,648	11,118
Realized gain from foreign currency on cash and investments held	(2,636)	(525)
Other	978	1,170
Income tax effects of adjustments	(18,134)	(16,089)
Non-GAAP income	$97,615	$78,584

Shares used to compute net income and non-GAAP income per share
Basic	37,192	36,584
Diluted	37,785	37,417

Net income per share, basic	$1.60	$1.28
Non-GAAP adjustments to net income per share, basic	1.02	0.87
Non-GAAP income per share, basic	$2.62	$2.15

Net income per share, diluted	$1.57	$1.25
Non-GAAP adjustments to net income per share, diluted	1.01	0.85
Non-GAAP income per share, diluted	$2.58	$2.10

SPS COMMERCE, INC.	25	Form 10-Q for the Quarterly Period ended September 30, 2024

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
During the nine months ended September 30, 2024, there were no changes in our critical accounting policies or estimates. For additional information regarding our critical accounting policies and estimates, see the discussion under "Critical Accounting Policies and Estimates" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC.
Liquidity and Capital Resources
Sources of Liquidity
As of September 30, 2024, our principal sources of liquidity were cash and cash equivalents and short-term investments totaling $205.8 million and net accounts receivable of $55.6 million. Our investments are selected in accordance with our investment policy, with a goal to preserve principal, provide liquidity, and maximize income consistent with minimizing risk of material loss. Our cash equivalents and short-term investments are generally held in highly liquid money market funds, certificates of deposit, and commercial paper.
Statements of Cash Flows Summary
The summary of activity within the condensed consolidated statements of cash flows was as follows:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Net cash provided by operating activities	$116,836	$99,512
Net cash used in investing activities	(110,227)	(93,448)
Net cash provided by (used in) financing activities	(27,697)	10,005
Operating Activities
The increase in cash provided by operating activities from the nine months ended September 30, 2023 to the nine months ended September 30, 2024 was primarily due to an increase in net income as adjusted for non-cash expenses, of $25.0 million, driven by continued growth in revenue, as partially offset by cash paid for expenses to operate the growing business. Additionally, fluctuations in operating assets and liabilities resulted in a decrease of $7.7 million, driven by changes in the amount and timing of settlements and general growth of the business.
Investing Activities
The increase in cash used in investing activities from the nine months ended September 30, 2023 to the nine months ended September 30, 2024 was primarily due to an increase in cash used to acquire businesses of $77.2 million year-over-year to further grow our business, partially offset by an increase in cash provided by net maturities of investments of $58.8 million year-over-year.

SPS COMMERCE, INC.	26	Form 10-Q for the Quarterly Period ended September 30, 2024

Financing Activities
The increase in cash used in financing activities from the nine months ended September 30, 2023 to the nine months ended September 30, 2024 was primarily due to an increase in cash used for share repurchases of $37.6 million year-over-year to continue to deliver shareholder value.
Contractual and Commercial Commitment Summary
Our contractual obligations and commercial commitments as of September 30, 2024 are summarized below:

	Payments Due by Period
(in thousands)	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Operating lease obligations, including imputed interest	$5,474	$8,125	$284	$57	$13,940
Purchase commitments	13,799	7,970	—	—	21,769
Total	$19,273	$16,095	$284	$57	$35,709
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
Inflation and changing prices did not have a material effect on our business during the nine months ended September 30, 2024 and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

SPS COMMERCE, INC.	27	Form 10-Q for the Quarterly Period ended September 30, 2024

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
We did not have any variable interest rate outstanding debt as of September 30, 2024. Therefore, we do not have any material risk to interest rate fluctuations.
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
Our sales are primarily denominated in U.S. dollars. Our expenses are generally denominated in the local currencies in which our operations are located. As of September 30, 2024, we maintained 15% of our total cash and cash equivalents and investments in foreign currencies.
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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
In May 2024 we acquired the Traverse Systems business and in July 2024 we acquired the SupplyPike business. Pursuant to the SEC’s general guidance that the assessment of a recently acquired business' internal control over financial reporting may be omitted in the year of acquisition, we anticipate the scope of our assessment as of December 31, 2024 will exclude the operations for Traverse Systems and SupplyPike. We are currently in the process of incorporating internal controls specific to Traverse Systems and SupplyPike that we believe are appropriate and necessary to consolidate and report upon our financial results. Excluding net intangible assets and goodwill, Traverse Systems and SupplyPike combined represented less than 5% of our consolidated assets as of September 30, 2024 and less than 5% of our consolidated revenues for the nine months ended September 30, 2024.

SPS COMMERCE, INC.	28	Form 10-Q for the Quarterly Period ended September 30, 2024

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities
On July 31, 2024, we issued 404,587 shares of our common stock to the sellers of SupplyPike as partial consideration for the acquisition. The issuance of these shares of common stock was exempt from registration under the Securities Act of 1933 ("Securities Act") pursuant to Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.
(c) Share Repurchases

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (1)(2)
July 1 - 31, 2024	456	$184.21	456	$9,445,000
August 1 - 31, 2024	—	—	—	100,000,000
September 1 - 30, 2024	—	—	—	100,000,000
Total	456	$184.21	456	$100,000,000
For more information regarding our share repurchase programs, refer to Note J to our condensed consolidated financial statements, included in Part I of this Quarterly Report on Form 10-Q.
(1) On July 26, 2022 (announced July 27, 2022), our board of directors authorized a program to repurchase up to $50.0 million of our common stock, excluding costs to obtain. Under the program, purchases may be made from time to time in the open market or in privately negotiated purchases, or both. At the program's expiration, July 26, 2024, $9.4 million of unused share repurchase value expired from the program.
(2) On July 23, 2024 (announced July 25, 2024), our board of directors authorized a program to repurchase up to $100.0 million of our common stock, excluding costs to obtain. Under the program, purchases may be made from time to time in the open market or in privately negotiated purchases, or both. The share repurchase program became effective August 23, 2024 and expires on July 24, 2026.
Item 3.    Defaults Upon Senior Securities
Not Applicable.
Item 4.    Mine Safety Disclosures
Not Applicable.

SPS COMMERCE, INC.	29	Form 10-Q for the Quarterly Period ended September 30, 2024

Item 5.    Other Information
Insider Adoption or Termination of Trading Arrangements
During the three months ended September 30, 2024, the following directors and officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted written plans for the sale of our securities that are intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act:

Name	Title	Adoption Date	Earliest Sale Date	Expiration or Termination Date	Aggregate Number of Shares of the Company's Common Stock to be Sold(1)
Marty Reaume	Director	August 22, 2024	January 2, 2025	May 14, 2025	7,558
Jamie Thingelstad	Chief Technology Officer	September 5, 2024	December 31, 2024	May 23, 2025	18,537
(1) The number of shares is the maximum number of shares to be sold but the actual activity may be lower. Transaction(s) may be contingent upon future events such as performance factors, tax withholding obligations, and/or future market price(s).

There were no other Rule 10b5-1(c) trading arrangements or non-Rule 10b5-1(c) trading arrangements adopted, modified or terminated by the Company's officers and directors during the three months ended September 30, 2024.
Item 6.    Exhibits

Number	Description
3.1	Tenth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on May 16, 2024).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Form 10-K filed with the SEC on February 21, 2023).

10.1	Registration Rights and Lock-Up Agreement, dated July 31, 2024 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 1, 2024).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T (filed herewith). The XBRL instance document does not appear in the Interactive Data File because its tags are embedded within the Inline XBRL document.

104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL.

SPS COMMERCE, INC.	30	Form 10-Q for the Quarterly Period ended September 30, 2024

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 24, 2024	SPS COMMERCE, INC.

/s/ KIMBERLY NELSON
Kimberly Nelson
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

SPS COMMERCE, INC.	31	Form 10-Q for the Quarterly Period ended September 30, 2024