Form 10-K
period 2024-12-31
SPS COMMERCE INC
filed 2025-02-19
CIK 1092699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of the registrant’s common stock held by non-affiliates of the registrant (based upon the closing sale price of $188.16 per share on the Nasdaq Global Market on such date) was approximately $7.0 billion.
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of February 11, 2025 was 37,773,837 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2025 (the “2025 Proxy Statement”), which is expected to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III of this Annual Report on Form 10-K.

Auditor Firm Id:	185	Auditor Name:	KPMG, LLP	Auditor Location:	Minneapolis, MN

SPS COMMERCE, INC.
ANNUAL REPORT ON FORM 10-K
Unless the context otherwise requires, for purposes of the Annual Report on Form 10-K, the words “we,” “us,” “our,” the “Company,” “SPS,” and “SPS Commerce” refer to SPS Commerce, Inc.

SPS COMMERCE, INC.	2	Form 10-K for the Annual Period ended December 31, 2024

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward looking statements regarding us, our business prospects and our results of operations are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Similarly, statements that describe our future plans, objectives or goals are also forward-looking. Forward-looking statements may also be made from time to time in oral presentations, including telephone conferences and/or webcasts open to the public. Shareholders, potential investors, and others are cautioned that all forward-looking statements involve risks and uncertainties that could cause results in future periods to differ materially from those anticipated by some of the statements made in this report, including the risks and uncertainties described in Part I, Item IA, “Risk Factors” of this Annual Report on Form 10-K for the year ended December 31, 2024, as may be updated in our subsequent Quarterly Reports on Form 10-Q or other filings from time to time. We expressly disclaim any intent or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the U.S. Securities and Exchange Commission ("SEC") that advise interested parties of the risks and factors that may affect our business.

SPS COMMERCE, INC.	3	Form 10-K for the Annual Period ended December 31, 2024

PART I
Item 1.    Business
Overview
SPS Commerce is transforming how our global retail supply chain co-operates by creating a more dynamic, interconnected community where players can more freely connect, collaborate, and prosper together. Our comprehensive suite of cloud-based products and solutions lead the industry in establishing and maintaining stronger collaboration between retailers, grocers, distributors, suppliers, manufacturers, and logistics firms around the globe.
Our products enable customers to enhance how they operate: both within their organizations and with their trading partners, with reduced operational costs and stronger supply chain performance; compete: with order and supply chain visibility, sell-through data, and optimized inventory management, and; adapt: through the limitless access to connect and grow with the world’s largest retail network of trading partners that only SPS Commerce can offer.
As of December 31, 2024, we had approximately 45,350 customers with an active recurring revenue contract at the end of the period, which we refer to as recurring revenue customers, across approximately 90 countries. Once connected to the SPS Commerce cloud-based retail network, our recurring revenue customers often require additional integrations to new organizations that represent an expansion of our cloud-based network and new sources of revenues for us.
For the years ended December 31, 2024, 2023, and 2022, we generated revenues of $637.8 million, $536.9 million, and $450.9 million, respectively. Our quarter ended December 31, 2024 represented our 96th consecutive quarter of revenue growth. Recurring revenues from recurring revenue customers accounted for 94%, 94%, and 93% of our total revenues for the years ended December 31, 2024, 2023, and 2022, respectively. Our revenues are not concentrated with any customer, as our largest customer represented less than 1% of total revenues for the years ended December 31, 2024, 2023, and 2022.
Increasing Demand for a Retail Network
The retail industry is constantly evolving, and consumers expect more, which has accelerated the need for a more automated supply chain. To navigate disruptions and meet growing consumer demands, companies across the retail ecosystem need to integrate their operations and communications from wholesale, eCommerce, and marketplace sales channels into a single omnichannel process. These channels no longer operate independently but instead in an interconnected fashion as consumers demand more buying and delivery options. The coordination needed to manage multiple channels adds complexity to supply chains and trading partner relationships. The SPS Commerce retail network offers a single destination where companies can manage item details, orders, shipments, invoices, and much more for any customer and any channel.
Our Products
SPS Commerce operates one of the largest retail networks in the world to improve the way retailers, grocers, distributors, suppliers, and logistics firms work together. Our recurring revenue customers use SPS Commerce products to expand and optimize the performance of their trading relationships through the network.
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
Our products include:
•Fulfillment - Our Fulfillment product offers a comprehensive solution designed to streamline supply chain operations. Our connections empower retailers, grocers, distributors, suppliers, manufacturers, and logistics firms to efficiently send and receive order data, ensuring accurate execution of required processes from order to invoicing and revenue recovery through fully automated operations. By integrating seamlessly with existing systems, Fulfillment enhances day-to-day efficiency, reduces errors, and provides real-time visibility across all of our customers' order channels.

SPS COMMERCE, INC.	4	Form 10-K for the Annual Period ended December 31, 2024

•Analytics - Our Analytics product simplifies managing sell-through data from our customers’ business partners. We handle data acquisition, cleansing, normalization, and delivery. Our pre-built dashboards create custom reports, or integrate data with existing tools, to gain insights to enhance product performance, forecasting, pricing, and inventory management.
•Other Products - We also have other complementary products, including:
◦Assortment - Our Assortment product simplifies the communication of robust, accurate item data by automatically translating item attributes and hierarchies through a single connection across all sales channels.
◦Community - Our Community product allows organizations to accelerate digitization of their supply chain and improve collaboration with suppliers through proven change management, onboarding programs, and supplier score carding.
In addition to these offerings, we also provide one-time services such as professional services and testing and certification.
Growing Our Network
As one of the largest providers of cloud-based services for retail supply chain management, SPS Commerce enables trading partner relationships among retailers, grocers, distributors, suppliers, manufacturers, and logistics firms that naturally lead to new customer acquisition opportunities.
“Network Effect”
Once connected to our retail network, trading partners can exchange electronic supply chain information with each other. The value of our network increases with the number of trading partners connected to it. After joining our retail network, customers often find that many of their existing or new trading partners are already on the network, allowing for easy connections. The addition of each new customer enables that customer to communicate with our existing customers and permits our existing customers to do business with the new customer. This “network effect” of adding additional customers to our products’ infrastructure creates a significant opportunity for existing customers to realize incremental sales by working with our new trading partners and vice versa. As a result of this increased volume of activity among our network participants, we earn additional revenues from these participants.
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
Direct Marketing - We employ various marketing strategies. Our marketing programs include a variety of lead generating activities including digital marketing, account-based marketing, conferences and trade shows, sponsored events, and public relations activities targeted at key decision makers within our prospective customers.
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

SPS COMMERCE, INC.	5	Form 10-K for the Annual Period ended December 31, 2024

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
•Expand Our International Presence - We believe our presence in Asia Pacific and Europe has created a foundation to expand our global presence. We plan to increase our global sales efforts to obtain new customers around the world. We intend to leverage our current global presence to increase the number of integrations we have with retailers in foreign markets to make our products more valuable to their trading partners based overseas.
•Enhance and Expand Our Services - We intend to further improve and develop the functionality and features of our cloud-based products, including, from time to time, developing new offerings and applications.
•Selectively Pursue Strategic Acquisitions - The nature of our market provides an opportunity for selective acquisitions. We plan to continue to evaluate potential acquisitions based on the number of new customers, revenue, functionality, or geographic reach the acquisition would provide relative to the purchase price, and our ability to integrate and operate the acquired business. In 2024, we acquired SupplyPike, Inc. ("SupplyPike"), a revenue recovery solution, Traverse Systems LLC ("Traverse Systems"), an industry-leading provider in retailer supply chain performance and vendor management, and Vision33's SAP Business One SPS Integration Technology. These acquisitions further extend the capabilities of our network and added new customers and technology.
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

SPS COMMERCE, INC.	6	Form 10-K for the Annual Period ended December 31, 2024

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
Our cloud-service model treats all customers as logically separate tenants within a shared virtual infrastructure. As a result, we spread the cost of delivering our products across our customer base. Because we do not manage thousands of distinct applications with their own business logic and database schemas, we can scale our business faster than traditional software vendors, even those that modified their products to be accessible over the internet.
Development
Our research and development efforts focus on maintaining, improving, and enhancing our existing products, as well as developing new products and applications. Our multi-tenant products serve all of our customers, which allows us to maintain relatively low research and development expenses and release software updates more frequently compared to traditional on-premise licensed software products that support multiple versions. Our development efforts take place at our United States ("U.S.") locations in Minnesota, Iowa, Arkansas, and New Jersey, as well as in Melbourne, Australia; Toronto, Canada; Breukelen, Netherlands; and Kyiv, Ukraine.
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
•Events - Highlights our presence at industry trade shows and orchestrates virtual and in-person events.

SPS COMMERCE, INC.	7	Form 10-K for the Annual Period ended December 31, 2024

Customer Success
The Customer Success team includes retail and technology experts who implement our products on our customers' behalf, provide ongoing support, and collaborate with accounts to identify opportunities for added value from their existing products. This team focuses on delivering services that build customer satisfaction and result in high customer retention rates.
Competition
Vendors in the supply chain management industry offer products through three delivery methods: traditional on-premise software, managed services, and cloud-based full-service products.
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
Cloud-service vendors also compete with traditional on-premise software companies. Traditional on-premise software uses a single-tenant approach in which information maps to retailers are built for and used by one supplier, as compared to cloud-service products that allow multiple customers to share information maps with a retailer. Traditional on-premise requires customers to purchase, install, and manage specialized software, hardware, and value-added networks for their supply chain integration needs. Additionally, customers are required to make significant upfront and ongoing investments to purchase, operate, and maintain the software. As such, a customer may be less willing to abandon their traditional on-premise product in favor of a cloud-service product.
Managed service providers focused on the supply chain management market offer a cloud-based product in which they develop and maintain the core technology, while the customer’s internal staff is responsible for the day-to-day customization, optimization, and operations of the technology.
In contrast, full-service providers, including SPS Commerce, offer cloud-based products and expert resources that customize, optimize, and operate the technology. This approach offloads the time-intensive process of managing these products, which is not a core competency for most businesses. Full-service cloud-based vendors compete with both managed service providers and traditional on-premise software products based on the total cost of ownership and flexibility.

SPS COMMERCE, INC.	8	Form 10-K for the Annual Period ended December 31, 2024

Intellectual Property and Proprietary Content
SPS Commerce relies on a combination of copyright, trademark, patent and trade secret laws as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand. We enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties, and control access to software, documentation, and other proprietary information. We have registered trademarks and pending trademark applications in the U.S. and certain foreign countries.
Depending on the jurisdiction, trademarks are generally valid as long as they are in use or their registrations are properly maintained, and they have not been found to have become generic. Registrations of trademarks can also generally be renewed indefinitely as long as the trademarks are in use. We have two patents acquired through the acquisitions of GCommerce, Inc. and SupplyPike, Inc. Our trade secrets consist primarily of the software we have developed for our SPS Commerce cloud-based products and network. Our software is also protected under copyright law, but we do not have any registered copyrights.
Human Capital
At SPS, we recognize that our employees are crucial to our ongoing growth and success. Our core values shape our culture and serve as the foundation for fostering an engaging workplace, attracting the right talent, and developing our teams. These values also inform how we interact with customers, partners, and each other. By nurturing an inclusive and high-performing culture, we attract, retain, and reward outstanding talent, providing employees with meaningful work and opportunities for personal and professional growth.
Oversight and Governance
Our board of directors, along with the Compensation and Talent Committee, oversees our human capital management as well as our diversity, equity, and inclusion initiatives. They receive consistent updates from our Chief Human Resources Officer about key strategic initiatives and other significant human resources matters, which include hiring, development, retention, employee engagement, succession planning, compensation and benefits, and risks associated with human resources.

Our People
As of December 31, 2024, we had a total of 2,783 employees worldwide, including 1,355 in cost of revenues, 733 in sales and marketing, 461 in research and development, and 234 in general and administrative. 82% are based in North America with the remaining in Europe and Asia Pacific. The majority of our employees are engaged on a full-time basis. We also utilize third-party agencies for staff augmentation to enhance our operations. While we have statutory obligations for employee representation in certain countries, none of our U.S. employees are unionized.
38% of our global workforce identify as female and 2% did not specify their gender. Within the U.S. 17% of our employees self-identified as members of an underrepresented group. As of December 31, 2024, our executive team is comprised of 6 individuals, of which one-third are women.

Belonging@SPS
We power connections that drive the world of commerce forward, and our success depends on making strong decisions, fostering innovation, delivering unparalleled customer solutions, and driving outstanding business performance. We achieve this by creating an environment where every employee feels a true sense of belonging. We are committed to creating an environment where everyone feels welcomed, valued, and empowered to contribute meaningfully. In 2024, we launched Belonging@SPS as a thoughtful update to our diversity, equity, inclusion, and belonging ("DEI(B)") statement and strategy. This initiative was shaped by employee feedback, designed to better reflect our core values, and tailored to ensure global relevance. We bring this commitment to life by embedding it into our human resources processes and integrating it into our talent strategies.

Our Employee Resource Groups ("ERGs"), a core part of our Belonging@SPS commitment, foster employee connections across the globe, and provide learning, engagement, and community-building for all SPS Commerce employees. We added two new ERGs in 2024, the Disability Empowerment Network and A+ (Asian, Native Hawaiian & Pacific Islanders). All employees are encouraged to participate in one or more of our ERGs, which also include our Black Business Resource Group, the LGBTQ+ Group, and Women in Tech.

SPS COMMERCE, INC.	9	Form 10-K for the Annual Period ended December 31, 2024

We have taken meaningful steps to advance our commitment to diversity and inclusion by collaborating with local organizations that support underrepresented communities, including individuals with disabilities and those who are neurodiverse. Through these partnerships, we gain valuable insights into equipping our workplace with the tools and resources needed for every employee to succeed. Furthermore, our Talent Acquisition team has a focus area on recruiting individuals with disabilities and neurodiverse candidates, fostering an inclusive hiring process from initial recruitment to onboarding and ongoing professional development. Since 2021, all new hires have participated in an interactive inclusion curriculum. In 2024, we refreshed our new employee Belonging@SPS onboarding experience to identity awareness and belonging, focused on creating a safe work environment where employees feel comfortable bringing their full authentic selves to the workplace. Additionally, we continue to provide all managers with resources to support building inclusive teams.

For over a decade, SPS has invested in and supported the communities in which we live and work, focused on efforts that expand our future talent pipeline by helping to develop the workforce of tomorrow. Over the years we have invested in student programs focused on creating opportunities for high school and college students who are part of underrepresented populations including women, genderqueer and non-binary individuals, and racial minorities. Interns make a meaningful impact by supporting real world projects. They work in all areas of the business and have access to mentorship, job shadows, and other professional development opportunities.

Established in 2020, the SPS Diverse Scholar Program supports diverse first-generation college students (through funding from the SPS Foundation) pursuing a career in technology. In addition to receiving funding for their education, our diverse scholars participate in our internship program, have access to mentors, are offered part-time work during the school year, and are connected to a wide range of business professionals.

Additionally, as a federal contractor we comply with applicable federal contractor affirmative action requirements.

By embedding Belonging@SPS across the Company, we have built a solid foundation for sustainable growth. This dedication empowers us to foster an environment where every employee can thrive while enhancing our ability to serve and engage with customers and markets across the globe.

Talent Acquisition, Engagement, and Retention
We work diligently to attract the best talent from a variety of sources to meet current and future business needs. We have cultivated relationships with many colleges and universities, including Historically Black Colleges and Universities ("HBCUs"), industry groups, professional associations, and other student programs focused on recruiting women, non-binary and genderqueer, minorities, and individuals with disabilities. Our campus program focuses on bringing in talent with experience from schools that are leaders in technology, supply chain, engineering, and business. 64% of our most recent campus cohort hires identify as underrepresented minorities.
We regularly survey our employees to better understand their perspectives and where we can focus to improve their experience. Our 2024 employee engagement survey indicated a positive engagement score of 70%, which is higher than the benchmark provided by our survey vendor both globally and for North American companies of similar size or within our sector. Additionally, our belonging index continues to score higher than benchmarks with an 81% positive perception score.
Our 2024 employee retention rate was 91%. We believe our strong company culture and focus on providing meaningful work, professional development, flexible work options, competitive pay and benefits, as well as our commitment to belonging contributes to our high employee retention.

Growth and Development
We are shifting training and development from a traditional, program-centric model to a learner-driven strategy that empowers employees to take ownership of their professional growth. Our focus is on fostering a culture where learning how to learn is as critical as acquiring specific skills. This evolution represents more than a tactical shift; it’s a cultural transformation built on our longstanding commitment to learning, which is ingrained in the fabric of our organization.

Our goal is to foster a mindset of continuous reinvention, preparing our teams to meet today’s challenges while adapting to the rapid evolution of global commerce. In 2024, we took significant steps toward establishing a dynamic, experiential learning model designed to drive performance and behavioral change through active engagement in daily work.

Development of our employees and leaders results in high performing teams who are empowered to grow their careers and deliver exceptional results, beginning on the first day of employment with SPS. When new employees join

SPS COMMERCE, INC.	10	Form 10-K for the Annual Period ended December 31, 2024

SPS, they attend a robust new hire onboarding program that focuses on the skills necessary to become productive employees, including training on company technology, collaboration tools, our company culture, values, and a comprehensive Belonging@SPS experience. Onboarding is followed by on-the-job training and regular performance and development discussions between employees and their managers.

We are committed to providing ongoing opportunities for employees to build new skills, excel in their current roles, and prepare for future opportunities. Every employee has access to an online learning platform that supports their growth, along with resources designed to help them explore and advance into management roles.

Looking ahead, we are placing a strong emphasis on professional development at the highest levels of the Company. Our aim is to equip leaders and managers with the mindsets, tools, and practical experience needed to excel while empowering their teams to achieve success.

We assess leadership talent across the organization through a rigorous talent review process, allowing us to distinguish individuals based on performance and potential. This process forms the foundation for succession planning in critical roles. Additionally, our performance review framework integrates the SPS leadership model, ensuring leaders are evaluated not only on their outcomes but also on how well they exemplify essential leadership competencies.

As we grow, we remain committed to cultivating an environment that promotes continuous learning, supports career mobility, and empowers employees to build the skills and connections needed to thrive. Our initiatives are focused on driving success for our people and customers, propelling the growth of the Company.

The SPS Leadership Model is built on four key pillars: People Developer, Culture Champion, Strategist, and Results Enabler. These competencies shape our leadership development programs as we continue to create tools and resources to enhance our leaders’ ability to grow and scale their teams effectively.

In 2024, our senior leadership team completed 360-degree assessments, leveraging the insights to incorporate their strengths and growth opportunities into personalized development plans. Additionally, we conducted a thorough organizational talent review to evaluate leadership across all levels, allowing us to distinguish talent based on both performance and potential.

Total Rewards and Employee Well-being
At SPS, our total rewards strategy is designed to support the financial, physical, and mental well-being of our employees and their families. We offer market-competitive pay and comprehensive benefits programs tailored to our global workforce. Our packages are thoughtfully crafted to attract, retain, and motivate top talent, featuring robust healthcare offerings, an employee stock purchase plan available in most jurisdictions, and other region-specific benefits.

We are committed to equitable pay practices, ensuring employees are compensated fairly regardless of gender, race, or ethnicity. To uphold this commitment, we regularly review pay data in the U.S. and other regions to ensure fairness and equity.

At SPS, employee well-being is a core priority. We are dedicated to fostering a holistic approach to well-being that encompasses physical, mental, financial, career, and social dimensions. Through our partnership with a global Employee Assistance Program (EAP), we provide curated mental health and wellness webinars, access to licensed mental health professionals, and complimentary sessions for employees and their dependents. In the U.S., our healthcare platform offers virtual mental health solutions, featuring tools for mindfulness, meditation, and overall wellness support.

In 2023, we introduced the Wellbeing at SPS intranet site, providing a centralized hub for employees to easily access our comprehensive well-being programs. In 2024, we emphasized the importance of preventive care, encouraging employees to take proactive steps in managing their physical and mental health, fostering a healthier and more productive workforce. Additionally, SPS expanded its focus on financial well-being by offering educational resources and support programs aimed at empowering employees to achieve financial security and stability.

SPS COMMERCE, INC.	11	Form 10-K for the Annual Period ended December 31, 2024

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

SPS COMMERCE, INC.	12	Form 10-K for the Annual Period ended December 31, 2024

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
If we fail to attract, retain, and train members of our senior management team and other key personnel, our business could be adversely affected.
Given the complex nature of the cloud-based technology through which our business operates and the speed with which such technology advances, our future success is dependent, in large part, upon our ability to attract, retain, and train highly qualified key executive, managerial, technology, and sales personnel. Competition for talented personnel is intense and we cannot be certain that we can retain our key personnel or that we can attract, assimilate, or retain such personnel in the future to adequately scale our business. Additionally, the loss of any key, or a significant number of, personnel in our technology, customer success, or sales teams might significantly delay or prevent the achievement of our business objectives and could materially harm our business, customer relationships, results of operations and financial condition.
Further, we announced the retirement of our President and Chief Operating Officer, James Frome, effective December 31, 2024. Leadership transitions and management changes involve inherent risks, can be difficult to manage, and may cause uncertainty or a disruption, which could adversely affect our business.
If the market for cloud-based supply chain management products declines or does not maintain its historical growth rates, our revenues may decline or fail to grow, and we may incur operating losses.
We derive, and expect to continue to derive, substantially all of our revenues from providing cloud-based supply chain management products to retailers, grocers, distributors, suppliers, manufacturers, and logistics firms. The market for these products has historically experienced growth, but it is uncertain whether these products will continue or sustain growing levels of demand and market acceptance. Our success will depend on the willingness of retailers and their trading partners to accept our products as an alternative to traditional licensed hardware and software products.
Some retailers, grocers, distributors, suppliers, or logistics firms may be reluctant or unwilling to use our cloud-based products for a number of reasons, including their potential significant initial investment to replace existing investments in supply chain management hardware and licensed software and perceived loss of control over user data with a cloud-based product. Other factors that may limit market acceptance of our cloud-based supply chain management products include:
•our ability to maintain high levels of customer satisfaction;
•our ability to maintain continuity of service for all users of our cloud-based products;

SPS COMMERCE, INC.	13	Form 10-K for the Annual Period ended December 31, 2024

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
•compliance with laws and regulations and exposure to other contingent liabilities;
•retaining key management of the acquired company;
•failing to maintain uniform standards, controls, and policies; and

SPS COMMERCE, INC.	14	Form 10-K for the Annual Period ended December 31, 2024

•impairing relationships with employees and customers as a result of changes in management.
Fully integrating an acquired company or business into our operations may take a significant amount of time and resources. In addition, we may only be able to conduct limited due diligence on an acquired company’s operations. Following an acquisition, we may be subject to liabilities arising from an acquired company’s past or present operations, including liabilities related to data security, encryption and privacy of customer data, and these liabilities may be greater than the warranty and indemnity limitations that we negotiate, or the coverage we secure under representation and warranty insurance. We cannot assure you that we will be successful in overcoming these risks or any other problems encountered with acquisitions. To the extent we do not successfully avoid or overcome the risks or problems related to any acquisitions, our results of operations and financial condition could be adversely affected. Future acquisitions also could impact our financial position and capital needs and could cause substantial fluctuations in our quarterly and yearly results of operations. We also may not be able to achieve anticipated synergies or financial results post acquisition, which could negatively impact our operations and financial results. Acquisitions could include significant goodwill and intangible assets, which may result in future impairment charges that would reduce our stated earnings.
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

SPS COMMERCE, INC.	15	Form 10-K for the Annual Period ended December 31, 2024

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
We may face exposure to fluctuations in foreign currency exchange rates, which could affect our financial condition and results of operations.
While we transact in U.S. dollars with the majority of our customers, vendors, and employees, and expect to continue in the future, we also transact in currencies other than the U.S. dollar due to our international operations. As a result, our consolidated U.S. dollar financial statements are subject to fluctuations due to changes in exchange rates. Accordingly, declines in the value of foreign currencies relative to the U.S. dollar adversely affect our financial condition and results of operations. Although we may in the future decide to undertake foreign exchange hedging transactions to cover a portion of our foreign currency exchange exposure, we currently do not hedge our exposure to foreign currency exchange risks.
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

SPS COMMERCE, INC.	16	Form 10-K for the Annual Period ended December 31, 2024

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

SPS COMMERCE, INC.	17	Form 10-K for the Annual Period ended December 31, 2024

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
A failure to protect the confidentiality and integrity of our customers’ information and prevent cyber-attacks could materially damage our reputation, expose us to claims and litigation, and lead to service disruptions and harm our business. Additionally, the growing costs to avoid or reduce the risks of such a failure could adversely affect our results of operations.
As demonstrated by the frequency and sophistication of material and high-profile data security breaches across industries, computer malware, viruses, phishing, spam, ransomware, and other cyber threats continue to pose a pervasive issue for business. Given the interconnected and technology-dependent nature of the retail supply chain, our significant presence and impact in the retail industry, and past cyber events affecting our systems, it's reasonable to believe that we are a target for such attacks.
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
Any failure to maintain performance, reliability, security and availability of our cloud-based products to the satisfaction of our customers, or any unauthorized access to our customers’ information or systems may cause service disruptions, harm our reputation, impair our ability to retain existing customers and attract new customers and expose us to legal claims or government action, each of which could have a material adverse impact on our financial condition, results of operations and growth prospects. Although we are allocating more resources to address cyber threats and safeguard our products and services, including cyber insurance, we cannot assure you that these efforts to protect this confidential information and prevent unauthorized access to such information systems will be successful, and the growing costs related to these efforts could adversely affect our results of operations. In addition, because of the critical nature of information security and system access, any actual or perceived failure of our security measures could cause existing or potential customers not to use our products and harm our reputation.
Businesses in the retail industry have experienced material sales declines after discovering data security breaches, and our business could be similarly impacted in the event of a breach or other cyber incident. Furthermore, many U.S. states and international jurisdictions have enacted laws requiring companies to notify consumers of data security breaches involving their personal data and to increase transparency related to cybersecurity risk management and incident disclosure, all of which may further increase our costs of compliance. These mandatory disclosures regarding a data security breach or other cyber incident often lead to widespread negative publicity, which may cause our customers to lose confidence in our products and the effectiveness of our cybersecurity measures. If we fail to comply with these laws and regulations, we could be subject to enforcement action or litigation, which could harm our business.

SPS COMMERCE, INC.	18	Form 10-K for the Annual Period ended December 31, 2024

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
While we have established standards for the use of open source software in our products, processes and technology to ensure that open source software is not used in such a way as to require us to disclose the source code to the related product or products, such use could inadvertently occur. Additionally, if a third-party software provider has incorporated certain types of open source software into software we license from such third-party for our products, we could, under certain circumstances, be required to disclose the source code to our products. This could harm our intellectual property position and have a material adverse effect on our business, results of operations and financial condition.

SPS COMMERCE, INC.	19	Form 10-K for the Annual Period ended December 31, 2024

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

SPS COMMERCE, INC.	20	Form 10-K for the Annual Period ended December 31, 2024

Regulation
Privacy concerns and laws, evolving regulation of the internet and cloud computing, cross-border data transfer restrictions and other domestic or foreign regulations may limit the use and adoption of our products and adversely affect our business.
Regulation related to the provision of services on the internet is increasing, as federal, state, and foreign governments continue to adopt new laws and regulations addressing eCommerce generally, data privacy and the collection, processing, storage and use of personal information, including but not limited to the European Union's General Data Protection Regulation ("GDPR"). We are particularly sensitive to these risks because the internet and the collection, processing, storage, and use of personal information are critical components of our cloud-based business model. Further, laws are increasingly aimed at the use of personal information for marketing purposes, such as the European Union’s e-Privacy Directive, and the country-specific regulations that implement that directive. Such laws and regulations are subject to differing interpretations and are inconsistent among jurisdictions. These and other requirements could reduce demand for our products or restrict our ability to store and process data or, in some cases, impact our ability to offer, or develop new, services and products in certain locations.
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
•the strength of the U.S. and global economy, in particular, as it affects the U.S. retail sector;
•the financial condition of our customers;
•changes in our pricing policies or those of our competitors;

SPS COMMERCE, INC.	21	Form 10-K for the Annual Period ended December 31, 2024

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

SPS COMMERCE, INC.	22	Form 10-K for the Annual Period ended December 31, 2024

General
Our failure to maintain adequate internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 or to prevent or detect material misstatements in our annual or interim financial statements in the future could result in inaccurate financial reporting, or could otherwise harm our business and investor confidence in our financial reporting.
Ensuring that we have internal financial and accounting controls and procedures adequate to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated periodically. The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we are required to perform annual system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Furthermore, implementing any appropriate future changes to our internal control over financial reporting, including internal controls related to acquisitions and organic business growth, may entail substantial costs in order to modify our existing accounting systems, may take a significant period of time to complete and may distract our officers, directors, and employees from the operation of our business. If we are not able to comply with the requirements of Section 404 in the future, or if material weaknesses are identified, our business could be harmed and investor confidence in our financial reporting diminished.
Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
Risk Management and Strategy
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
Our information security team has implemented and continues to maintain various technical, physical, and administrative controls as the foundation of our Security Program, which are designed to help us identify, manage, prevent, and mitigate risks from cybersecurity threats, including, but not limited to, incident detection systems and response plans, vulnerability management tools and processes, risk assessments, disaster recovery and business continuity plans, access controls, asset management, logging and monitoring, security awareness training, and third-party risk management programs.
Our information security team actively monitor and evaluate our networks, systems, data, and security risk profile to identify and assess cybersecurity risks. We use a variety of methods to identify and evaluate these risks using manual and automated tools and processes, including, network scans, vulnerability and maturity assessments, and subscribing to services and reports providing threat intelligence. In doing so, risks are assessed for criticality, prioritized in context of our business, and communicated to stakeholders for engagement as needed.
We use a variety of third-party service providers to support and execute on our Security Program. These third parties provide cybersecurity consulting services, cybersecurity software, penetration testing, audits, and other professional services to aid us in identifying, assessing, and managing risks from cybersecurity threats.
The Security Program is led by our Chief Information Security Officer ("CISO"), who has served in the role since 2023, has over 10 years of experience leading cybersecurity programs in a large, publicly traded, international enterprise, and is a Certified Information Systems Security Professional ("CISSP"). Our Executive Security Steering Committee ("ESSC"), comprised of selected members of leadership, assesses and manages any material risks from cybersecurity threats and manages our Security Program. The CISO and information security team provide regular updates to the ESSC on our Security Program and, in accordance with our security incident response plan, escalate applicable cybersecurity threats or incidents to the ESSC for review and management.

SPS COMMERCE, INC.	23	Form 10-K for the Annual Period ended December 31, 2024

While we have experienced cybersecurity incidents and expect to continue to be subject to such incidents, to date, we have not experienced any cybersecurity incidents that have materially affected our business, financial condition, or results of operations. However, we are subject to ongoing risks from cybersecurity threats that could materially affect us, including our business, financial condition, or results of operations, as further described in Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K.
Governance
Our Audit Committee of our board of directors oversees our risk management processes related to cybersecurity risks and is regularly informed of such risks through presentations or reports from our CISO. Through committee reports, the Audit Committee apprises the full board of directors of any significant cybersecurity updates. In addition, our security incident response plan includes reporting certain cybersecurity incidents to our Audit Committee. Finally, our board of directors reviews cybersecurity risks on an annual basis, including discussing with management, our CISO, and members of the ESSC our strategy surrounding prevention, detection, mitigation, and remediation of potential security threats.
Item 2.    Properties
Our corporate headquarters, including our principal administrative, marketing, sales, technical support, and research and development facilities, are located in Minneapolis, Minnesota. This location includes approximately 200,000 square feet of space and is under lease through 2027. We lease other smaller facilities across the U.S. and international locations. We believe that our current facilities are suitable and adequate to meet our current needs and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations. For additional information regarding obligations under operating leases, see Note I of our consolidated financial statements, included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
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
Item 4.    Mine Safety Disclosures
Not applicable.

SPS COMMERCE, INC.	24	Form 10-K for the Annual Period ended December 31, 2024

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information - Our common stock is and has been traded on the Nasdaq Global Market under the symbol “SPSC” since April 22, 2010, the date of our initial public offering.
Stockholders of Record - As of February 11, 2025, we had 71 stockholders of record of our common stock, excluding holders whose stock is held either in nominee name and/or street name brokerage accounts.
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
The graph below compares the cumulative total stockholder return of our common stock with that of the Russell 1000 Index and the Nasdaq Computer Index from December 31, 2019 through December 31, 2024, utilizing the last trading day of each respective year. The return assumes that $100 was invested in shares of our common stock and the other indexes at the close of market on December 31, 2019, and that dividends, if any, were reinvested. The comparison in this graph is based on historical data and is not intended to forecast or be indicative of future performance of our common stock.
Comparison of Cumulative Total Returns of SPS Commerce, Inc. to Comparable Indexes
Recent Sales of Unregistered Securities; Use of Proceeds from Sales of Registered Securities
Not applicable.

SPS COMMERCE, INC.	25	Form 10-K for the Annual Period ended December 31, 2024

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On July 23, 2024 (announced July 25, 2024), our board of directors authorized a program to repurchase up to $100.0 million of our common stock, excluding costs to obtain. Under the program, purchases may be made from time to time in the open market or in privately negotiated purchases, or both. The new share repurchase program became effective August 23, 2024 and expires on July 24, 2026.
We did not make any repurchases under the program during the quarter ended December 31, 2024. For more information regarding our share repurchase programs, refer to Note J to our consolidated financial statements, included in Part II Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
Item 6.    [Reserved]

SPS COMMERCE, INC.	26	Form 10-K for the Annual Period ended December 31, 2024

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
Overview
SPS Commerce is transforming how our global retail supply chain co-operates by creating a more dynamic, interconnected community where players can more freely connect, collaborate, and prosper together. Our comprehensive suite of cloud-based products and solutions lead the industry in establishing and maintaining stronger collaboration between retailers, grocers, distributors, suppliers, manufacturers, and logistics firms around the globe.
Our products enable customers to enhance how they operate: both within their organizations and with their trading partners, with reduced operational costs and stronger supply chain performance; compete: with order and supply chain visibility, sell-through data, and optimized inventory management, and; adapt: through the limitless access to connect and grow with the world’s largest retail network of trading partners that only SPS Commerce can offer.
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
Key Financial Terms, Metrics and Non-GAAP Financial Measures
Sources of Revenues
Recurring Revenues
We primarily derive our revenues from subscription-based recurring revenue services, which are recognized on a ratable basis over the contract term. The following are our recurring revenue streams:
Fulfillment - Our Fulfillment product is a comprehensive solution designed to streamline supply chain operations. Our connections empower retailers, grocers, distributors, suppliers, manufacturers, and logistics firms to efficiently send and receive order data, ensuring accurate execution of required processes from order to invoicing and revenue recovery through fully automated operations. By integrating seamlessly with existing systems, Fulfillment enhances day-to-day efficiency, reduces errors, and provides real-time visibility across all of our customers' order channels.
Analytics - Our Analytics product simplifies managing sell-through data from our customers’ business partners. We handle data acquisition, cleansing, normalization, and delivery. Our pre-built dashboards create custom reports, or integrate data with existing tools, to gain insights to enhance product performance, forecasting, pricing, and inventory management.
Other Products - We provide several complementary products, such as:
◦Assortment - Our Assortment product simplifies the communication of robust, accurate item data by automatically translating item attributes and hierarchies through a single connection across all sales channels.
◦Community - Our Community product allows organizations to accelerate digitization of their supply chain and improve collaboration with suppliers through proven change management, onboarding programs, and supplier score carding.
One-time Revenues
One-time revenues consist of set-up fees, which are recognized ratably, generally over two years, and miscellaneous fees from customers, primarily professional services and testing and certification. Miscellaneous fees are recognized at the time service is provided.

SPS COMMERCE, INC.	27	Form 10-K for the Annual Period ended December 31, 2024

Cost of Revenues and Operating Expenses
Cost of Revenues - Cost of revenues consist primarily of personnel costs, stock-based compensation expense, and technology costs for our customer success and implementation teams, customer support personnel, and application support personnel, as well as amortization related to internally developed software.
Sales and Marketing Expenses - Sales and marketing expenses consist primarily of personnel costs and stock-based compensation expense for our sales, marketing, and product management teams, external marketing costs, and commissions earned by our sales personnel and referral partners.
Research and Development Expenses - Research and development expenses consist primarily of personnel costs, stock-based compensation expense, and technology costs for development of new and maintenance of existing products, net of amounts capitalized as developed software.
General and Administrative Expenses - General and administrative expenses consist primarily of personnel costs, stock-based compensation expense, and technology costs for finance, human resources, and internal security and technology support, as well as professional services and other fees, such as bad debt expense and credit card processing fees.
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
Other Income (Expense), net
Other income (expense), net consists primarily of investment income, in addition to realized gain (loss) from investments held and realized gain (loss) from foreign currency impacts on cash and investments.
Income Tax Expense
Income tax expense consists primarily of income taxes for U.S. federal jurisdiction in addition to income taxes for various state and international jurisdictions.
Metrics and Non-GAAP Financial Measures
Recurring Revenue - We define recurring revenue as active contracts during the reporting period to regularly pay us fees for subscription-based and reoccurring services. All components of the contracts that are not expected to recur (primarily set ups and professional services) are excluded from recurring revenue.
Recurring Revenue Customers - We define recurring revenue customers as customers with an active recurring revenue contract at the end of the period. A small portion of our recurring revenue customers consist of separate units within a larger organization and are separately invoiced. We treat each of these units, which may include divisions, departments, affiliates and franchises, as distinct recurring revenue customers.
Wallet Share - We calculate the annualized average recurring revenues per recurring revenue customer, which we also refer to as wallet share, by dividing the annualized recurring revenues for the period by the average of the beginning and ending number of recurring revenue customers for the period.
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

SPS COMMERCE, INC.	28	Form 10-K for the Annual Period ended December 31, 2024

Our management uses these non-GAAP financial measures to compare our performance to that of prior periods for trend analyses and planning purposes. Adjusted EBITDA is also used for purposes of determining executive and senior management incentive compensation. We believe these non-GAAP financial measures are useful to an investor as they are widely used in evaluating operating performance. Adjusted EBITDA and Adjusted EBITDA Margin are used to measure operating performance without regard to items such as depreciation and amortization, which can vary depending upon accounting methods and the book value of assets, and to present a meaningful measure of corporate performance exclusive of capital structure and the method by which assets were acquired..
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
Revenue Recognition
Revenues are the amount that reflects the consideration we are contractually and legally entitled to, as well as the amount we expect to collect, in exchange for those services. Set-up fees, a component of our revenue, are specific for each connection a customer has with a trading partner. These nonrefundable fees are necessary for our customers to utilize our services and do not provide any standalone value. Many of our customers have connections with numerous trading partners.
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
Internally Developed Software
Internally developed software consists of capitalized costs incurred during the application development stage, which include costs related to the design of the chosen path, coding, installation of the hardware necessary to run the software, and any testing done before the operational stage. Costs incurred during the preliminary project stage and post-implementation stage are expensed as incurred. Additionally, maintenance of internally developed software is expensed as incurred. Amortization expense is calculated using the straight-line method over the estimated useful life, generally three years, commencing on the earlier date in which the asset is placed in service or ready for its intended use. The assets and related accumulated amortization are adjusted for asset retirements and disposals with the resulting gain or loss included in our consolidated statements of comprehensive income.
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

SPS COMMERCE, INC.	29	Form 10-K for the Annual Period ended December 31, 2024

Significant estimates in valuing certain intangible assets may include, but are not limited to, utilizing variants of the income approach, such as the relief-from-royalty and multi-period excess earnings methods, which estimate future expected cash flows from acquired customers and developed technology from a market participant perspective, useful lives, and discount rates. Significant estimates in valuing liabilities for contingent consideration may include, but are not limited to, discount rates, projected financial results of the acquired businesses based on our most recent internal forecasts, and factors indicating the probability of achieving the forecasted results.
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
Results of Operations
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
The following table presents our results of operations for the periods indicated:

	Year Ended December 31,
	2024		2023		Change
($ in thousands)	$	% of revenue(1)	$	% of revenue(1)	$	%
Revenues	$637,765	100%	$536,910	100%	$100,855	19%
Cost of revenues	210,714	33	182,069	34	28,645	16
Gross profit	427,051	67	354,841	66	72,210	20
Operating expenses
Sales and marketing	148,920	23	122,936	23	25,984	21
Research and development	62,809	10	53,654	10	9,155	17
General and administrative	102,929	16	84,887	16	18,042	21
Amortization of intangible assets	23,510	4	16,116	3	7,394	46
Total operating expenses	338,168	53	277,593	52	60,575	22
Income from operations	88,883	14	77,248	14	11,635	15
Other income, net	10,593	2	8,315	2	2,278	27
Income before income taxes	99,476	16	85,563	16	13,913	16
Income tax expense	22,422	4	19,739	4	2,683	14
Net income	$77,054	12%	$65,824	12%	$11,230	17%

(1) Amounts in column may not foot due to rounding
Revenues - Revenues increased for the 96th consecutive quarter. The increase in revenue period-over-period resulted primarily from the increase in average recurring revenues per recurring revenue customer, which we also refer to as wallet share. Additionally, the revenue growth was attributable to an increase in recurring revenue customers, which is driven primarily by continued business growth and by business acquisitions.
•Wallet share increased 15% to approximately $13,300 for the year ended December 31, 2024 from approximately $11,550 for the year ended December 31, 2023. This was primarily attributable to increased usage of our products by our recurring revenue customers.
•The number of recurring revenue customers increased 1% to approximately 45,350 at December 31, 2024 from approximately 44,800 at December 31, 2023 primarily due to sales and marketing efforts to acquire new customers and due to recent acquisitions. New recurring revenue customers do not have a meaningful contribution to revenue at the beginning of their tenure as our recurring revenue customer, and therefore a majority of the increased revenue was generated from existing recurring revenue customers.

SPS COMMERCE, INC.	30	Form 10-K for the Annual Period ended December 31, 2024

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
Recurring revenues increased 20% to $600,089 for the year ended December 31, 2024, as compared to the same period in 2023, and accounted for 94% of our total revenues in 2024 and 2023. We anticipate that the number of recurring revenue customers and wallet share will continue to increase as we execute our growth strategy focused on further penetration of our market.
Cost of Revenues - The increase in cost of revenues was primarily due to increased headcount, which resulted in an increase of $22.5 million in personnel-related costs. Additionally, there was an increase in software subscriptions of $4.0 million due to general growth of our business.
Sales and Marketing Expenses - The increase in sales and marketing expense was primarily due to increased headcount, which resulted in increases of $17.6 million in personnel-related costs and $2.8 million in stock-based compensation expense. Additionally, there was an increase of $3.9 million in product management costs.
Research and Development Expenses - The increase in research and development expense was primarily due to increased headcount, which resulted in an increase of $9.0 million in personnel-related costs.
General and Administrative Expenses - The increase in general and administrative expense was primarily due to increased headcount, which resulted in increases of $7.1 million in personnel-related costs and $3.5 million in stock-based compensation expense.
Amortization of Intangible Assets - The increase in amortization of intangible assets was driven by increased intangible assets related to recent business acquisitions.
Other Income, Net - The increase was primarily due to increased investment income.
Income Tax Expense - The increase in income tax expense was primarily driven by an increase in pre-tax income, partially offset by a decrease in nondeductible executive compensation and an increase in tax benefits from credits and foreign derived intangible income.
Adjusted EBITDA - Adjusted EBITDA consists of net income adjusted for income tax expense, depreciation and amortization expense, stock-based compensation expense, realized gain or loss from investments held and foreign currency impact on cash and investments, investment income, and other adjustments as necessary for a fair presentation. Other adjustments for the year ended December 31, 2024 included the expense impacts from disposals of certain capitalized internally developed software and one-time acquisition-related insurance costs. Other adjustments for the year ended December 31, 2023 included the expense impacts from disposals of certain capitalized internally developed software and acquisition-related employee severance costs. Net income is the comparable GAAP measure of financial performance.
The following table provides a reconciliation of net income to Adjusted EBITDA:

	Year Ended December 31,
(in thousands)	2024	2023
Net income	$77,054	$65,824
Income tax expense	22,422	19,739
Depreciation and amortization of property and equipment	18,721	18,631
Amortization of intangible assets	23,510	16,116
Stock-based compensation expense	54,557	45,508
Realized gain from investments held and foreign currency impact on cash and investments	(115)	(1,726)
Investment income	(10,582)	(7,660)
Other	1,064	1,198
Adjusted EBITDA	$186,631	$157,630
Adjusted EBITDA Margin - Adjusted EBITDA Margin consists of Adjusted EBITDA divided by revenue. Margin, the comparable GAAP measure of financial performance, consists of net income divided by revenue.

SPS COMMERCE, INC.	31	Form 10-K for the Annual Period ended December 31, 2024

The following table provides a comparison of Margin to Adjusted EBITDA Margin:

	Year Ended December 31,
(in thousands, except Margin and Adjusted EBITDA Margin)	2024	2023
Revenue	$637,765	$536,910

Net income	77,054	65,824
Margin	12%	12%

Adjusted EBITDA	186,631	157,630
Adjusted EBITDA Margin	29%	29%
Non-GAAP Income per Share - Non-GAAP income per share consists of net income adjusted for stock-based compensation expense, amortization expense related to intangible assets, realized gain or loss from investments held and foreign currency impact on cash and investments, other adjustments as necessary for a fair presentation, including for the year ended December 31, 2024 the expense impacts from disposals of certain capitalized internally developed software and one-time acquisition-related insurance costs, and for the year ended December 31, 2023 the expense impacts from disposals of certain capitalized internally developed software and acquisition-related employee severance costs, and the corresponding tax impacts of the adjustments to net income, divided by the weighted average number of shares of common and diluted stock outstanding during each period. Net income per share, the comparable GAAP measure of financial performance, consists of net income divided by the weighted average number of shares of common and diluted stock outstanding during each period. To quantify the tax effects, we recalculated income tax expense excluding the direct book and tax effects of the specific items constituting the non-GAAP adjustments. The difference between this recalculated income tax expense and GAAP income tax expense is presented as the income tax effect of the non-GAAP adjustments.
The following table provides a reconciliation of net income to non-GAAP income per share:

	Year Ended December 31,
(in thousands, except per share amounts)	2024	2023
Net income	$77,054	$65,824
Stock-based compensation expense	54,557	45,508
Amortization of intangible assets	23,510	16,116
Realized gain from investments held and foreign currency impact on cash and investments	(115)	(1,726)
Other	1,064	1,198
Income tax effects of adjustments	(24,505)	(19,983)
Non-GAAP income	$131,565	$106,937

Shares used to compute net income and non-GAAP income per share
Basic	37,306	36,646
Diluted	37,856	37,475

Net income per share, basic	$2.07	$1.80
Non-GAAP adjustments to net income per share, basic	1.46	1.12
Non-GAAP income per share, basic	$3.53	$2.92

Net income per share, diluted	$2.04	$1.76
Non-GAAP adjustments to net income per share, diluted	1.44	1.09
Non-GAAP income per share, diluted	$3.48	$2.85

SPS COMMERCE, INC.	32	Form 10-K for the Annual Period ended December 31, 2024

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
The discussion of our results from operations for the year ended December 31, 2023 compared to the year ended December 31, 2022 can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Liquidity and Capital Resources
Sources of Liquidity
As of December 31, 2024, our principal sources of liquidity were cash and cash equivalents of $241.0 million and net accounts receivable of $52.0 million.
Statements of Cash Flows Summary
The summary of activity within the consolidated statements of cash flows was as follows:

	Year Ended December 31,
(in thousands)	2024	2023
Net cash provided by operating activities	$157,398	$132,298
Net cash used in investing activities	(110,454)	(92,642)
Net cash provided by (used in) financing activities	(23,026)	15,970
Operating Activities
The increase in cash provided by operating activities from the year ended December 31, 2024 to the year ended December 31, 2023 was primarily due to an increase in net income as adjusted for non-cash expenses, of $28.2 million, driven by continued growth in revenue, as partially offset by cash paid for expenses to operate the growing business. Additionally, fluctuations in operating assets and liabilities resulted in a decrease of $3.1 million, driven by changes in the amount and timing of settlements and general growth of the business.
Investing Activities
The increase in cash used in investing activities from the year ended December 31, 2024 to the year ended December 31, 2023 was primarily due to an increase in cash used to acquire businesses of $77.7 million to further grow our business, partially offset by an increase in cash provided by net maturities of investments of $60.2 million.
Financing Activities
The increase in cash used in financing activities from the year ended December 31, 2024 to the year ended December 31, 2023 was primarily due to an increase in cash used for share repurchases of $37.6 million to continue to deliver shareholder value.
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
The discussion of our liquidity and capital resources for the year ended December 31, 2023 compared to the year ended December 31, 2022 can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

SPS COMMERCE, INC.	33	Form 10-K for the Annual Period ended December 31, 2024

Contractual and Commercial Commitment Summary
Our contractual obligations and commercial commitments as of December 31, 2024 are summarized below:

	Payments Due by Period
(in thousands)	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Operating lease obligations, including imputed interest	$5,952	$6,916	$225	$48	$13,141
Purchase commitments	14,187	4,160	—	—	18,347
Total	$20,139	$11,076	$225	$48	$31,488
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
We believe our cash, cash equivalents, and cash flows from our operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.
Foreign Currency Exchange and Inflation Rate Changes
For information regarding the effects of foreign currency exchange and inflation rate changes, refer to the section entitled “Foreign Currency Exchange and Inflation Risk,” included in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of this Annual Report on Form 10-K.
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
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity Risk
The principal objectives of our investment activities are to preserve principal, provide liquidity, and maximize income consistent with minimizing risk of material loss. We are exposed to market risk related to changes in interest rates. We may choose based on our investment strategy to hold cash, cash equivalents, and investments in interest-bearing or non-interest-bearing accounts. Based upon a sensitivity model, an immediate hypothetical 50-basis point change in interest rates at December 31, 2024 would have resulted in a $1.0 million impact on our investment income included in net income (loss) for the year ended December 31, 2024. We do not enter into investments for trading or speculative purposes. We did not have any variable interest rate outstanding debt as of December 31, 2024.

SPS COMMERCE, INC.	34	Form 10-K for the Annual Period ended December 31, 2024

Foreign Currency Exchange and Inflation Risk
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
Our sales are primarily denominated in U.S. dollars. Our expenses are generally denominated in the local currencies in which our operations are located. As of December 31, 2024, we maintained 13% of our total cash and cash equivalents in foreign currencies. Based upon a sensitivity model, an immediate hypothetical 10% unfavorable change in all foreign currency exchange rates would have resulted in a $3.2 million impact on our cash and cash equivalents held in currencies other than the U.S. dollar as of December 31, 2024.
We have not used any forward contracts or currency borrowings to hedge our exposure to foreign currency exchange risk, although we may do so in the future.
During the last three years, inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

SPS COMMERCE, INC.	35	Form 10-K for the Annual Period ended December 31, 2024

Item 8.    Financial Statements and Supplementary Data
SPS Commerce, Inc. and Subsidiaries Consolidated Financial Statements

SPS COMMERCE, INC.	36	Form 10-K for the Annual Period ended December 31, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
SPS Commerce, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of SPS Commerce, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 18, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Evaluation of sufficiency of audit evidence over fulfillment and analytics revenue
As discussed in Note C to the consolidated financial statements, the Company’s revenue is principally derived from recurring subscriptions to the Company’s Fulfillment and Analytics products. The Company recorded $523.7 million and $55.7 million of revenue for the year ended December 31, 2024, for the Fulfillment and Analytics products, respectively. The Company’s revenue recognition process is highly automated and is reliant upon information technology (IT) systems customized to recognize and record revenue.
We identified the evaluation of sufficiency of audit evidence over fulfillment and analytics revenue as a critical audit matter. Subjective auditor judgment was required in determining the nature and extent of procedures to be performed over revenue as well as the need to involve IT professionals with specialized skills and knowledge to assist in the performance of certain procedures.

SPS COMMERCE, INC.	37	Form 10-K for the Annual Period ended December 31, 2024

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over fulfillment and analytics revenue. We evaluated the design and tested the operating effectiveness of certain internal controls related to revenue recognition. We involved IT professionals with specialized skills and knowledge, who assisted in testing the general IT and application controls of the systems used in the Company’s revenue recognition process. We performed a software-assisted data analysis to test relationships among certain revenue transactions. For a sample of transactions, we compared the amounts recognized by the Company with underlying documentation, including contracts with customers and cash receipts. Additionally, for the same sample of transactions, we recalculated the amount of revenue recognized in the period based on the terms of the arrangement. In addition, we evaluated the sufficiency of audit evidence obtained over revenue by assessing the results of procedures performed, including the appropriateness of the nature and extent of such evidence.
/s/ KPMG LLP
We have served as the Company’s auditor since 2013.
Minneapolis, Minnesota
February 18, 2025

SPS COMMERCE, INC.	38	Form 10-K for the Annual Period ended December 31, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
SPS Commerce, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited SPS Commerce, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 18, 2025 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired SupplyPike during 2024, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, SupplyPike’s internal control over financial reporting associated with less than 5% of consolidated assets and less than 5% of consolidated revenues included in the consolidated financial statements of the Company as of and for the year ended December 31, 2024. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of SupplyPike.
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
/s/ KPMG LLP
Minneapolis, Minnesota
February 18, 2025

SPS COMMERCE, INC.	39	Form 10-K for the Annual Period ended December 31, 2024

SPS COMMERCE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except shares)	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$241,017	$219,081
Short-term investments	—	56,359
Accounts receivable	56,214	50,160
Allowance for credit losses	(4,179)	(3,320)
Accounts receivable, net	52,035	46,840
Deferred costs	65,342	62,403
Other assets	23,513	16,758
Total current assets	381,907	401,441
Property and equipment, net	37,547	36,043
Operating lease right-of-use assets	8,192	7,862
Goodwill	399,180	249,176
Intangible assets, net	181,294	107,344
Other assets
Deferred costs, non-current	20,572	20,347
Deferred income tax assets	505	505
Other assets, non-current	2,033	1,126
Total assets	$1,031,230	$823,844
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,577	$7,420
Accrued compensation	47,160	41,588
Accrued expenses	12,108	8,014
Deferred revenue	74,256	69,187
Operating lease liabilities	4,583	4,460
Total current liabilities	146,684	130,669
Other liabilities
Deferred revenue, non-current	6,189	6,930
Operating lease liabilities, non-current	7,885	9,569
Deferred income tax liabilities	15,541	8,972
Other liabilities, non-current	241	229
Total liabilities	176,540	156,369
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 110,000,000 shares authorized; 39,590,276 and 38,971,146 shares issued; and 37,661,308 and 36,820,048 shares outstanding, respectively	40	39
Treasury Stock, at cost; 1,928,968 and 2,151,098 shares, respectively	(99,748)	(128,892)
Additional paid-in capital	627,982	537,061
Retained earnings	336,099	259,045
Accumulated other comprehensive gain (loss)	(9,683)	222
Total stockholders’ equity	854,690	667,475
Total liabilities and stockholders’ equity	$1,031,230	$823,844
See accompanying notes to these consolidated financial statements.

SPS COMMERCE, INC.	40	Form 10-K for the Annual Period ended December 31, 2024

SPS COMMERCE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands, except per share amounts)	2024	2023	2022
Revenues	$637,765	$536,910	$450,875
Cost of revenues	210,714	182,069	153,065
Gross profit	427,051	354,841	297,810
Operating expenses
Sales and marketing	148,920	122,936	101,772
Research and development	62,809	53,654	45,748
General and administrative	102,929	84,887	67,340
Amortization of intangible assets	23,510	16,116	11,768
Total operating expenses	338,168	277,593	226,628
Income from operations	88,883	77,248	71,182
Other income, net	10,593	8,315	142
Income before income taxes	99,476	85,563	71,324
Income tax expense	22,422	19,739	16,190
Net income	$77,054	$65,824	$55,134

Other comprehensive income (expense)
Foreign currency translation adjustments	(9,384)	3,393	(2,240)
Unrealized gain on investments, net of tax of $363, $644, and $147, respectively	1,089	1,932	441
Reclassification of gain on investments into earnings, net of tax of $(537), $(564), and $(55), respectively	(1,610)	(1,692)	(165)
Total other comprehensive income (expense)	(9,905)	3,633	(1,964)
Comprehensive income	$67,149	$69,457	$53,170

Net income per share
Basic	$2.07	$1.80	$1.53
Diluted	$2.04	$1.76	$1.49

Weighted average common shares used to compute net income per share
Basic	37,306	36,646	36,117
Diluted	37,856	37,475	36,953
See accompanying notes to these consolidated financial statements.

SPS COMMERCE, INC.	41	Form 10-K for the Annual Period ended December 31, 2024

SPS COMMERCE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Total Stockholders' Equity
(in thousands, except shares)	Shares	Amount	Shares	Amount
Balances, December 31, 2021	36,009,257	$38	1,789,353	$(85,677)	$433,258	$138,087	$(1,447)	$484,259
Stock-based compensation	—	—	—	—	31,275	—	—	31,275
Shares issued pursuant to stock awards	440,427	—	—	—	4,908	—	—	4,908
Employee stock purchase plan activity	70,107	—	—	—	6,676	—	—	6,676
Repurchases of common stock	(361,745)	—	361,745	(43,215)	—	—	—	(43,215)
Net income	—	—	—	—	—	55,134	—	55,134
Foreign currency translation adjustments	—	—	—	—	—	—	(2,240)	(2,240)
Unrealized gain on investments, net of tax	—	—	—	—	—	—	441	441
Reclassification of gain on investments into earnings, net of tax	—	—	—	—	—	—	(165)	(165)
Balances, December 31, 2022	36,158,046	$38	2,151,098	$(128,892)	$476,117	$193,221	$(3,411)	$537,073
Stock-based compensation	—	—	—	—	42,975	—	—	42,975
Shares issued pursuant to stock awards	598,361	1	—	—	9,855	—	—	9,856
Employee stock purchase plan activity	63,641	—	—	—	8,114	—	—	8,114
Net income	—	—	—	—	—	65,824	—	65,824
Foreign currency translation adjustments	—	—	—	—	—	—	3,393	3,393
Unrealized gain on investments, net of tax	—	—	—	—	—	—	1,932	1,932
Reclassification of gain on investments into earnings, net of tax	—	—	—	—	—	—	(1,692)	(1,692)
Balances, December 31, 2023	36,820,048	$39	2,151,098	$(128,892)	$537,061	$259,045	$222	$667,475
Stock-based compensation	—	—	—	—	51,668	—	—	51,668
Shares issued pursuant to stock awards	557,151	1	—	—	4,713	—	—	4,714
Employee stock purchase plan activity	61,979	—	—	—	9,827	—	—	9,827
Repurchases of common stock, net of costs	(205,331)	—	205,331	(37,567)	—	—	—	(37,567)
Reissuances of treasury stock	427,461	—	(427,461)	66,711	24,713	—	—	91,424
Net income	—	—	—	—	—	77,054	—	77,054
Foreign currency translation adjustments	—	—	—	—	—	—	(9,384)	(9,384)
Unrealized gain on investments, net of tax	—	—	—	—	—	—	1,089	1,089
Reclassification of gain on investments into earnings, net of tax	—	—	—	—	—	—	(1,610)	(1,610)
Balances, December 31, 2024	37,661,308	$40	1,928,968	$(99,748)	$627,982	$336,099	$(9,683)	$854,690
See accompanying notes to these consolidated financial statements.

SPS COMMERCE, INC.	42	Form 10-K for the Annual Period ended December 31, 2024

SPS COMMERCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2024	2023	2022
Cash flows from operating activities
Net income	$77,054	$65,824	$55,134
Reconciliation of net income to net cash provided by operating activities
Deferred income taxes	(9,786)	(10,079)	(3,732)
Depreciation and amortization of property and equipment	18,721	18,631	16,421
Amortization of intangible assets	23,510	16,116	11,768
Provision for credit losses	7,683	5,707	3,359
Stock-based compensation	54,557	45,508	33,399
Other, net	577	2,415	220
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable	(9,653)	(11,949)	(6,435)
Deferred costs	(3,120)	(10,724)	(10,646)
Other assets and liabilities	(7,313)	1,834	2,632
Accounts payable	796	(3,947)	144
Accrued compensation	1,434	7,143	(3,786)
Accrued expenses	4,115	1,302	(2,829)
Deferred revenue	728	6,464	5,965
Operating leases	(1,905)	(1,947)	(1,562)
Net cash provided by operating activities	157,398	132,298	100,052
Cash flows from investing activities
Purchases of property and equipment	(20,046)	(19,761)	(19,880)
Purchases of investments	(85,759)	(133,994)	(160,427)
Maturities of investments	143,275	131,331	158,937
Acquisition of businesses, net	(147,924)	(70,218)	(91,420)
Net cash used in investing activities	(110,454)	(92,642)	(112,790)
Cash flows from financing activities
Repurchases of common stock	(37,567)	—	(43,215)
Net proceeds from exercise of options to purchase common stock	4,714	9,856	4,908
Net proceeds from employee stock purchase plan activity	9,827	8,114	6,676
Payments for contingent consideration	—	(2,000)	—
Net cash provided by (used in) financing activities	(23,026)	15,970	(31,631)
Effect of foreign currency exchange rate changes	(1,982)	562	(290)
Net increase (decrease) in cash and cash equivalents	21,936	56,188	(44,659)
Cash and cash equivalents at beginning of period	219,081	162,893	207,552
Cash and cash equivalents at end of period	$241,017	$219,081	$162,893
Supplemental disclosure of cash flow information
Cash paid for income taxes	$27,097	$29,207	$16,076
Non-cash financing activity:
Contingent consideration related to acquisition	$—	$—	$2,000
See accompanying notes to these consolidated financial statements.

SPS COMMERCE, INC.	43	Form 10-K for the Annual Period ended December 31, 2024

SPS COMMERCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A – General
Business Description
SPS Commerce is transforming how our global retail supply chain co-operates by creating a more dynamic, interconnected community where players can more freely connect, collaborate, and prosper together. Our comprehensive suite of cloud-based products and solutions lead the industry in establishing and maintaining stronger collaboration between retailers, grocers, distributors, suppliers, manufacturers, and logistics firms around the globe.
Our products enable customers to enhance how they operate: both within their organizations and with their trading partners, with reduced operational costs and stronger supply chain performance; compete: with order and supply chain visibility, sell-through data, and optimized inventory management, and; adapt: through the limitless access to connect and grow with the world’s largest retail network of trading partners that only SPS Commerce can offer.
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
Assets acquired include tangible and intangible assets. We use estimates and assumptions that we believe are reasonable as a part of the purchase price allocation, which includes the process to determine the fair value of purchased intangible assets and the process to determine the value of any contingent consideration liabilities. We value identifiable intangible assets using variants of the income approach, such as the relief-from-royalty and multi-period excess earnings methods. The income approach uses estimates such as future expected cash flows from acquired customers and developed technology from a market participant perspective, useful lives, and discount rates to estimate the fair values of the identifiable intangible assets. We record the acquisition-date fair value of any contingent liabilities, such as earn-out provisions, as part of the consideration transferred, if present. The unsettled earn-out liability, if any, is subsequently remeasured at each reporting date at fair value through earnings.
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

SPS COMMERCE, INC.	44	Form 10-K for the Annual Period ended December 31, 2024

Segment Information
The single operating and reporting segment we have is Supply Chain Management Solutions. This segment derives revenues from customers by providing access to our cloud-based supply chain management services, primarily under subscription-based service arrangements.
Our Chief Executive Officer acts as the Company’s chief operating decision maker (“CODM”). Our CODM primarily reviews revenue, consolidated net income, and consolidated Adjusted EBITDA for purposes of allocating resources and evaluating financial performance. These measures are used to monitor budget versus actual results as well as trends versus historical performance, which are the CODM's primary considerations to assess performance. The CODM does not use an asset measure to allocate resources or evaluate the consolidated performance. There are no segment managers who are held accountable by the CODM, or anyone else, for operations, operating results and planning for levels or components below the consolidated unit level. Adjusted EBITDA is a non-GAAP financial measure also reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Securities classified as available for sale are carried at fair value and the unrealized gains and losses on these investments, net of taxes, are included in accumulated other comprehensive gain (loss) in the consolidated balance sheets. Realized gains or losses are included in other income (expense), net in the consolidated statements of comprehensive income, on a specific identification basis. Certain securities accrue interest that is included in other income (expense), net as investment income. Investment income includes interest earned on securities, net of amortization of premiums and accretion of discounts from the purchase of available for sale securities, and interest earned on our cash and cash equivalents. If a determination has been made that the fair value of a marketable security is below its amortized cost basis, the portion of the unrealized loss that corresponds to a credit-related factor is realized through a credit allowance on the marketable security and the equivalent expense is realized in other income (expense), net in the consolidated statements of comprehensive income.
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
Recurring Fair Value Measurements
We measure certain financial assets at fair value on a recurring basis based on a fair value hierarchy that requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of inputs that are used to measure fair value are:
•Level 1 – quoted prices in active markets for identical assets or liabilities.

SPS COMMERCE, INC.	45	Form 10-K for the Annual Period ended December 31, 2024

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
We capitalize and amortize eligible costs to acquire or generate internally developed software that are incurred during the application development stage, which include costs related to the design of the chosen path, coding, installation of the hardware necessary to run the software, and any testing done before the operational stage. Costs incurred during the preliminary project stage and post-implementation stage are expensed as incurred. Additionally, maintenance of internally developed software is expensed as incurred.
Leases
We determine if an arrangement is a lease at inception. Operating leases with initial terms longer than 12 months are included in operating lease right-of-use assets, current operating lease liabilities, and non-current operating lease liabilities in our consolidated balance sheets.

SPS COMMERCE, INC.	46	Form 10-K for the Annual Period ended December 31, 2024

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
Research and Development
Research and development costs primarily include development, maintenance, and data conversion activities related to our cloud-based supply chain management products and are expensed as incurred. Research and development costs are net of amounts capitalized as internally developed software.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill is attributed to a trained workforce and other buyer-specific value resulting from expected synergies, including long-term cost savings, which are not included in the fair values of identifiable assets.
We test goodwill for impairment annually at November 30, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test is conducted by comparing the fair value of the net assets with the carrying amount of the reporting unit. We determine the fair value of our single reporting unit based on our market capitalization at the testing date. If the carrying amount exceeds the fair value of the reporting unit, we would recognize an impairment loss in the consolidated statements of comprehensive income, to the extent that the carrying amount exceeds fair value.
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
The estimated useful lives for intangible assets were as follows:

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

SPS COMMERCE, INC.	47	Form 10-K for the Annual Period ended December 31, 2024

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
Deferred Costs
Deferred costs are those that are incurred to fulfill or obtain customer contracts and that are considered incremental and recoverable costs. These consist primarily of customer implementation costs and certain commissions paid to sales personnel and referral partners, respectively, at contract inception. These costs are deferred and amortized over the expected period of benefit which we have determined primarily to be two years.
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
RSAs result in the issuance of new shares of common stock when granted. For other stock-based awards, new shares of common stock are issued when the award is exercised, vested, or released according to the terms of the agreement.
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

SPS COMMERCE, INC.	48	Form 10-K for the Annual Period ended December 31, 2024

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
Share Repurchases and Reissuances
Share repurchases, reflected as treasury stock on the consolidated balance sheets, are accounted for as the trade date occurs and are reflected net of the costs incurred to acquire the shares. Share repurchases that have not yet settled in cash are included in accrued expenses in the consolidated balance sheets. Treasury stock reissuances are accounted for using the specific identification method, with gains (or losses to the extent of previously recognized gains) recognized in additional paid-in capital and any remaining loss recorded in retained earnings in the consolidated financial statements.
Income Taxes
We account for income taxes using the asset and liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax positions are reduced by a valuation allowance when, in our judgment, it is more likely than not that some or all of the deferred tax assets will not be realized. Deferred tax positions are net by jurisdiction on the consolidated balance sheet.
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
We are subject to income taxes for U.S. federal and various state and international jurisdictions. We are generally subject to U.S. federal and state tax examinations for most prior tax years due to our net operating loss and research & development credit carryforwards and the utilization of the carryforwards in years still open under statute. The deferred tax asset for the federal net operating loss carryforward is reported net of the Section 382 limitations.
When applicable, the Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.
Net Income Per Share
Basic net income per share has been computed using the weighted average number of shares of common stock outstanding during each period. Diluted net income per share also includes the impact of our outstanding potential common shares. Potential common shares that are anti-dilutive are excluded from the calculation of diluted net income per share.
Accounting Pronouncements Recently Adopted

Standard	Date of Issuance	Description	Date of Adoption	Effect on the Financial Statements
ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures	November 2023	This amendment requires that an entity disclose significant segment expenses impacting profit and loss that are regularly provided to the chief operating decision maker.	2024	The adoption resulted in additional disclosure.

SPS COMMERCE, INC.	49	Form 10-K for the Annual Period ended December 31, 2024

Accounting Pronouncements Not Yet Adopted

Standard	Date of Issuance	Description	Date of Required Adoption	Effect on the Financial Statements
ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures	December 2023	This amendment requires that an entity disclose specific categories in the effective tax rate reconciliation table as well as provide disclosure of disaggregated information related to income tax expense, income before income taxes, and income taxes paid.	2025	We are currently evaluating the adoption on our financial statements and anticipate the impact will result in additional disclosure.
ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)	November 2024	This amendment requires that an entity disclose in its notes to financial statements specified information about certain costs and expenses.	2027	We are currently evaluating the adoption on our financial statements and anticipate the impact will result in additional disclosure.
NOTE B – Business Acquisitions
SupplyPike
Effective July 31, 2024, we acquired SupplyPike, a revenue recovery solution, through the purchase of all of the outstanding equity ownership interests in SupplyPike. Pursuant to the definitive agreement and plan of merger, the total consideration transferred at close was $205.8 million, net of cash acquired. The consideration was comprised of $118.6 million paid in cash and 404,587 shares of SPS common stock (valued at $87.2 million, determined at acquisition close based on the price of SPS common stock). The shares were issued from SPS treasury shares, see Note J - Stockholders' Equity for further detail on the treasury share reissuance. The purchase accounting for the acquisition has not been finalized as of December 31, 2024; provisional amounts are primarily related to intangible assets and tax components. We will finalize the allocation of the purchase price within the one-year measurement period following the acquisition. The goodwill associated with the acquisition is not deductible for income tax purposes.
Purchase Price Allocation
We accounted for the acquisition as a business combination. We allocated the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date.
The following table presents the purchase consideration and fair values of acquired assets and liabilities recorded in the Company's consolidated balance sheet as of the acquisition date:

(in thousands)
Cash paid	$124,769
Equity consideration	87,156
Total consideration	$211,925

Estimated fair value of assets and liabilities acquired:
Cash	$6,118
Other assets	3,732
Intangible assets
Subscriber relationships	71,822
Developed technology	21,090
Deferred revenue	(2,297)
Other liabilities	(2,644)
Deferred income tax liabilities, net	(17,347)
Total fair value of assets and liabilities acquired	$80,474

Goodwill	$131,451

SPS COMMERCE, INC.	50	Form 10-K for the Annual Period ended December 31, 2024

The following table summarizes the preliminary estimated useful lives for each acquired intangible asset:

Useful Life
Subscriber relationships	9.0 years
Developed technology	8.0 years
Traverse Systems
Effective May 8, 2024, we entered into an asset purchase agreement to acquire certain assets of Traverse Systems, an industry-leading provider in retailer supply chain performance and vendor management. Total consideration transferred at close was $29.4 million, which was comprised of $25.0 million paid in cash and 22,874 shares of SPS common stock (valued at $4.4 million, determined at acquisition close based on the price of SPS common stock). The shares were issued from SPS treasury shares, see Note J - Stockholders' Equity for further detail on the treasury share reissuance.
We accounted for the acquisition as a business combination. We allocated the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. Assets acquired primarily comprised of subscriber relationships and developed technology intangible assets, totaling $7.7 million and $3.6 million of estimated fair value, respectively, and $18.4 million was allocated to goodwill. The remainder of the consideration transferred was allocated to net assets acquired other than the intangible assets. The purchase accounting for the acquisition was finalized in the year ended December 31, 2024. The goodwill associated with the acquisition is deductible for income tax purposes.
Vision33
Effective April 10, 2024, the Company entered into an asset purchase agreement to acquire Vision33's SAP Business One SPS Integration Technology. Pursuant to the definitive agreement, the purchase price, denominated in Canadian dollars ("CAD"), was $5.8 million CAD ($4.3 million U.S. dollars ("USD") at the agreement date exchange rate), of which $4.5 million CAD ($3.3 million USD) was paid in cash at close, with the remainder payable in cash within two years, subject to certain closing conditions. Assets acquired were primarily comprised of developed technology and subscriber relationships, totaling $1.7 million USD and $0.4 million USD of estimated fair value, respectively. The remainder of the consideration transferred, $2.2 million USD, was allocated to goodwill. The purchase accounting for the acquisition was finalized in the year ended December 31, 2024. The goodwill associated with the acquisition is deductible for income tax purposes.
TIE Kinetix
Effective September 13, 2023, we acquired all of the outstanding equity ownership interests of TIE Kinetix Holding B.V. ("TIE Kinetix"), a leading provider of supply chain digitalization including EDI and e-invoicing in Europe and the United States. Pursuant to the definitive agreement, the purchase price was €63.9 million ($68.7 million at the September 13, 2023 exchange rate), net of cash acquired. In the year ended December 31, 2024, provisional amounts were adjusted by $1.8 million, primarily relating to a $2.9 million decrease in estimated value of intangible assets and the corresponding $1.0 million change to the deferred tax position, with the offsets to goodwill. The purchase accounting was finalized in the year ended December 31, 2024. The goodwill associated with the acquisition is not deductible for income tax purposes.
Other Acquisition Activity
On December 30, 2024, we entered into a definitive agreement to acquire all of the outstanding equity ownership interests of Carbon6, a provider of software tools to Amazon sellers, including specialized offerings for revenue recovery for both first-party (1P) and third-party (3P) suppliers. The acquisition became effective on February 4, 2025 ("Close"). Pursuant to the definitive agreement, the total consideration transferred at Close was $209.1 million, net of cash acquired and subject to post-close customary adjustments. The consideration was comprised of $141.4 million paid in cash and 378,100 shares of SPS common stock (valued at $67.7 million, determined at acquisition Close based on the price of SPS common stock). The shares were issued from SPS treasury shares. Given the timing of the acquisition, the Company is currently in the process of determining the impact on its financial statements.

SPS COMMERCE, INC.	51	Form 10-K for the Annual Period ended December 31, 2024

NOTE C – Revenue
We derive our revenues from the following revenue streams:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Recurring revenues:
Fulfillment	$523,704	$436,702	$364,148
Analytics	55,717	51,703	46,894
Other	20,668	13,608	8,005
Recurring revenues	600,089	502,013	419,047
One-time revenues	37,676	34,897	31,828
Total revenue	$637,765	$536,910	$450,875
Revenues are the amount that reflects the consideration we are contractually and legally entitled to, as well as the amount we expect to collect, in exchange for those services.
Revenue by Geographic Area
Domestic revenue, which we define as revenue that was attributable to customers based within the U.S. was as follows:

	Year Ended December 31,
	2024	2023	2022
Domestic revenue	83%	84%	84%
No single jurisdiction outside of the U.S. had revenues in excess of 10%.
Recurring Revenues
We define recurring revenue as active contracts during the reporting period to regularly pay us fees for subscription-based and reoccurring services. All components of the contracts that are not expected to recur (primarily set ups and professional services) are excluded from recurring revenue.
Revenue for subscription-based services is recognized on a ratable basis over the contract term beginning on the date that our service is made available to the customer. Our contracts primarily range from monthly to annual and generally allow the customer to cancel the contract for any reason with 30 to 90 days’ notice. Timing of billings varies by customer and by contract type and are either in advance or within 30 days of the service being performed.
Given that the recurring revenue contracts are generally for one year or less, we have applied the optional exemption to not disclose information about the remaining performance obligations for recurring revenue contracts.
One-time Revenues
One-time revenues consist of set-up fees and miscellaneous fees from customers.
Set-up revenues
Set-up fees, a component of our revenue, are specific for each connection a customer has with a trading partner. These nonrefundable fees are necessary for our customers to utilize our services and do not provide any standalone value. Many of our customers have connections with numerous trading partners.
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

SPS COMMERCE, INC.	52	Form 10-K for the Annual Period ended December 31, 2024

The table below presents the activity of the portion of the deferred revenue liability relating to set-up fees. We expect to recognize $12.9 million of the balance as of December 31, 2024 as revenue over the next 12 months with the remaining amount recognized thereafter.

	Year Ended December 31,
(in thousands)	2024	2023
Balance, beginning of year	$17,603	$14,999
Invoiced set-up fees	16,915	19,146
Recognized set-up fees	(17,783)	(16,542)
Balance, end of year	$16,735	$17,603
Miscellaneous one-time revenues
Miscellaneous one-time fees primarily consist of professional services and testing and certification.
The contract period for these one-time fees is for one year or less and recognized at the time service is provided. We have applied the optional exemption to not disclose information about the remaining performance obligations for miscellaneous one-time fee contracts since they have original durations of one year or less.
Deferred Revenue
In the year ended December 31, 2024, we recognized revenue of $69.2 million from amounts included in deferred revenue at December 31, 2023.
NOTE D – Deferred Costs
The deferred costs activity was as follows:

	Year Ended December 31,
(in thousands)	2024	2023
Balance, beginning of year	$82,750	$70,179
Incurred deferred costs	90,482	89,012
Amortized deferred costs	(87,318)	(76,441)
Balance, end of year	$85,914	$82,750
NOTE E – Fair Value Measurements
Cash equivalents and investments, as measured at fair value on a recurring basis, consisted of the following:

	December 31,
	2024				2023
	Fair Value Level	Amortized Cost	Unrealized Gains (Losses), net	Fair Value	Fair Value Level	Amortized Cost	Unrealized Gains (Losses), net	Fair Value
(in thousands)
Cash equivalents:
Money market funds	Level 1	$178,417	$—	$178,417	Level 1	$161,233	$—	$161,233
Investments:
Certificates of deposit	Level 2	—	—	—	Level 1	6,805	—	6,805
Marketable securities:
Commercial paper	Level 2	—	—	—	Level 2	48,860	694	49,554
		$178,417	$—	$178,417		$216,898	$694	$217,592

SPS COMMERCE, INC.	53	Form 10-K for the Annual Period ended December 31, 2024

NOTE F – Allowance for Credit Losses
The allowance for credit losses activity, included in accounts receivable, net, was as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Balance, beginning of year	$3,320	$3,066	$4,249
Provision for credit losses	7,683	5,707	3,359
Write-offs, net of recoveries	(6,824)	(5,453)	(4,542)
Balance, end of year	$4,179	$3,320	$3,066
NOTE G – Property and Equipment, Net
Property and equipment, net consisted of the following:

	December 31,
(in thousands)	2024	2023
Internally developed software	$73,617	$60,396
Computer equipment	27,890	34,402
Leasehold improvements	14,999	15,387
Office equipment and furniture	8,796	10,966
Property and equipment, cost	125,302	121,151
Less: accumulated depreciation and amortization	(87,755)	(85,108)
Total property and equipment, net	$37,547	$36,043
Depreciation and amortization expense of property and equipment was as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Depreciation and amortization expense	$18,721	$18,631	$16,421
Property and equipment, net located at subsidiary and office locations outside of the U.S. was as follows:

	December 31,
	2024	2023
International property and equipment	18%	15%
NOTE H – Goodwill and Intangible Assets, Net
Goodwill
The activity in goodwill was as follows:

Year Ended December 31,
(in thousands)	2024
Balance, beginning of year	$249,176
Addition from business acquisitions	154,632
Foreign currency translation	(6,445)
Remeasurement from provisional purchase accounting amount	1,817
Balance, end of year	$399,180

SPS COMMERCE, INC.	54	Form 10-K for the Annual Period ended December 31, 2024

Intangible Assets
Intangible assets, net consisted of the following:

	December 31, 2024
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net	Weighted Average Remaining Amortization Period
Subscriber relationships	$178,147	$(47,432)	$(1,715)	$129,000	7.3 years
Developed technology	77,108	(24,111)	(703)	52,294	5.7 years
	$255,255	$(71,543)	$(2,418)	$181,294	6.9 years

	December 31, 2023
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net	Weighted Average Remaining Amortization Period
Subscriber relationships	$105,228	$(32,097)	$724	$73,855	6.6 years
Developed technology	48,843	(15,669)	315	33,489	5.0 years
	$154,071	$(47,766)	$1,039	$107,344	6.1 years

Amortization expense of intangible assets was as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Amortization expense	$23,510	$16,116	$11,768

The estimated future annual amortization expense related to intangible assets is as follows:

(in thousands)
2025	$29,528
2026	28,690
2027	28,216
2028	26,886
2029	20,446
Thereafter	47,528
Total future amortization	$181,294
NOTE I – Commitments and Contingencies
Leases
We are engaged in a lease agreement for our current headquarters located in Minneapolis, Minnesota where we lease approximately 200,000 square feet under an agreement that expires in 2027. The lease also has two options to extend the term for five years each at a market rate determined in accordance with the lease. We lease other smaller facilities across the U.S. and international locations.

SPS COMMERCE, INC.	55	Form 10-K for the Annual Period ended December 31, 2024

The components of lease expense were as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Operating lease cost	$3,420	$3,123	$3,087
Variable lease cost	3,685	3,771	3,576
	$7,105	$6,894	$6,663
Supplemental cash flow information related to operating leases was as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$5,209	$5,022	$4,639
Right-of-use assets obtained in exchange for operating lease liabilities	3,158	1,147	934
Supplemental balance sheet information related to operating leases was as follows:

	December 31, 2024	December 31, 2023
Weighted-average remaining lease term	2.4 years	3.1 years
Weighted-average discount rate	4.3%	4.0%
At December 31, 2024, our future minimum payments under operating leases were as follows:

(in thousands)
2025	$5,952
2026	4,996
2027	1,920
Thereafter	273
Total future gross payments	13,141
Less: imputed interest	(673)
Total operating lease liabilities	$12,468
Purchase Commitments
We have entered into separate noncancelable agreements with computing infrastructure, productivity software, customer relationship management, and performance and security data analytics vendors for services through 2026. At December 31, 2024, our remaining purchase commitments and estimated purchase timing were as follows:

(in thousands)
2025	$14,187
2026	4,160
Total remaining purchase commitments	$18,347
Contingencies
We may be involved in various claims and legal actions in the normal course of business. We believe that the outcome of any such claim or legal action is not expected to have a material adverse effect on our financial position or results of operations.

SPS COMMERCE, INC.	56	Form 10-K for the Annual Period ended December 31, 2024

NOTE J – Stockholders’ Equity
Share Repurchase Programs
Our board of directors has authorized multiple non-concurrent programs to repurchase our common stock. Details of the programs and activity thereunder through December 31, 2024 were as follows:

(in thousands)	Effective Date	Expiration Date	Share Value Authorized for Repurchase	Share Value Repurchased	Unused & Expired Share Repurchase Value	Share Value Available for Future Repurchase
2021 Program	November 2021	August 2022	$50,000	$49,992	$8	N/A
2022 Program	August 2022	July 2024	50,000	40,471	9,529	N/A
2024 Program	August 2024	July 2026	100,000	—	N/A	$100,000
The share repurchase activity by period was as follows:

	Year Ended December 31,
(in thousands, except shares and per share amounts)	2024	2023	2022
Number of shares repurchased	205,331	—	361,745
Total share repurchased cost	$37,567	$—	$43,215
Average total cost per repurchased share	$182.96	$—	$119.46
Treasury Stock Reissuances
In connection with the acquisitions of Traverse Systems and SupplyPike, the Company re-issued treasury shares as part of the purchase consideration (see Note B – Business Combinations for further information).
NOTE K – Stock-Based Compensation
Stock-based compensation expense was allocated in the consolidated statements of comprehensive income as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Cost of revenues	$11,043	$10,169	$8,684
Operating expenses
Sales and marketing	12,547	9,774	7,590
Research and development	9,094	7,200	5,634
General and administrative	21,873	18,365	11,491
	$54,557	$45,508	$33,399
Stock-based compensation expense by grant type or plan was as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Stock options	$2,059	$1,947	$1,903
PSUs	8,192	11,886	7,509
RSUs & DSUs	38,064	26,185	19,282
RSAs	442	472	437
ESPP	2,910	2,488	2,144
401(k) stock match	2,890	2,530	2,124
	$54,557	$45,508	$33,399
As of December 31, 2024, there was $68.2 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a primarily straight-line basis over a weighted-average period of 2.3 years. At December 31, 2024 there were 12.3 million shares available for grant under approved equity compensation plans.

SPS COMMERCE, INC.	57	Form 10-K for the Annual Period ended December 31, 2024

Stock Options
Options generally vest over four years and, upon vesting, the holder is given the option to purchase shares of common stock at a specific strike price until expiration, which is generally seven years from the grant date.
Our stock option activity was as follows:

	Options (#)	Weighted Average Exercise Price ($/share)
Outstanding at December 31, 2021	678,650	44.76
Granted	56,430	122.59
Exercised	(164,393)	29.86
Forfeited	(7,990)	92.48
Outstanding at December 31, 2022	562,697	56.24
Granted	42,215	152.68
Exercised	(254,353)	38.75
Forfeited	(3,737)	129.43
Outstanding at December 31, 2023	346,822	80.02
Granted	38,984	195.76
Exercised	(94,338)	49.91
Forfeited	(2,094)	158.63
Outstanding at December 31, 2024	289,374	104.86
Of the total outstanding options at December 31, 2024, 0.2 million were exercisable. The outstanding and exercisable options had a weighted average exercise price of $86.95 per share and a weighted average remaining contractual life of 2.9 years.
The table below presents additional information related to our stock options:

	Year Ended December 31,
(in thousands, except per share data)	2024	2023	2022
Fair value of options vested	$1,982	$1,966	$1,996
Intrinsic value of options exercised	13,934	31,227	16,705
Intrinsic value of options outstanding	23,387	39,474	40,692
Weighted-average fair value per share of options granted	69.11	56.47	41.34
The fair values of the options granted were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2024	2023	2022
Life (in years)	4.1	4.2	4.3
Volatility	36.6%	39.3%	37.7%
Dividend yield	—	—	—
Risk-free interest rate	4.3%	4.0%	2.5%
Performance Share Units, Restricted Stock Units and Awards, and Deferred Stock Units
We grant PSU awards with certain target performance levels. These awards are earned based upon our Company’s total shareholder return as compared to an indexed total shareholder return over the course of a fiscal based three-year performance period, starting in the year of grant. Earned awards vest in the quarter following the conclusion of the performance period. Expense is recognized on a straight-line basis over the performance period, regardless of whether the market condition is satisfied as the likelihood of the market condition being met is included in the fair-value measurement of the award.

SPS COMMERCE, INC.	58	Form 10-K for the Annual Period ended December 31, 2024

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
Activity for our PSUs, RSUs, RSAs, and DSUs in aggregate was as follows:

	#	Weighted Average Grant Date Fair Value ($/share)
Outstanding at December 31, 2021	702,160	78.03
Granted	312,880	126.44
Vested and common stock issued	(276,872)	64.12
Forfeited	(26,010)	99.37
Outstanding at December 31, 2022	712,158	103.93
Granted	416,377	163.55
Vested and common stock issued	(344,087)	77.52
Forfeited	(11,034)	122.97
Outstanding at December 31, 2023	773,414	147.50
Granted	413,619	185.54
Vested and common stock issued	(462,481)	130.03
Forfeited	(35,030)	180.59
Outstanding at December 31, 2024	689,522	180.35
The number of PSUs, RSUs, RSAs, and DSUs outstanding at December 31, 2024 included less than 0.1 million units that have vested, but the shares of common stock have not yet been issued, pursuant to the terms of the agreements.
Employee Stock Purchase Plan
Our ESPP activity was as follows:

	Year Ended December 31,
(in thousands, except shares)	2024	2023	2022
Amounts for shares purchased	$9,827	$8,114	$6,676
Shares purchased	61,979	63,641	70,107
A total of 1.6 million shares of common stock are remaining for issuance under the plan at December 31, 2024.
The fair value was estimated based on the market price of our common stock at the beginning of the offering period using the following assumptions:

	Year Ended December 31,
	2024	2023	2022
Life (in years)	0.5	0.5	0.5
Volatility	33.1%	36.4%	42.0%
Dividend yield	—	—	—
Risk-free interest rate	5.3%	4.9%	1.3%

SPS COMMERCE, INC.	59	Form 10-K for the Annual Period ended December 31, 2024

Note L – Income Taxes
Our provision for income taxes was comprised of the following components:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Current
Federal	$20,988	$20,168	$13,881
State	6,147	4,221	4,149
Foreign	3,161	2,103	1,990
Deferred
Federal	(5,256)	(5,425)	(2,530)
State	(1,466)	(390)	(751)
Foreign	(1,152)	(938)	(549)
	$22,422	$19,739	$16,190
The percentage of domestic income before income taxes, which we define as the percentage of consolidated income before income taxes that was attributable to our subsidiaries based in the U.S., was as follows:

	Year Ended December 31,
	2024	2023	2022
Domestic income before income taxes	92%	94%	91%
The following table reconciles the U.S. federal statutory income tax rate with our effective tax rate:

	Year Ended December 31,
	2024	2023	2022
U.S. statutory federal income tax rate	21.0%	21.0%	21.0%
Increase (decrease) resulting from:
U.S. state income taxes, net of federal tax effect	5.7	5.1	4.6
Tax impact of stock activity	(4.9)	(5.6)	(4.7)
Nondeductible compensation	3.2	4.7	3.5
Research and development credit	(1.5)	(1.5)	(1.5)
Foreign derived intangible income	(1.3)	(1.3)	(1.4)
Other	0.3	0.7	1.2
Effective tax rate	22.5%	23.1%	22.7%

SPS COMMERCE, INC.	60	Form 10-K for the Annual Period ended December 31, 2024

The significant components of our deferred income tax assets and liabilities were as follows:

	December 31,
(in thousands)	2024	2023
Deferred income tax assets
Net operating loss and credit carryforwards	$10,722	$10,212
Stock-based compensation expense	7,110	6,304
Accrued expenses	6,600	6,067
Operating lease liabilities	2,977	3,470
Research and development capitalized	26,788	17,007
Other deferred income tax assets	3,026	2,705
Gross deferred income tax assets	57,223	45,765
Less: valuation allowance	(2,965)	(2,545)
Total net deferred income tax assets	$54,258	$43,220

Deferred income tax liabilities
Deferred costs	$(21,537)	$(20,672)
Right-of-use assets	(1,893)	(1,884)
Depreciation and amortization	(44,556)	(28,066)
Other deferred income tax liabilities	(1,308)	(1,065)
Total deferred income tax liabilities	(69,294)	(51,687)
Net deferred income tax liabilities	$(15,036)	$(8,467)
As of December 31, 2024, we had the following tax loss carryforwards:

(in millions, except expiration dates)	Amount	Expiration Dates
Federal
Operating loss carryforwards	$30.2
Operating loss carryforwards expected to expire unused due to Section 382 limitations	6.5
Federal operating loss carryforwards, net of Section 382 limitations	$23.7	2025 - 2037

Other
State operating loss carryforwards	$17.0	2025 - 2044
Foreign loss carryforwards	10.0	N/A
Total tax loss carryforwards, net of Section 382 limitations	$50.7
NOTE M – Other Income and Expense
Other income, net included the following:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Investment income	$10,582	$7,660	$1,670
Realized gain (loss) from investments held and foreign currency impact on cash and investments	115	1,726	(1,026)
Other expense, net	(104)	(1,071)	(502)
Total other income, net	$10,593	$8,315	$142

SPS COMMERCE, INC.	61	Form 10-K for the Annual Period ended December 31, 2024

NOTE N – Net Income Per Share
The components and computation of basic and diluted net income per share were as follows:

	Year Ended December 31,
(in thousands, except per share amounts)	2024	2023	2022
Numerator
Net income	$77,054	$65,824	$55,134
Denominator
Weighted average common shares outstanding, basic	37,306	36,646	36,117
Options to purchase common stock and ESPP	150	265	382
PSUs, RSUs, RSAs, and DSUs	400	564	454
Weighted average common shares outstanding, diluted	37,856	37,475	36,953
Net income per share
Basic	$2.07	$1.80	$1.53
Diluted	$2.04	$1.76	$1.49
The number of outstanding potential common shares that were excluded from the calculation of diluted net income per share as they were anti-dilutive was as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Anti-dilutive shares	55	36	75
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
Our total contributions were as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Retirement contributions	$7,849	$6,627	$5,386
NOTE P – Related Party Transactions
The SPS Commerce Foundation (the “Foundation”) is a Minnesota non-profit organization exempt from federal taxation under Section 501(c)(3) of the Internal Revenue Code. The Foundation was formed in 2015 to engage in, advance, support, promote and administer charitable activities. The directors of the Foundation are also our executive officers. These directors receive no compensation from the Foundation or us for the management services performed for the Foundation. The Foundation is not a subsidiary of ours and the financial results of the Foundation are not consolidated with our financial statements. We have no current legal obligations for future commitments to the Foundation. Contributions to the Foundation were recorded in general and administrative expense in our consolidated statements of comprehensive income. The activity was as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Foundation contributions	$3,250	$2,300	$2,750
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

SPS COMMERCE, INC.	62	Form 10-K for the Annual Period ended December 31, 2024

Item 9A.    Controls and Procedures
Assessment of Disclosure Controls and Procedures
We assessed the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024, the end of the period covered by this Annual Report on Form 10-K. This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Disclosure controls and procedures means controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed such that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2024, our disclosure controls and procedures were effective.
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
Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed our internal control over financial reporting as of December 31, 2024, based on criteria for effective internal control over financial reporting established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2024 based on the specified criteria.
Pursuant to the SEC’s general guidance that the assessment of a recently acquired business' internal control over financial reporting may be omitted in the year of acquisition, the scope of the assessment of our internal control over financial reporting as of December 31, 2024 excluded SupplyPike (acquired in July 2024). Our assessment of the effectiveness of internal control over financial reporting as of December 31, 2025 will include SupplyPike. Excluding net intangible assets and goodwill, SupplyPike represented less than 5% of our consolidated assets as of December 31, 2024 and less than 5% of our consolidated revenues for the year ended December 31, 2024.
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report, which is included under Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SPS COMMERCE, INC.	63	Form 10-K for the Annual Period ended December 31, 2024

Item 9B.    Other Information
Insider Adoption or Termination of Trading Arrangements
During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

SPS COMMERCE, INC.	64	Form 10-K for the Annual Period ended December 31, 2024

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item will be included in the 2025 Proxy Statement under the captions “Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” “Audit Committee Report and Payment of Fees to Our Independent Auditor,” “Executive Compensation,” and “Delinquent Section 16(a) Reports” and is incorporated herein by reference.
Item 11.    Executive Compensation
The information required by this item will be included in the 2025 Proxy Statement under the captions “Executive Compensation,” “Director Compensation,” and “Security Ownership” and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in the 2025 Proxy Statement under the caption “Security Ownership” and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in the 2025 Proxy Statement under the captions “Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” and “Certain Relationships and Related Transactions” and is incorporated herein by the reference.
Item 14.    Principal Accountant Fees and Services
The information required by this item will be included in the 2025 Proxy Statement under the caption “Audit Committee Report and Payment of Fees to Our Independent Auditor” and is incorporated herein by reference.
PART IV
Item 15.    Exhibits and Financial Statement Schedules
The following documents are filed as a part of this Annual Report on Form 10-K:
(a)Financial Statements: The financial statements filed as a part of this report are listed in Part II, Item 8.
(b)Financial Statement Schedules: The schedules are either not applicable or the required information is presented in the consolidated financial statements or notes thereto.
(c)Exhibits: The exhibits incorporated by reference or filed as a part of this Annual Report on Form 10-K are listed in the Exhibit Index prior to the signatures of this report.

SPS COMMERCE, INC.	65	Form 10-K for the Annual Period ended December 31, 2024

EXHIBIT INDEX

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

3.1	Tenth Amended and Restated Certificate of Incorporation	8-K	05/16/2024	3.1

3.2	Amended and Restated Bylaws, effective as of February 17, 2023	10-K	02/21/2023	3.2

4.1	Description of Capital Stock	10-K	02/23/2021	4.1

10.1	2010 Equity Incentive Plan, as amended effective October 29, 2014**	10-K	02/20/2015	10.6

10.2	Form of Incentive Stock Option Agreement under 2010 Equity Incentive Plan**	8-K	02/17/2012	10.2

10.3	Form of Non-Statutory Stock Option Agreement (Employee) under 2010 Equity Incentive Plan**	10-K	02/21/2023	10.3

10.4	Form of Non-Statutory Stock Option Agreement (Director) under 2010 Equity Incentive Plan**	8-K	02/17/2012	10.4

10.5	Form of Restricted Stock Unit Award Agreement (Employee) under 2010 Equity Incentive Plan**	10-K	02/21/2023	10.5

10.6	Form of Restricted Stock Unit Award Agreement (Director) under 2010 Equity Incentive Plan**				X

10.7	Form of Restricted Stock Award Agreement under 2010 Equity Incentive Plan**	10-Q	05/08/2012	10.6

10.8	Form of Performance Stock Unit Agreement under 2010 Equity Incentive Plan**	10-K	02/21/2023	10.7

10.9	Form of Deferred Stock Unit Agreement under 2010 Equity Incentive Plan**				X

10.10	Form of Indemnification Agreement for Independent Directors**	S-1/A	01/11/2010	10.18

10.11	Form of Indemnification Agreement for Archie C. Black**	S-1/A	01/11/2010	10.19

10.12	Management Incentive Plan**	8-K	02/03/2016	10.2

10.13	Amendment to Amended and Restated Executive Severance and Change in Control Agreement, dated as of March 1, 2023, by and between Archie C. Black and SPS Commerce, Inc.**	8-K	03/02/2023	10.1

10.14	Amended and Restated Executive Severance and Change in Control Agreement between the Company and Archie C. Black**	8-K	02/18/2020	10.1

10.15	SPS Commerce, Inc. Executive Management Team Severance Plan**	8-K	05/16/2024	10.1

10.16	Agreement to Terminate Amended and Restated Executive Severance and Change in Control Agreement, effective as of May 16, 2024, by and between SPS Commerce, Inc. and Kimberly Nelson**	8-K	05/16/2024	10.2

10.17	Form of Amended and Restated Executive Severance and Change in Control Agreement**	8-K	02/18/2020	10.2

SPS COMMERCE, INC.	66	Form 10-K for the Annual Period ended December 31, 2024

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
10.18	Form of Amendment to Amended and Restated Executive Severance and Change in Control Agreement**	8-K	03/02/2023	10.3

10.19	Offer Letter between Chad Collins and SPS Commerce, Inc., dated as of July 6, 2023**	8-K	07/06/2023	10.1

10.20	Executive Severance and Change in Control Agreement, effective as of October 2,2023, by and between Chad Collins and SPS Commerce, Inc.**	8-K	07/06/2023	10.2

10.21	Registration Rights and Lock-Up Agreement, dated July 31, 2024	8-K	08/01/2024	10.1

10.22	Registration Rights and Lock-Up Agreement, dated January 2, 2025	8-K	01/02/2025	99.1

10.23	Form of Restricted Stock Unit Award Agreement under 2010 Equity Incentive Plan, as amended**				X

10.24	Form of Performance Stock Unit Agreement under 2010 Equity Incentive Plan (for awards beginning in 2025)**				X

10.25	Non-Employee Director Compensation Summary**				X

19.1	SPS Commerce, Inc. Insider Trading Policy**				X

21.1	Subsidiaries of the registrant				X

23.1	Consent of KPMG LLP				X

24.1	Power of Attorney (included on signature page)				X

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

97	SPS Commerce, Inc. Required Compensation Recovery Policy, effective October 2, 2023	10-K	02/20/2024	97

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T				X

104	The cover page from the Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL				X
**Indicates management contract or compensatory plan or arrangement.
Item 16.    Form 10-K Summary
None.

SPS COMMERCE, INC.	67	Form 10-K for the Annual Period ended December 31, 2024

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 18, 2025	SPS COMMERCE, INC.

	By:	/s/ CHADWICK COLLINS
Chadwick Collins
Chief Executive Officer
Each of the undersigned hereby appoints Chadwick Collins and Kimberly Nelson, and each of them (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Exchange Act of 1934, any and all amendments and exhibits to this annual report on Form 10-K and any and all applications, instruments, and other documents to be filed with the Securities and Exchange Commission pertaining to this annual report on Form 10-K or any amendments thereto, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 18, 2025.

Name and Signature	Title

/s/ CHADWICK COLLINS	Chief Executive Officer and Director
Chadwick Collins	(principal executive officer)

/s/ KIMBERLY NELSON	Executive Vice President and Chief Financial Officer
Kimberly Nelson	(principal financial and accounting officer)

/s/ JAMES RAMSEY	Director
James Ramsey

/s/ MARTY RÉAUME	Director
Marty Réaume

/s/ TAMI RELLER	Director
Tami Reller

/s/ PHILIP SORAN	Director
Philip Soran

/s/ ANNE SEMPOWSKI WARD	Director
Anne Sempowski Ward

/s/ SVEN WEHRWEIN	Director
Sven Wehrwein

SPS COMMERCE, INC.	68	Form 10-K for the Annual Period ended December 31, 2024