Form 10-Q
period 2025-03-31
SPS COMMERCE INC
filed 2025-04-24
CIK 1092699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding at April 17, 2025 was 37,977,378 shares.

SPS COMMERCE, INC.
QUARTERLY REPORT ON FORM 10-Q
Unless the context otherwise requires, for purposes of the Quarterly Report on Form 10-Q, the words “we,” “us,” “our,” the “Company,” “SPS,” and “SPS Commerce” refer to SPS Commerce, Inc.

SPS COMMERCE, INC.	2	Form 10-Q for the Quarterly Period ended March 31, 2025

PART I. – FINANCIAL INFORMATION
Item 1. Financial Statements
SPS COMMERCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except shares)	March 31, 2025	December 31, 2024
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$94,921	$241,017
Accounts receivable	68,183	56,214
Allowance for credit losses	(4,793)	(4,179)
Accounts receivable, net	63,390	52,035
Deferred costs	67,107	65,342
Other assets	26,417	23,513
Total current assets	251,835	381,907
Property and equipment, net	38,687	37,547
Operating lease right-of-use assets	8,424	8,192
Goodwill	533,940	399,180
Intangible assets, net	252,280	181,294
Other assets
Deferred costs, non-current	21,416	20,572
Deferred income tax assets	562	505
Other assets, non-current	1,906	2,033
Total assets	$1,109,050	$1,031,230
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$11,255	$8,577
Accrued compensation	40,747	47,160
Accrued expenses	16,640	12,108
Deferred revenue	78,620	74,256
Operating lease liabilities	6,162	4,583
Total current liabilities	153,424	146,684
Other liabilities
Deferred revenue, non-current	5,748	6,189
Operating lease liabilities, non-current	6,101	7,885
Deferred income tax liabilities	20,298	15,541
Other liabilities, non-current	2,558	241
Total liabilities	188,129	176,540
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 110,000,000 shares authorized; 39,833,096 and 39,590,276 shares issued; and 38,001,227 and 37,661,308 shares outstanding, respectively	40	40
Treasury stock, at cost; 1,831,869 and 1,928,968 shares, respectively	(102,096)	(99,748)
Additional paid-in capital	672,138	627,982
Retained earnings	358,295	336,099
Accumulated other comprehensive loss	(7,456)	(9,683)
Total stockholders’ equity	920,921	854,690
Total liabilities and stockholders’ equity	$1,109,050	$1,031,230
See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.	3	Form 10-Q for the Quarterly Period ended March 31, 2025

SPS COMMERCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(in thousands, except per share amounts) (unaudited)	2025	2024
Revenues	$181,549	$149,576
Cost of revenues	56,914	51,487
Gross profit	124,635	98,089
Operating expenses
Sales and marketing	41,634	36,432
Research and development	17,439	16,009
General and administrative	31,018	25,907
Amortization of intangible assets	8,588	4,338
Total operating expenses	98,679	82,686
Income from operations	25,956	15,403
Other income, net	2,207	3,132
Income before income taxes	28,163	18,535
Income tax expense	5,967	532
Net income	$22,196	$18,003

Other comprehensive income (expense)
Foreign currency translation adjustments	2,227	(3,317)
Unrealized gain on investments, net of tax of $— and $171, respectively	—	513
Reclassification of gain on investments into earnings, net of tax of $— and $(215), respectively	—	(646)
Total other comprehensive income (expense)	2,227	(3,450)
Comprehensive income	$24,423	$14,553

Net income per share
Basic	$0.58	$0.49
Diluted	$0.58	$0.48

Weighted average common shares used to compute net income per share
Basic	37,990	37,049
Diluted	38,163	37,686
See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.	4	Form 10-Q for the Quarterly Period ended March 31, 2025

SPS COMMERCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Total Stockholders' Equity
(in thousands, except shares) (unaudited)	Shares	Amount	Shares	Amount
Balances, December 31, 2023	36,820,048	$39	2,151,098	$(128,892)	$537,061	$259,045	$222	$667,475
Stock-based compensation	—	—	—	—	19,285	—	—	19,285
Shares issued pursuant to stock awards	336,035	—	—	—	1,261	—	—	1,261
Employee stock purchase plan activity	2,398	—	—	—	391	—	—	391
Repurchases of common stock, net of costs	(109,480)	—	109,480	(20,000)	—	—	—	(20,000)
Net income	—	—	—	—	—	18,003	—	18,003
Foreign currency translation adjustments	—	—	—	—	—	—	(3,317)	(3,317)
Unrealized gain on investments, net of tax	—	—	—	—	—	—	513	513
Reclassification of gain on investments into earnings, net of tax	—	—	—	—	—	—	(646)	(646)
Balances, March 31, 2024	37,049,001	$39	2,260,578	$(148,892)	$557,998	$277,048	$(3,228)	$682,965

Balances, December 31, 2024	37,661,308	$40	1,928,968	$(99,748)	$627,982	$336,099	$(9,683)	$854,690
Stock-based compensation	—	—	—	—	13,138	—	—	13,138
Shares issued pursuant to stock awards	240,190		—	—	635	—	—	635
Employee stock purchase plan activity	2,630	—	—	—	411	—	—	411
Repurchases of common stock, net of costs	(281,001)	—	281,001	(40,000)	—	—	—	(40,000)
Reissuances of treasury stock	378,100	—	(378,100)	37,652	29,972	—	—	67,624
Net income	—	—	—	—	—	22,196	—	22,196
Foreign currency translation adjustments	—	—	—	—	—	—	2,227	2,227
Balances, March 31, 2025	38,001,227	$40	1,831,869	$(102,096)	$672,138	$358,295	$(7,456)	$920,921
See accompanying notes to these condensed consolidated financial statements..

SPS COMMERCE, INC.	5	Form 10-Q for the Quarterly Period ended March 31, 2025

SPS COMMERCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(in thousands) (unaudited)	2025	2024
Cash flows from operating activities
Net income	$22,196	$18,003
Reconciliation of net income to net cash provided by operating activities
Deferred income taxes	(4,418)	(7,070)
Depreciation and amortization of property and equipment	4,957	4,694
Amortization of intangible assets	8,588	4,338
Provision for credit losses	1,822	1,408
Stock-based compensation	13,867	20,018
Other, net	168	(431)
Changes in assets and liabilities, net of effects of acquisition
Accounts receivable	(7,443)	(6,759)
Deferred costs	(1,247)	(1,651)
Other assets and liabilities	1,174	3,030
Accounts payable	1,677	5,098
Accrued compensation	(7,948)	(9,518)
Accrued expenses	3,868	(674)
Deferred revenue	3,160	4,129
Operating leases	(438)	(551)
Net cash provided by operating activities	39,983	34,064
Cash flows from investing activities
Purchases of property and equipment	(6,150)	(3,533)
Purchases of investments	—	(44,412)
Maturities of investments	—	45,000
Acquisition of business, net	(141,636)	—
Net cash used in investing activities	(147,786)	(2,945)
Cash flows from financing activities
Repurchases of common stock	(40,000)	(16,540)
Net proceeds from exercise of options to purchase common stock	635	1,260
Net proceeds from employee stock purchase plan activity	411	391
Net cash used in financing activities	(38,954)	(14,889)
Effect of foreign currency exchange rate changes	661	(674)
Net increase (decrease) in cash and cash equivalents	(146,096)	15,556
Cash and cash equivalents at beginning of period	241,017	219,081
Cash and cash equivalents at end of period	$94,921	$234,637

See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.	6	Form 10-Q for the Quarterly Period ended March 31, 2025

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
This interim financial information has been prepared under the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and notes required by GAAP. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission (“SEC”). We have included all normal recurring adjustments considered necessary to provide a fair presentation of our financial position, results of operations, stockholders’ equity, and cash flows for the interim periods presented. Operating results for these interim periods are not necessarily indicative of the results to be expected for the full year.
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
Significant Accounting Policies
There were no material changes in our significant accounting policies, nor were there differences in the basis of our segmentation, during the three months ended March 31, 2025. See Note A to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC.
Accounting Pronouncements Not Yet Adopted

Standard	Date of Issuance	Description	Year of Required Adoption	Effect on the Financial Statements
ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures	December 2023	This amendment requires that an entity disclose specific categories in the effective tax rate reconciliation table as well as provide disclosure of disaggregated information related to income tax expense, income before income taxes, and income taxes paid.	2025	The adoption will result in additional disclosure in our Annual Report on Form 10-K for the year ending December 31, 2025.
ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)	November 2024	This amendment requires that an entity disclose in its notes to financial statements specified information about certain costs and expenses.	2027	We are currently evaluating the adoption on our financial statements and anticipate the impact will result in additional disclosure.

SPS COMMERCE, INC.	7	Form 10-Q for the Quarterly Period ended March 31, 2025

NOTE B – Business Acquisitions
Carbon6 Technologies, Inc.
On December 30, 2024, we entered into a definitive agreement to acquire all of the outstanding equity ownership interests of Carbon6 Technologies, Inc. ("Carbon6"), a provider of software tools to Amazon sellers, including specialized offerings for revenue recovery for both first-party ("1P") and third-party ("3P") suppliers. The acquisition became effective on February 4, 2025 ("Close"). Pursuant to the definitive agreement, the total consideration transferred at Close was $209.3 million, net of cash acquired, and subject to customary post-close adjustments. The consideration was comprised of $141.6 million paid in cash, net of cash acquired, and 378,100 shares of SPS common stock (valued at $67.7 million, determined at acquisition Close based on the price of SPS common stock). The shares were issued from SPS treasury shares. The purchase accounting for the acquisition has not been finalized as of March 31, 2025; provisional amounts are primarily related to intangible assets and tax components, and correspondingly goodwill. We will finalize the allocation of the purchase price within the one-year measurement period following the acquisition. The goodwill associated with the acquisition is not deductible for income tax purposes.
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
The following table presents the purchase consideration and estimated fair values of acquired assets and liabilities recorded in the Company's condensed consolidated balance sheet as of the acquisition date:

(in thousands)
Cash paid	$143,855
Equity consideration	67,672
Total consideration	$211,527

Estimated fair value of assets and liabilities acquired:
Cash	$2,267
Accounts receivable	5,868
Other assets, current	7,782
Intangible assets
Subscriber relationships	58,800
Developed technology	25,200
Other liabilities, current and non-current	(7,682)
Deferred income tax liabilities, net	(10,274)
Total fair value of assets and liabilities acquired	$81,961

Goodwill	$129,566
The following table summarizes the preliminary estimated useful lives for each acquired intangible asset:

Useful Life
Subscriber relationships	8.0 years
Developed technology	9.0 years
Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information presents the combined results of SPS and Carbon6 assuming the acquisition was completed as of the beginning of the prior fiscal year, January 1, 2024. These unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined companies would have been, nor are they indicative of future results of operations.

SPS COMMERCE, INC.	8	Form 10-Q for the Quarterly Period ended March 31, 2025

The pro forma results reflect certain adjustments, such as one-time acquisition-related costs, incremental impact for amortization of acquired intangibles, and the elimination of debt extinguishment and interest costs. The adjustments do not reflect synergies or costs that would have been expected to result from the integration of the acquisition.

Pro forma consolidated revenue and net income for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Revenue	$185,730	$158,120
Net income	28,382	13,111
SupplyPike, Inc.
Effective July 31, 2024, we acquired SupplyPike, Inc. ("SupplyPike"), an automated invoice deduction management and prevention solution, through the purchase of all of the outstanding equity ownership interests of SupplyPike. Pursuant to the definitive agreement and plan of merger, the total consideration transferred at close was $205.8 million, net of cash acquired. The consideration was comprised of $118.6 million paid in cash, net of cash acquired, and 404,587 shares of SPS common stock (valued at $87.2 million, determined at acquisition close based on the price of SPS common stock). The shares were issued from SPS treasury shares. The purchase accounting for the acquisition was finalized in the three months ending March 31, 2025; provisional adjustments were primarily related to intangible assets and tax components, and correspondingly goodwill. The goodwill associated with the acquisition is not deductible for income tax purposes.
Purchase Price Allocation
We accounted for the acquisition as a business combination. We allocated the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date.

SPS COMMERCE, INC.	9	Form 10-Q for the Quarterly Period ended March 31, 2025

The following table presents the purchase consideration and estimated fair values of acquired assets and liabilities recorded in the Company's condensed consolidated balance sheet as of the acquisition date:

(in thousands)
Cash paid	$124,769
Equity consideration	87,156
Total consideration	$211,925

Estimated fair value of assets and liabilities acquired:
Cash	$6,118
Other assets, current and non-current	3,732
Intangible assets
Subscriber relationships	62,967
Developed technology	21,090
Deferred revenue	(2,297)
Other liabilities, current and non-current	(2,644)
Deferred income tax liabilities, net	(15,098)
Total fair value of assets and liabilities acquired	$73,868

Goodwill	$138,057
The following table summarizes the estimated useful lives for each acquired intangible asset:

Useful Life
Subscriber relationships	9.0 years
Developed technology	8.0 years
NOTE C – Revenue
Revenue by Product Type
We derive our revenues from the following revenue streams:

	Three Months Ended March 31,
(in thousands)	2025	2024
Recurring revenues:
Fulfillment	$152,631	$121,853
Analytics	13,702	14,014
Other	5,996	3,817
Recurring revenues	172,329	139,684
One-time revenues	9,220	9,892
Total revenue	$181,549	$149,576

SPS COMMERCE, INC.	10	Form 10-Q for the Quarterly Period ended March 31, 2025

Revenue by Geographic Area
Domestic revenue, which we define as revenue that was attributable to customers based within the United States ("U.S."), was as follows:

	Three Months Ended March 31,
	2025	2024
Domestic revenue	85%	83%
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
The table below presents the activity of the portion of the deferred revenue liability relating to set-up fees. We expect to recognize $12.1 million of the balance as of March 31, 2025 as revenue over the next 12 months with the remaining amount recognized thereafter.

	Three Months Ended March 31,
(in thousands)	2025	2024
Balance, beginning of period	$16,735	$17,603
Invoiced set-up fees	3,407	4,167
Recognized set-up fees	(4,446)	(4,352)
Balance, end of period	$15,696	$17,418
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

SPS COMMERCE, INC.	11	Form 10-Q for the Quarterly Period ended March 31, 2025

Deferred Revenue
We recognized revenue of $42.8 million and $36.6 million in the three months ended March 31, 2025 and 2024, respectively, from amounts included in deferred revenue at the beginning of the period.
NOTE D – Deferred Costs
The deferred costs activity was as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Balance, beginning of period	$85,914	$82,750
Incurred deferred costs	28,618	21,930
Amortized deferred costs	(26,009)	(20,432)
Balance, end of period	$88,523	$84,248
NOTE E – Fair Value Measurements
Cash equivalents, as measured at fair value on a recurring basis, consisted of the following:

		March 31, 2025			December 31, 2024
	Fair Value Level	Amortized Cost	Unrealized Gains (Losses), net	Fair Value	Amortized Cost	Unrealized Gains (Losses), net	Fair Value
(in thousands)
Cash equivalents:
Money market funds	Level 1	$70,944	$—	$70,944	$178,417	$—	$178,417

NOTE F – Allowance for Credit Losses
The allowance for credit losses activity, included in accounts receivable, net, was as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Balance, beginning of period	$4,179	$3,320
Provision for credit losses	1,822	1,408
Write-offs, net of recoveries	(1,208)	(1,139)
Balance, end of period	$4,793	$3,589

SPS COMMERCE, INC.	12	Form 10-Q for the Quarterly Period ended March 31, 2025

NOTE G – Property and Equipment, Net
Property and equipment, net consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024
Internally developed software	$78,558	$73,617
Computer equipment	28,357	27,890
Leasehold improvements	15,009	14,999
Office equipment and furniture	8,906	8,796
Property and equipment, cost	130,830	125,302
Less: accumulated depreciation and amortization	(92,143)	(87,755)
Total property and equipment, net	$38,687	$37,547

Property and equipment, net located outside of the U.S. was as follows:

	March 31, 2025	December 31, 2024
International property and equipment	20%	18%
NOTE H – Goodwill and Intangible Assets, Net
Goodwill
The activity in goodwill was as follows:

(in thousands)	Three Months Ended March 31, 2025
Balance, beginning of period	$399,180
Addition from business acquisitions	129,566
Foreign currency translation	1,273
Remeasurement from provisional purchase accounting amount	3,921
Balance, end of period	$533,940
Intangible Assets
Intangible assets, net consisted of the following:

	March 31, 2025
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net	Weighted Average Remaining Amortization Period
Subscriber relationships	$228,727	$(51,767)	$539	$177,499	7.3 years
Developed technology	101,429	(26,940)	292	74,781	6.6 years
	$330,156	$(78,707)	$831	$252,280	7.1 years

SPS COMMERCE, INC.	13	Form 10-Q for the Quarterly Period ended March 31, 2025

	December 31, 2024
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net	Weighted Average Remaining Amortization Period
Subscriber relationships	$178,147	$(47,432)	$(1,715)	$129,000	7.3 years
Developed technology	77,108	(24,111)	(703)	52,294	5.7 years
	$255,255	$(71,543)	$(2,418)	$181,294	6.9 years
The estimated future annual amortization expense related to intangible assets is as follows:

(in thousands)
Remainder of 2025	$29,532
2026	38,392
2027	37,918
2028	36,587
2029	30,147
Thereafter	79,704
Total future amortization	$252,280
NOTE I – Commitments and Contingencies
Leases
The components of lease expense were as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Operating lease cost	$921	$814
Variable lease cost	882	954
	$1,803	$1,768
Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$1,457	$1,203
Right-of-use assets obtained in exchange for operating lease liabilities	1,094	—
Supplemental balance sheet information related to operating leases was as follows:

	March 31, 2025	December 31, 2024
Weighted-average remaining lease term	2.1 years	2.4 years
Weighted-average discount rate	4.2%	4.3%

SPS COMMERCE, INC.	14	Form 10-Q for the Quarterly Period ended March 31, 2025

At March 31, 2025, our future minimum payments under operating leases were as follows:

(in thousands)
Remainder of 2025	$5,412
2026	5,194
Thereafter	2,233
Total future gross payments	$12,839
Less: imputed interest	(576)
Total operating lease liabilities	$12,263
Purchase Commitments
We have entered into separate noncancelable agreements with vendors for computing infrastructure, software platforms, and other service arrangements through 2030. At March 31, 2025, our remaining purchase commitments and estimated purchase timing were as follows:

(in thousands)
Remainder of 2025	$11,297
2026	5,180
Thereafter	4,137
Total estimated future purchases	$20,614
NOTE J – Stockholders’ Equity
Share Repurchase Programs
Our board of directors has authorized multiple non-concurrent programs to repurchase our common stock. Details of the programs and activity thereunder through March 31, 2025 were as follows:

(in thousands)	Effective Date	Expiration Date	Share Value Authorized for Repurchase	Share Value Repurchased	Unused & Expired Share Repurchase Value	Share Value Available for Future Repurchase
2022 Program	August 2022	July 2024	$50,000	$40,471	$9,529	N/A
2024 Program	August 2024	July 2026	100,000	39,994	N/A	$60,006
The share repurchase activity by period was as follows:

	Three Months Ended March 31,
(in thousands, except shares and per share amounts)	2025	2024
Number of shares repurchased	281,001	109,480
Total share repurchased cost	$40,000	$20,000
Average total cost per repurchased share	$142.35	$182.68
Treasury Stock Reissuance
In connection with the acquisition of Carbon6 in the three months ended March 31, 2025, the Company re-issued treasury shares as part of the purchase consideration (see Note B – Business Combinations for further information).

SPS COMMERCE, INC.	15	Form 10-Q for the Quarterly Period ended March 31, 2025

NOTE K – Stock-Based Compensation
Our equity compensation plans include grants of incentive and nonqualified stock options, performance share units (“PSUs”), restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and deferred stock units (“DSUs”), to employees, executive officers, and non-employee directors. We also provide an employee stock purchase plan (“ESPP”) and 401(k) match to eligible participants. At March 31, 2025, there were 11.9 million shares available for grant under approved equity compensation plans.
Stock-based compensation expense was allocated in the condensed consolidated statements of comprehensive income as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Cost of revenues	$3,111	$4,082
Operating expenses
Sales and marketing	2,427	4,444
Research and development	2,017	3,242
General and administrative	6,312	8,250
	$13,867	$20,018
Stock-based compensation expense by grant type or plan was as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Stock options	$549	$497
PSUs	3,007	2,445
RSUs & DSUs	8,633	15,491
RSAs	113	126
ESPP	836	721
401(k) stock match	729	738
	$13,867	$20,018
As of March 31, 2025, there was $102.3 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a primarily straight-line basis over a weighted average period of 2.6 years.

SPS COMMERCE, INC.	16	Form 10-Q for the Quarterly Period ended March 31, 2025

Stock Options
Our stock option activity was as follows:

	Three Months Ended March 31, 2025
	Options (#)	Weighted Average Exercise Price ($/share)
Outstanding, beginning of period	289,374	$104.86
Granted	48,049	146.21
Exercised	(12,044)	52.74
Forfeited	(4,539)	167.94
Outstanding, end of period	320,840	$112.12
Of the total outstanding options at March 31, 2025, 0.2 million were exercisable. The outstanding and exercisable options had a weighted average exercise price of $94.29 per share and a weighted average remaining contractual life of 2.7 years.
The weighted average grant date fair value of options granted during the three months ended March 31, 2025 was $50.56 per share. This was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Life (in years)	3.9
Volatility	36.7%
Dividend yield	—
Risk-free interest rate	4.3%
Performance Share Units, Restricted Stock Units and Awards, and Deferred Stock Units
In each of the quarters ended March 31, 2025, 2024, 2023, and 2022 we granted PSU awards with a target performance level. These awards are earned based upon our Company’s total shareholder return as compared to an indexed total shareholder return over the course of a fiscal based three-year performance period, starting in the year of grant. Earned awards vest in the quarter following the conclusion of the performance period. In the three months ended March 31, 2025, PSU awards granted in 2022 vested at the maximum performance level and 0.1 million shares of common stock were issued.
Activity for our PSUs, RSUs, RSAs, and DSUs in aggregate was as follows:

	Three Months Ended March 31, 2025
	#	Weighted Average Grant Date Fair Value ($/share)
Outstanding, beginning of period	689,522	$180.35
Granted	366,299	154.17
Vested and common stock issued	(228,731)	144.82
Forfeited	(24,818)	185.56
Outstanding, end of period	802,272	$178.37
The number of PSUs, RSUs, RSAs, and DSUs outstanding at March 31, 2025 included less than 0.1 million units that have vested, but the shares of common stock have not yet been issued, pursuant to the terms of the underlying agreements.

SPS COMMERCE, INC.	17	Form 10-Q for the Quarterly Period ended March 31, 2025

Employee Stock Purchase Plan
Our ESPP activity was as follows:

	Three Months Ended March 31,
(in thousands, except shares)	2025	2024
Amounts for shares purchased	$411	$391
Shares purchased	2,630	2,398
A total of 1.6 million shares of common stock are reserved for issuance under the ESPP at March 31, 2025.
The fair value was estimated based on the market price of our common stock at the beginning of the offering period using the following assumptions:

Life (in years)	0.5
Volatility	36.0%
Dividend yield	—
Risk-free interest rate	5.4%
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

NOTE M – Other Income and Expense
Other income, net included the following:

	Three Months Ended March 31,
(in thousands)	2025	2024
Investment income	$1,849	$2,879
Realized gain from investments held and foreign currency impact on cash and investments	366	304
Other expense, net	(8)	(51)
Total other income, net	$2,207	$3,132

SPS COMMERCE, INC.	18	Form 10-Q for the Quarterly Period ended March 31, 2025

NOTE N – Net Income Per Share
The components and computation of basic and diluted net income per share were as follows:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2025	2024
Numerator
Net income	$22,196	$18,003
Denominator
Weighted average common shares outstanding, basic	37,990	37,049
Options to purchase common stock and ESPP	101	177
PSUs, RSUs, RSAs, and DSUs	72	460
Weighted average common shares outstanding, diluted	38,163	37,686
Net income per share
Basic	$0.58	$0.49
Diluted	$0.58	$0.48
The number of outstanding potential common shares that were excluded from the calculation of diluted net income per share as they were anti-dilutive was as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Anti-dilutive shares	290	145

SPS COMMERCE, INC.	19	Form 10-Q for the Quarterly Period ended March 31, 2025

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2024. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward looking statements regarding us, our business prospects and our results of operations are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Similarly, statements that describe our future plans, objectives or goals are also forward-looking. Forward-looking statements may also be made from time to time in oral presentations, including telephone conferences and/or webcasts open to the public. Shareholders, potential investors, and others are cautioned that all forward-looking statements involve risks and uncertainties that could cause results in future periods to differ materially from those anticipated by some of the statements made in this report, including the risks and uncertainties described under the heading “Risk Factors” appearing in our Annual Report on Form 10-K for the year ended December 31, 2024, as may be updated in our subsequent Quarterly Reports on Form 10-Q or other filings from time to time. We expressly disclaim any intent or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that advise interested parties of the risks and factors that may affect our business.
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
Key Financial Terms, Metrics and Non-GAAP Measures
We have several key financial terms, metrics, and non-GAAP measures as discussed in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Recurring Revenue - We define recurring revenue as active contracts during the reporting period to regularly pay us fees for subscription-based and reoccurring services. All components of the contracts that are not expected to recur (primarily set ups and professional services) are excluded from recurring revenue.
Recurring Revenue Customers - We define recurring revenue customers as customers with an active recurring revenue contract at the end of the period. A small portion of our recurring revenue customers consist of separate units within a larger organization and are separately invoiced. We treat each of these units, which may include divisions, departments, affiliates and franchises, as distinct recurring revenue customers. We classify the majority of our recurring revenue customers as '1P', with the exception of those recurring revenue customers that only have an online marketplace or e-Commerce connection within our network (which we refer to as '3P').

SPS COMMERCE, INC.	20	Form 10-Q for the Quarterly Period ended March 31, 2025

Annual Revenue Per User (ARPU) - We calculate the annualized average recurring revenues per recurring revenue customer, which we refer to as “ARPU” and was previously referred to as “wallet share”, by dividing the annualized recurring revenues for the period by the average of the beginning and ending number of recurring revenue customers for the period.
Non-GAAP Financial Measures - To supplement our condensed consolidated financial statements, we provide investors with Adjusted EBITDA, Adjusted EBITDA Margin, and non-GAAP income per share, all of which are non-GAAP financial measures. We believe that these non-GAAP financial measures provide useful information to our management, Board of Directors, and investors regarding certain financial and business trends relating to our financial condition and results of operations.
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

SPS COMMERCE, INC.	21	Form 10-Q for the Quarterly Period ended March 31, 2025

Results of Operations
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
The following table presents our results of operations for the periods indicated:

	Three Months Ended March 31,
	2025		2024		Change
($ in thousands)	$	% of revenue(1)	$	% of revenue(1)	$	%
Revenues	$181,549	100%	$149,576	100%	$31,973	21%
Cost of revenues	56,914	31	51,487	34	5,427	11
Gross profit	124,635	69	98,089	66	26,546	27
Operating expenses
Sales and marketing	41,634	23	36,432	24	5,202	14
Research and development	17,439	10	16,009	11	1,430	9
General and administrative	31,018	17	25,907	17	5,111	20
Amortization of intangible assets	8,588	5	4,338	3	4,250	98
Total operating expenses	98,679	54	82,686	55	15,993	19
Income from operations	25,956	14	15,403	10	10,553	69
Other income, net	2,207	1	3,132	2	(925)	(30)
Income before income taxes	28,163	16	18,535	12	9,628	52
Income tax expense	5,967	3	532	—	5,435	1,022
Net income	$22,196	12%	$18,003	12%	$4,193	23%

(1) Amounts in column may not foot due to rounding
Revenues - Revenues increased for the 97th consecutive quarter. The increase in revenue period-over-period resulted from an increase in average recurring revenues per recurring revenue customer, which we also refer to as “ARPU” and was previously referred to as “wallet share”, and from an increase in recurring revenue customers that was driven primarily by business acquisitions and continued business growth.
•ARPU increased 11% to approximately $13,850 for the three months ended March 31, 2025. This was primarily attributable to increased usage of our products by our recurring revenue customers, partially offset by the addition of 3P recurring revenue customers.
•The number of recurring revenue customers increased 21% to approximately 54,150 at March 31, 2025. Of the total recurring revenue customers, approximately 45,950 are 1P recurring revenue customers and the remainder are 3P recurring revenue customers. The increase in recurring revenue customers is primarily due to recent acquisitions of 3P recurring revenue customers, which have an inconsequential impact on recurring revenue. New recurring revenue customers do not have a meaningful contribution to revenue at the beginning of their tenure as our recurring revenue customer, and therefore a majority of the increased revenue was generated from existing recurring revenue customers.
•Approximately 50 recurring revenue customers were added in May 2024 due to the acquisition of the existing customer base of Traverse Systems, and approximately 200 recurring revenue customers were added in July 2024 due to the acquisition of the existing customer base of SupplyPike. Additionally, approximately 8,500 recurring revenue customers were added in February 2025 due to the acquisition of the existing customer base of Carbon6, of which approximately 300 are 1P recurring revenue customers and the remainder are 3P recurring revenue customers.

SPS COMMERCE, INC.	22	Form 10-Q for the Quarterly Period ended March 31, 2025

Recurring revenues increased 23% to $172.3 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Recurring revenues accounted for 95% and 93% of our total revenues for the three months ended March 31, 2025 and 2024, respectively. We anticipate that the number of recurring revenue customers and ARPU will increase as we execute our growth strategy focused on further penetration of our market.
Cost of Revenues - The increase in cost of revenues was primarily due to increased headcount, which resulted in an increase of $5.3 million in personnel-related costs.
Sales and Marketing Expenses - The increase in sales and marketing expense was primarily due to increased headcount, which resulted in an increase of $5.7 million in personnel-related costs.
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
Other Income, Net - The decrease in other income, net was primarily due to a decrease in investment income.
Income Tax Expense - The increase in income tax expense was primarily driven by an increase in pre-tax income, a decrease in the excess tax benefits due to the current period equity award settlements and the change in non-deductible compensation. Excess tax benefits generated upon the settlement or exercise of stock awards are recognized as a reduction to income tax expense and, as a result, we expect that our annual effective income tax rate will fluctuate.
Adjusted EBITDA - Adjusted EBITDA consists of net income adjusted for income tax expense, depreciation and amortization expense, stock-based compensation expense, realized gain or loss from foreign currency on cash and investments held, investment income, and other adjustments as necessary for a fair presentation. Other adjustments for the three months ended March 31, 2025 included the expense impacts from disposals of certain capitalized internally developed software and one-time acquisition-related insurance costs. Net income is the comparable GAAP measure of financial performance.
The following table provides a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net income	$22,196	$18,003
Income tax expense	5,967	532
Depreciation and amortization of property and equipment	4,957	4,694
Amortization of intangible assets	8,588	4,338
Stock-based compensation expense	13,867	20,018
Realized gain from investments held and foreign currency impact on cash and investments	(366)	(304)
Investment income	(1,849)	(2,879)
Other	1,013	—
Adjusted EBITDA	$54,373	$44,402
Adjusted EBITDA Margin - Adjusted EBITDA Margin consists of Adjusted EBITDA divided by revenue. Margin, the comparable GAAP measure of financial performance, consists of net income divided by revenue.

SPS COMMERCE, INC.	23	Form 10-Q for the Quarterly Period ended March 31, 2025

The following table provides a comparison of Margin to Adjusted EBITDA Margin:

	Three Months Ended March 31,
(in thousands, except Margin and Adjusted EBITDA Margin)	2025	2024
Revenue	$181,549	$149,576

Net income	22,196	18,003
Margin	12%	12%

Adjusted EBITDA	54,373	44,402
Adjusted EBITDA Margin	30%	30%
Non-GAAP Income per Share - Non-GAAP income per share consists of net income adjusted for stock-based compensation expense, amortization expense related to intangible assets, realized gain or loss from foreign currency on cash and investments held, other adjustments as necessary for a fair presentation, including for the three months ended March 31, 2025 the expense impacts from disposals of certain capitalized internally developed software and one-time acquisition-related insurance costs, and the corresponding tax impacts of the adjustments to net income, divided by the weighted average number of shares of common and diluted stock outstanding during each period. Net income per share, the comparable GAAP measure of financial performance, consists of net income divided by the weighted average number of shares of common and diluted stock outstanding during each period. To quantify the tax effects, we recalculated income tax expense excluding the direct book and tax effects of the specific items constituting the non-GAAP adjustments. The difference between this recalculated income tax expense and GAAP income tax expense is presented as the income tax effect of the non-GAAP adjustments.
The following table provides a reconciliation of net income per share to non-GAAP income per share:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2025	2024
Net income	$22,196	$18,003
Stock-based compensation expense	13,867	20,018
Amortization of intangible assets	8,588	4,338
Realized gain from investments held and foreign currency impact on cash and investments	(366)	(304)
Other	1,013	—
Income tax effects of adjustments	(7,285)	(9,554)
Non-GAAP income	$38,013	$32,501

Shares used to compute net income and non-GAAP income per share
Basic	37,990	37,049
Diluted	38,163	37,686

Net income per share, basic	$0.58	$0.49
Non-GAAP adjustments to net income per share, basic	0.42	0.39
Non-GAAP income per share, basic	$1.00	$0.88

Net income per share, diluted	$0.58	$0.48
Non-GAAP adjustments to net income per share, diluted	0.42	0.38
Non-GAAP income per share, diluted	$1.00	$0.86

SPS COMMERCE, INC.	24	Form 10-Q for the Quarterly Period ended March 31, 2025

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
During the three months ended March 31, 2025, there were no changes in our critical accounting policies or estimates. For additional information regarding our critical accounting policies and estimates, see the discussion under "Critical Accounting Policies and Estimates" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC.
Liquidity and Capital Resources
Sources of Liquidity
As of March 31, 2025, our principal sources of liquidity were cash and cash equivalents of $94.9 million and net accounts receivable of $63.4 million.
Statements of Cash Flows Summary
The summary of activity within the condensed consolidated statements of cash flows was as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net cash provided by operating activities	$39,983	$34,064
Net cash used in investing activities	(147,786)	(2,945)
Net cash used in financing activities	(38,954)	(14,889)
Operating Activities
The increase in cash provided by operating activities from the three months ended March 31, 2024 to the three months ended March 31, 2025 was primarily due to an increase in net income as adjusted for non-cash expenses, of $6.2 million, driven by continued growth in revenue, as partially offset by cash paid for expenses to operate the growing business.
Investing Activities
The increase in cash used in investing activities from the three months ended March 31, 2024 to the three months ended March 31, 2025 was primarily due to an increase in cash used to acquire a business of $141.6 million to further grow our business.
Financing Activities
The increase in cash used in financing activities from the three months ended March 31, 2024 to the three months ended March 31, 2025 was primarily due to an increase in cash used for share repurchases of $23.5 million year-over-year to continue to deliver shareholder value.

SPS COMMERCE, INC.	25	Form 10-Q for the Quarterly Period ended March 31, 2025

Contractual and Commercial Commitment Summary
Our contractual obligations and commercial commitments as of March 31, 2025 are summarized below:

	Payments Due by Period
(in thousands)	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Operating lease obligations, including imputed interest	$6,872	$5,700	$223	$44	$12,839
Purchase commitments	14,848	4,314	1,452	—	20,614
Total	$21,720	$10,014	$1,675	$44	$33,453
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
Foreign Currency Exchange and Inflation Rate Changes
For information regarding the effect of foreign currency exchange and inflation rate changes, refer to the section entitled “Foreign Currency Exchange Risk,” included in Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk” of this Quarterly Report on Form 10-Q.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity Risk
The principal objectives of our investment activities are to preserve principal, provide liquidity, and maximize income consistent with minimizing risk of material loss. We are exposed to market risk related to changes in interest rates. We may choose based on our investment strategy to hold cash, cash equivalents, and investments in interest-bearing or non-interest-bearing accounts. Based upon a sensitivity model, an immediate hypothetical 50-basis point change in interest rates at March 31, 2025, based upon interest-bearing balances at March 31, 2025, would have resulted in a $0.1 million impact on our investment income included in net income (loss) for the three months ended March 31, 2025. We do not enter into investments for trading or speculative purposes. We did not have any variable interest rate outstanding debt as of March 31, 2025.

SPS COMMERCE, INC.	26	Form 10-Q for the Quarterly Period ended March 31, 2025

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
Our sales are primarily denominated in U.S. dollars. Our expenses are generally denominated in the local currencies in which our operations are located. As of March 31, 2025, we maintained 12% of our total cash and cash equivalents in foreign currencies. Based upon a sensitivity model, an immediate hypothetical 10% unfavorable change in all foreign currency exchange rates would have resulted in a $1.1 million impact on our cash and cash equivalents held in currencies other than the U.S. dollar as of March 31, 2025.
We have not used any forward contracts or currency borrowings to hedge our exposure to foreign currency exchange risk, although we may do so in the future.
During the three months ended March 31, 2025, inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
In February 2025 we acquired the Carbon6 business. We are currently in the process of incorporating internal controls specific to Carbon6 that we believe are appropriate and necessary to consolidate and report upon our financial results. Carbon6 will be included in our assessment of internal control over financial reporting within one year from the date of acquisition, pursuant to the SEC's general guidance for a recently acquired business' internal control over financial reporting. Excluding net intangible assets and goodwill, Carbon6 represented less than 5% of our consolidated assets as of March 31, 2025 and less than 5% of our consolidated revenues for the three months ended March 31, 2025.

SPS COMMERCE, INC.	27	Form 10-Q for the Quarterly Period ended March 31, 2025

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
Item 1A.    Risk Factors
There have been no material changes in our risk factors from those disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities
On February 4, 2025, we issued 378,100 shares of our common stock to the sellers of Carbon6 as partial consideration for the acquisition. The issuance of these shares of common stock was exempt from registration under the Securities Act of 1933 ("Securities Act") pursuant to Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.
(c) Share Repurchases

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (1)
January 1 - 31, 2025	—	$—	—	$100,000,000
February 1 - 28, 2025	243,556	143.68	243,556	65,005,000
March 1 - 31, 2025	37,445	133.50	37,445	60,006,000
Total	281,001	$142.33	281,001	$60,006,000
For more information regarding our share repurchase programs, refer to Note J to our condensed consolidated financial statements, included in Part I of this Quarterly Report on Form 10-Q.
(1) On July 23, 2024 (announced July 25, 2024), our board of directors authorized a program to repurchase up to $100.0 million of our common stock, excluding costs to obtain. Under the program, purchases may be made from time to time in the open market or in privately negotiated purchases, or both. The share repurchase program became effective August 23, 2024 and expires on July 24, 2026.
Item 3.    Defaults Upon Senior Securities
Not Applicable.
Item 4.    Mine Safety Disclosures
Not Applicable.

SPS COMMERCE, INC.	28	Form 10-Q for the Quarterly Period ended March 31, 2025

Item 5.    Other Information
Insider Adoption or Termination of Trading Arrangements
During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
Item 6.    Exhibits

Number	Description
3.1	Tenth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on May 16, 2024).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Form 10-K filed with the SEC on February 21, 2023).

10.1	Registration Rights and Lock-Up Agreement, dated February 4, 2025 (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on January 2, 2025).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T (filed herewith). The XBRL instance document does not appear in the Interactive Data File because its tags are embedded within the Inline XBRL document.

104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL.

SPS COMMERCE, INC.	29	Form 10-Q for the Quarterly Period ended March 31, 2025

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 24, 2025	SPS COMMERCE, INC.

/s/ KIMBERLY NELSON
Kimberly Nelson
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

SPS COMMERCE, INC.	30	Form 10-Q for the Quarterly Period ended March 31, 2025