Form 10-Q
period 2025-06-30
SPS COMMERCE INC
filed 2025-07-30
CIK 1092699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding at July 23, 2025 was 37,908,762 shares.

SPS COMMERCE, INC.
QUARTERLY REPORT ON FORM 10-Q
Unless the context otherwise requires, for purposes of the Quarterly Report on Form 10-Q, the words “we,” “us,” “our,” the “Company,” “SPS,” and “SPS Commerce” refer to SPS Commerce, Inc.

SPS COMMERCE, INC.	2	Form 10-Q for the Quarterly Period ended June 30, 2025

PART I. – FINANCIAL INFORMATION
Item 1. Financial Statements
SPS COMMERCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except shares)	June 30, 2025	December 31, 2024
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$107,603	$241,017
Accounts receivable	72,798	56,214
Allowance for credit losses	(5,286)	(4,179)
Accounts receivable, net	67,512	52,035
Deferred costs	66,809	65,342
Other assets	27,453	23,513
Total current assets	269,377	381,907
Property and equipment, net	40,150	37,547
Operating lease right-of-use assets	7,395	8,192
Goodwill	543,514	399,180
Intangible assets, net	237,105	181,294
Other assets
Deferred costs, non-current	21,095	20,572
Deferred income tax assets	645	505
Other assets, non-current	1,823	2,033
Total assets	$1,121,104	$1,031,230
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$11,604	$8,577
Accrued compensation	38,708	47,160
Accrued expenses	12,710	12,108
Deferred revenue	79,198	74,256
Operating lease liabilities	5,749	4,583
Total current liabilities	147,969	146,684
Other liabilities
Deferred revenue, non-current	5,477	6,189
Operating lease liabilities, non-current	5,049	7,885
Deferred income tax liabilities	12,533	15,541
Other liabilities, non-current	296	241
Total liabilities	171,324	176,540
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 110,000,000 shares authorized; 39,904,087 and 39,590,276 shares issued; and 37,927,432 and 37,661,308 shares outstanding, respectively	40	40
Treasury stock, at cost; 1,976,655 and 1,928,968 shares, respectively	(122,096)	(99,748)
Additional paid-in capital	693,113	627,982
Retained earnings	378,028	336,099
Accumulated other comprehensive gain (loss)	695	(9,683)
Total stockholders’ equity	949,780	854,690
Total liabilities and stockholders’ equity	$1,121,104	$1,031,230
See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.	3	Form 10-Q for the Quarterly Period ended June 30, 2025

SPS COMMERCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts) (unaudited)	2025	2024	2025	2024
Revenues	$187,400	$153,596	$368,949	$303,172
Cost of revenues	59,826	52,018	116,740	103,505
Gross profit	127,574	101,578	252,209	199,667
Operating expenses
Sales and marketing	43,434	35,691	85,068	72,123
Research and development	17,271	14,366	34,710	30,375
General and administrative	30,890	23,516	61,908	49,423
Amortization of intangible assets	9,509	4,840	18,097	9,178
Total operating expenses	101,104	78,413	199,783	161,099
Income from operations	26,470	23,165	52,426	38,568
Other income, net	773	4,056	2,980	7,188
Income before income taxes	27,243	27,221	55,406	45,756
Income tax expense	7,510	9,189	13,477	9,721
Net income	$19,733	$18,032	$41,929	$36,035

Other comprehensive income (expense)
Foreign currency translation adjustments	8,151	(901)	10,378	(4,218)
Unrealized gain on investments, net of tax of $—, $164, $—, and $335, respectively	—	491	—	1,004
Reclassification of gain on investments into earnings, net of tax of $—, $(238), $—, and $(454), respectively	—	(715)	—	(1,361)
Total other comprehensive income (expense)	8,151	(1,125)	10,378	(4,575)
Comprehensive income	$27,884	$16,907	$52,307	$31,460

Net income per share
Basic	$0.52	$0.49	$1.10	$0.97
Diluted	$0.52	$0.48	$1.10	$0.96

Weighted average common shares used to compute net income per share
Basic	37,965	37,078	37,978	37,063
Diluted	38,099	37,683	38,132	37,690
See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.	4	Form 10-Q for the Quarterly Period ended June 30, 2025

SPS COMMERCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Total Stockholders' Equity
(in thousands, except shares) (unaudited)	Shares	Amount	Shares	Amount
Balances, March 31, 2024	37,049,001	$39	2,260,578	$(148,892)	$557,998	$277,048	$(3,228)	$682,965
Stock-based compensation	—	—	—	—	10,793	—	—	10,793
Shares issued pursuant to stock awards	79,962	—	—	—	1,054	—	—	1,054
Employee stock purchase plan activity	30,185	—	—	—	4,828	—	—	4,828
Repurchases of common stock, net of costs	(95,395)	—	95,395	(17,483)	—	—	—	(17,483)
Reissuances of treasury stock	22,874	—	(22,874)	4,188	169	—	—	4,357
Net income	—	—	—	—	—	18,032	—	18,032
Foreign currency translation adjustments	—	—	—	—	—	—	(901)	(901)
Unrealized gain on investments, net of tax	—	—	—	—	—	—	491	491
Reclassification of gain on investments into earnings, net of tax	—	—	—	—	—	—	(715)	(715)
Balances, June 30, 2024	37,086,627	$39	2,333,099	$(162,187)	$574,842	$295,080	$(4,353)	$703,421

Balances, March 31, 2025	38,001,227	$40	1,831,869	$(102,096)	$672,138	$358,295	$(7,456)	$920,921
Stock-based compensation	—	—	—	—	14,219	—	—	14,219
Shares issued pursuant to stock awards	27,642		—	—	1,741	—	—	1,741
Employee stock purchase plan activity	43,349	—	—	—	5,015	—	—	5,015
Repurchases of common stock, net of costs	(144,786)	—	144,786	(20,000)	—	—	—	(20,000)
Reissuances of treasury stock	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	19,733	—	19,733
Foreign currency translation adjustments	—	—	—	—	—	—	8,151	8,151
Balances, June 30, 2025	37,927,432	$40	1,976,655	$(122,096)	$693,113	$378,028	$695	$949,780

SPS COMMERCE, INC.	5	Form 10-Q for the Quarterly Period ended June 30, 2025

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Total Stockholders' Equity
(in thousands, except shares) (unaudited)	Shares	Amount	Shares	Amount
Balances, December 31, 2023	36,820,048	$39	2,151,098	$(128,892)	$537,061	$259,045	$222	$667,475
Stock-based compensation	—	—	—	—	30,078	—	—	30,078
Shares issued pursuant to stock awards	415,997	—	—	—	2,315	—	—	2,315
Employee stock purchase plan activity	32,583	—	—	—	5,219	—	—	5,219
Repurchases of common stock, net of costs	(204,875)	—	204,875	(37,483)	—	—	—	(37,483)
Reissuances of treasury stock	22,874	—	(22,874)	4,188	169	—	—	4,357
Net income	—	—	—	—	—	36,035	—	36,035
Foreign currency translation adjustments	—	—	—	—	—	—	(4,218)	(4,218)
Unrealized gain on investments, net of tax	—	—	—	—	—	—	1,004	1,004
Reclassification of gain on investments into earnings, net of tax	—	—	—	—	—	—	(1,361)	(1,361)
Balances, June 30, 2024	37,086,627	$39	2,333,099	$(162,187)	$574,842	$295,080	$(4,353)	$703,421

Balances, December 31, 2024	37,661,308	$40	1,928,968	$(99,748)	$627,982	$336,099	$(9,683)	$854,690
Stock-based compensation	—	—	—	—	27,357	—	—	27,357
Shares issued pursuant to stock awards	267,832		—	—	2,406	—	—	2,406
Employee stock purchase plan activity	45,979	—	—	—	5,426	—	—	5,426
Repurchases of common stock, net of costs	(425,787)	—	425,787	(60,000)	—	—	—	(60,000)
Reissuances of treasury stock	378,100	—	(378,100)	37,652	29,942	—	—	67,594
Net income	—	—	—	—	—	41,929	—	41,929
Foreign currency translation adjustments	—	—	—	—	—	—	10,378	10,378
Balances, June 30, 2025	37,927,432	$40	1,976,655	$(122,096)	$693,113	$378,028	$695	$949,780
See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.	6	Form 10-Q for the Quarterly Period ended June 30, 2025

SPS COMMERCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(in thousands) (unaudited)	2025	2024
Cash flows from operating activities
Net income	$41,929	$36,035
Reconciliation of net income to net cash provided by operating activities
Deferred income taxes	(5,914)	(8,172)
Depreciation and amortization of property and equipment	9,948	9,377
Amortization of intangible assets	18,097	9,178
Provision for credit losses	4,111	3,646
Stock-based compensation	28,865	31,512
Other, net	274	(907)
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable	(13,713)	(11,407)
Deferred costs	(412)	(1,996)
Other assets and liabilities	(2,258)	1,899
Accounts payable	2,082	(1,450)
Accrued compensation	(11,006)	(10,763)
Accrued expenses	(1,833)	1,489
Deferred revenue	3,012	5,965
Operating leases	(876)	(900)
Net cash provided by operating activities	72,306	63,506
Cash flows from investing activities
Purchases of property and equipment	(12,815)	(8,592)
Purchases of investments	—	(78,994)
Maturities of investments	—	105,000
Acquisition of business, net	(142,628)	(29,343)
Net cash used in investing activities	(155,443)	(11,929)
Cash flows from financing activities
Repurchases of common stock	(59,558)	(37,483)
Net proceeds from exercise of options to purchase common stock	2,406	2,314
Net proceeds from employee stock purchase plan activity	5,426	5,219
Net cash used in financing activities	(51,726)	(29,950)
Effect of foreign currency exchange rate changes	1,449	(476)
Net increase (decrease) in cash and cash equivalents	(133,414)	21,151
Cash and cash equivalents at beginning of period	241,017	219,081
Cash and cash equivalents at end of period	$107,603	$240,232

See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.	7	Form 10-Q for the Quarterly Period ended June 30, 2025

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
Significant Accounting Policies
There were no material changes in our significant accounting policies, nor were there differences in the basis of our segmentation, during the six months ended June 30, 2025. See Note A to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC.
Accounting Pronouncements Not Yet Adopted

Standard	Date of Issuance	Description	Year of Required Adoption	Effect on the Financial Statements
ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures	December 2023	This amendment requires that an entity disclose specific categories in the effective tax rate reconciliation table as well as provide disclosure of disaggregated information related to income tax expense, income before income taxes, and income taxes paid.	2025	The adoption will result in additional disclosure in our Annual Report on Form 10-K for the year ending December 31, 2025.
ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)	November 2024	This amendment requires that an entity disclose in its notes to financial statements specified information about certain costs and expenses.	2027	We are currently evaluating the adoption on our financial statements and anticipate the impact will result in additional disclosure.

SPS COMMERCE, INC.	8	Form 10-Q for the Quarterly Period ended June 30, 2025

NOTE B – Business Acquisitions
Carbon6 Technologies, Inc.
On December 30, 2024, we entered into a definitive agreement to acquire all of the outstanding equity ownership interests of Carbon6 Technologies, Inc. ("Carbon6"), a provider of software tools to Amazon sellers, including specialized offerings for revenue recovery for both first-party ("1P") and third-party ("3P") suppliers. The acquisition became effective on February 4, 2025 ("Close"). Pursuant to the definitive agreement, the total consideration transferred was $210.2 million, net of cash acquired. The consideration was comprised of $142.5 million paid in cash, net of cash acquired, and 378,100 shares of SPS common stock (valued at $67.7 million, determined at acquisition Close based on the price of SPS common stock). The shares were issued from SPS treasury shares. The goodwill associated with the acquisition is not deductible for income tax purposes.
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

Pro forma consolidated revenue and net income for the three and six months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Revenue	$187,400	$163,936	$373,130	$322,056
Net income	19,733	17,092	41,516	30,203
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

Purchase Price Allocations
We accounted for the acquisitions as a business combination. We allocated the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition dates.

SPS COMMERCE, INC.	9	Form 10-Q for the Quarterly Period ended June 30, 2025

The following table presents the purchase consideration and estimated fair values of acquired assets and liabilities recorded in the Company's condensed consolidated balance sheet as of the acquisition dates:

(in thousands)	Carbon6(1)	SupplyPike(2)
Cash paid	$144,855	$124,769
Equity consideration	67,672	87,156
Total consideration	$212,527	$211,925

Estimated fair value of assets and liabilities acquired:
Cash	$2,306	$6,118
Accounts receivable	5,868	2,020
Other assets, current and non-current	7,554	1,712
Intangible assets
Customer relationships	46,704	62,967
Developed technology	29,370	21,090
Deferred revenue	(604)	(2,462)
Other liabilities, current and non-current	(8,709)	(2,644)
Deferred income tax liabilities, net	(7,826)	(10,705)
Total fair value of assets and liabilities acquired	$74,663	$78,096

Goodwill	$137,864	$133,829

The following table summarizes the estimated useful lives for each acquired intangible asset:

	Carbon6(1)	SupplyPike(2)
Customer relationships	8.0 years	9.0 years
Developed technology	9.0 years	8.0 years
(1) The purchase accounting for the Carbon6 acquisition has not been finalized as of June 30, 2025; provisional amounts are primarily related to intangible assets, tax components, and correspondingly goodwill. We will finalize the allocation of the purchase price within the one-year measurement period following the acquisition.
(2) The purchase accounting for the SupplyPike acquisition is finalized.
NOTE C – Revenue
Revenue by Product Type
We derive our revenues from the following revenue streams:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Recurring revenues:
Fulfillment	$158,991	$125,512	$311,622	$247,365
Analytics	13,944	13,510	27,646	27,524
Other	6,186	4,959	12,182	8,776
Recurring revenues	179,121	143,981	351,450	283,665
One-time revenues	8,279	9,615	17,499	19,507
Total revenue	$187,400	$153,596	$368,949	$303,172

SPS COMMERCE, INC.	10	Form 10-Q for the Quarterly Period ended June 30, 2025

Revenue by Geographic Area
Domestic revenue, which we define as revenue that was attributable to customers based within the United States ("U.S."), was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Domestic revenue	85%	83%	85%	83%
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
The table below presents the activity of the portion of the deferred revenue liability relating to set-up fees. We expect to recognize $11.6 million of the balance as of June 30, 2025 as revenue over the next 12 months with the remaining amount recognized thereafter.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Balance, beginning of period	$15,696	$17,418	$16,735	$17,603
Invoiced set-up fees	3,542	5,353	6,949	9,520
Recognized set-up fees	(4,231)	(4,411)	(8,677)	(8,763)
Balance, end of period	$15,007	$18,360	$15,007	$18,360
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

SPS COMMERCE, INC.	11	Form 10-Q for the Quarterly Period ended June 30, 2025

Deferred Revenue
We recognized revenue of $58.4 million and $51.6 million in the six months ended June 30, 2025 and 2024, respectively, from amounts included in deferred revenue at the beginning of the period.
NOTE D – Deferred Costs
The deferred costs activity was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Balance, beginning of period	$88,523	$84,248	$85,914	$82,750
Incurred deferred costs	24,112	23,022	52,730	44,952
Amortized deferred costs	(24,731)	(22,342)	(50,740)	(42,774)
Balance, end of period	$87,904	$84,928	$87,904	$84,928
NOTE E – Fair Value Measurements
Cash equivalents, as measured at fair value on a recurring basis, consisted of the following:

		June 30, 2025			December 31, 2024
	Fair Value Level	Amortized Cost	Unrealized Gains (Losses), net	Fair Value	Amortized Cost	Unrealized Gains (Losses), net	Fair Value
(in thousands)
Cash equivalents:
Money market funds	Level 1	$85,631	$—	$85,631	$178,417	$—	$178,417

NOTE F – Allowance for Credit Losses
The allowance for credit losses activity, included in accounts receivable, net, was as follows:

	Six Months Ended June 30,
(in thousands)	2025	2024
Balance, beginning of period	$4,179	$3,320
Provision for credit losses	4,111	3,646
Write-offs, net of recoveries	(3,004)	(3,008)
Balance, end of period	$5,286	$3,958

SPS COMMERCE, INC.	12	Form 10-Q for the Quarterly Period ended June 30, 2025

NOTE G – Property and Equipment, Net
Property and equipment, net consisted of the following:

(in thousands)	June 30, 2025	December 31, 2024
Internally developed software	$84,651	$73,617
Computer equipment	26,693	27,890
Leasehold improvements	15,058	14,999
Office equipment and furniture	8,984	8,796
Property and equipment, cost	135,386	125,302
Less: accumulated depreciation and amortization	(95,236)	(87,755)
Total property and equipment, net	$40,150	$37,547

Property and equipment, net located outside of the U.S. was as follows:

	June 30, 2025	December 31, 2024
International property and equipment	23%	18%
NOTE H – Goodwill and Intangible Assets, Net
Goodwill
The activity in goodwill was as follows:

(in thousands)	Six Months Ended June 30, 2025
Balance, beginning of period	$399,180
Addition from business acquisitions	129,566
Foreign currency translation	6,773
Remeasurement from provisional purchase accounting amount and other	7,995
Balance, end of period	$543,514
Intangible Assets
Intangible assets, net consisted of the following:

	June 30, 2025
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net	Weighted Average Remaining Amortization Period
Customer relationships	$216,631	$(57,778)	$2,057	$160,910	7.0 years
Developed technology	105,599	(30,405)	1,001	76,195	6.5 years
	$322,230	$(88,183)	$3,058	$237,105	6.9 years

	December 31, 2024
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net	Weighted Average Remaining Amortization Period
Customer relationships	$178,147	$(47,432)	$(1,715)	$129,000	7.3 years
Developed technology	77,108	(24,111)	(703)	52,294	5.7 years
	$255,255	$(71,543)	$(2,418)	$181,294	6.9 years

SPS COMMERCE, INC.	13	Form 10-Q for the Quarterly Period ended June 30, 2025

The estimated future annual amortization expense related to intangible assets is as follows:

(in thousands)
Remainder of 2025	$19,337
2026	37,741
2027	37,267
2028	35,929
2029	29,464
Thereafter	77,367
Total future amortization	$237,105
NOTE I – Commitments and Contingencies
Leases
The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Operating lease cost	$1,294	$798	$2,215	$1,612
Variable lease cost	934	965	1,816	1,919
	$2,228	$1,763	$4,031	$3,531
Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30,
(in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$3,124	$2,423
Right-of-use assets obtained in exchange for operating lease liabilities	1,092	533
Supplemental balance sheet information related to operating leases was as follows:

	June 30, 2025	December 31, 2024
Weighted-average remaining lease term	1.9 years	2.4 years
Weighted-average discount rate	4.2%	4.3%
At June 30, 2025, our future minimum payments under operating leases were as follows:

(in thousands)
Remainder of 2025	$3,637
2026	5,361
Thereafter	2,286
Total future gross payments	$11,284
Less: imputed interest	(486)
Total operating lease liabilities	$10,798

SPS COMMERCE, INC.	14	Form 10-Q for the Quarterly Period ended June 30, 2025

Purchase Commitments
We have entered into separate noncancelable agreements with vendors for computing infrastructure, software platforms, and other service arrangements through 2030. At June 30, 2025, our remaining purchase commitments and estimated purchase timing were as follows:

(in thousands)
Remainder of 2025	$8,864
2026	9,153
Thereafter	4,137
Total estimated future purchases	$22,154
NOTE J – Stockholders’ Equity
Share Repurchase Programs
Our board of directors has authorized multiple non-concurrent programs to repurchase our common stock. Details of the programs and activity thereunder through June 30, 2025 were as follows:

(in thousands)	Effective Date	Expiration Date	Share Value Authorized for Repurchase	Share Value Repurchased	Unused & Expired Share Repurchase Value	Share Value Available for Future Repurchase
2022 Program	August 2022	July 2024	$50,000	$40,471	$9,529	N/A
2024 Program	August 2024	July 2026	100,000	59,991	N/A	$40,009
The share repurchase activity by period was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except shares and per share amounts)	2025	2024	2025	2024
Number of shares repurchased	144,786	95,395	425,787	204,875
Total share repurchased cost	$20,000	$17,483	$60,000	$37,483
Average total cost per repurchased share	$138.13	$183.27	$140.92	$182.96
Treasury Stock Reissuance
In connection with the acquisition of Carbon6 in the six months ended June 30, 2025, the Company re-issued treasury shares as part of the purchase consideration (see Note B – Business Combinations for further information).
NOTE K – Stock-Based Compensation
Our equity compensation plans include grants of incentive and nonqualified stock options, performance share units (“PSUs”), restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and deferred stock units (“DSUs”), to employees, executive officers, and non-employee directors. We also provide an employee stock purchase plan (“ESPP”) and 401(k) match to eligible participants. At June 30, 2025, there were 11.9 million shares available for grant under approved equity compensation plans.

SPS COMMERCE, INC.	15	Form 10-Q for the Quarterly Period ended June 30, 2025

Stock-based compensation expense was allocated in the condensed consolidated statements of comprehensive income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Cost of revenues	$3,328	$2,730	$6,439	$6,812
Operating expenses
Sales and marketing	3,357	2,512	5,784	6,956
Research and development	2,135	1,820	4,152	5,062
General and administrative	6,178	4,432	12,490	12,682
	$14,998	$11,494	$28,865	$31,512
Stock-based compensation expense by grant type or plan was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Stock options	$472	$506	$1,021	$1,003
PSUs	3,127	2,445	6,134	4,890
RSUs & DSUs	9,837	6,952	18,470	22,443
RSAs	—	89	113	215
ESPP	783	802	1,619	1,523
401(k) stock match	779	700	1,508	1,438
	$14,998	$11,494	$28,865	$31,512
As of June 30, 2025, there was $91.1 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a primarily straight-line basis over a weighted average period of 2.5 years.
Stock Options
Our stock option activity was as follows:

	Six Months Ended June 30, 2025
	Options (#)	Weighted Average Exercise Price ($/share)
Outstanding, beginning of period	289,374	$104.86
Granted	55,302	145.67
Exercised	(37,301)	64.54
Forfeited	(8,988)	163.64
Outstanding, end of period	298,387	$115.70
Of the total outstanding options at June 30, 2025, 0.2 million were exercisable. The outstanding and exercisable options had a weighted average exercise price of $98.32 per share and a weighted average remaining contractual life of 2.7 years.

SPS COMMERCE, INC.	16	Form 10-Q for the Quarterly Period ended June 30, 2025

The weighted average grant date fair value of options granted during the six months ended June 30, 2025 was $50.38 per share. This was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Life (in years)	3.9
Volatility	36.7%
Dividend yield	—
Risk-free interest rate	4.2%
Performance Share Units, Restricted Stock Units and Awards, and Deferred Stock Units
In each of the quarters ended March 31, 2025, 2024, 2023, and 2022, we granted PSU awards with a target performance level. These awards are earned based upon our Company’s total shareholder return as compared to an indexed total shareholder return over the course of a fiscal based three-year performance period, starting in the year of grant. Earned awards vest in the quarter following the conclusion of the performance period. In the three months ended March 31, 2025, PSU awards granted in 2022 vested at the maximum performance level and 0.1 million shares of common stock were issued.
Activity for our PSUs, RSUs, RSAs, and DSUs in aggregate was as follows:

	Six Months Ended June 30, 2025
	#	Weighted Average Grant Date Fair Value ($/share)
Outstanding, beginning of period	689,522	$180.35
Granted	387,559	153.72
Vested and common stock issued	(231,116)	144.97
Forfeited	(33,989)	178.37
Outstanding, end of period	811,976	$177.80
The number of PSUs, RSUs, RSAs, and DSUs outstanding at June 30, 2025 included less than 0.1 million units that have vested, but the shares of common stock have not yet been issued, pursuant to the terms of the underlying agreements.
Employee Stock Purchase Plan
Our ESPP activity was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except shares)	2025	2024	2025	2024
Amounts for shares purchased	$5,015	$4,828	$5,426	$5,219
Shares purchased	43,349	30,185	45,979	32,583
A total of 1.6 million shares of common stock are reserved for issuance under the ESPP at June 30, 2025.
The fair value was estimated based on the market price of our common stock at the beginning of the offering period using the following assumptions:

Life (in years)	0.5
Volatility	33.7%
Dividend yield	—
Risk-free interest rate	4.3%

SPS COMMERCE, INC.	17	Form 10-Q for the Quarterly Period ended June 30, 2025

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
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law in the U.S., making permanent most of the expiring key provisions of the 2017 Tax Cuts and Jobs Act, including, but not limited to, U.S. corporate international tax provisions, federal bonus depreciation and deductions for domestic research and development expenditures. We are currently evaluating the impact of OBBBA on our financial condition and results of operations.

NOTE M – Other Income and Expense
Other income, net included the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Investment income	$688	$2,794	$2,537	$5,673
Realized gain from investments held and foreign currency impact on cash and investments	107	1,255	473	1,559
Other income (expense), net	(22)	7	(30)	(44)
Total other income, net	$773	$4,056	$2,980	$7,188

NOTE N – Net Income Per Share
The components and computation of basic and diluted net income per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Numerator
Net income	$19,733	$18,032	$41,929	$36,035
Denominator
Weighted average common shares outstanding, basic	37,965	37,078	37,978	37,063
Options to purchase common stock and ESPP	73	157	86	167
PSUs, RSUs, RSAs, and DSUs	61	448	68	460
Weighted average common shares outstanding, diluted	38,099	37,683	38,132	37,690
Net income per share
Basic	$0.52	$0.49	$1.10	$0.97
Diluted	$0.52	$0.48	$1.10	$0.96

SPS COMMERCE, INC.	18	Form 10-Q for the Quarterly Period ended June 30, 2025

The number of outstanding potential common shares that were excluded from the calculation of diluted net income per share as they were anti-dilutive was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Anti-dilutive shares	307	276	319	227

SPS COMMERCE, INC.	19	Form 10-Q for the Quarterly Period ended June 30, 2025

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
Annual Revenue Per User ("ARPU") - We calculate the annualized average recurring revenues per recurring revenue customer, which was previously referred to as “wallet share”, by dividing the annualized recurring revenues for the period by the average of the beginning and ending number of recurring revenue customers for the period.

SPS COMMERCE, INC.	20	Form 10-Q for the Quarterly Period ended June 30, 2025

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
Results of Operations
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
The following table presents our results of operations for the periods indicated:

	Three Months Ended June 30,
	2025		2024		Change
($ in thousands)	$	% of revenue(1)	$	% of revenue(1)	$	%
Revenues	$187,400	100%	$153,596	100%	$33,804	22%
Cost of revenues	59,826	32	52,018	34	7,808	15
Gross profit	127,574	68	101,578	66	25,996	26
Operating expenses
Sales and marketing	43,434	23	35,691	23	7,743	22
Research and development	17,271	9	14,366	9	2,905	20
General and administrative	30,890	16	23,516	15	7,374	31
Amortization of intangible assets	9,509	5	4,840	3	4,669	96
Total operating expenses	101,104	54	78,413	51	22,691	29
Income from operations	26,470	14	23,165	15	3,305	14
Other income, net	773	—	4,056	3	(3,283)	(81)
Income before income taxes	27,243	15	27,221	18	22	—
Income tax expense	7,510	4	9,189	6	(1,679)	(18)
Net income	$19,733	11%	$18,032	12%	$1,701	9%

(1) Amounts in column may not foot due to rounding

SPS COMMERCE, INC.	21	Form 10-Q for the Quarterly Period ended June 30, 2025

Revenues - Revenues increased for the 98th consecutive quarter. The increase in revenue period-over-period resulted from an increase in ARPU and from an increase in recurring revenue customers that was driven primarily by business acquisitions and continued business growth.
•ARPU increased 3% to approximately $13,200 for the three months ended June 30, 2025. This was primarily attributable to increased usage of our products by our recurring revenue customers, partially offset by the addition of 3P recurring revenue customers.
•The number of recurring revenue customers increased 21% to approximately 54,500 at June 30, 2025. Of the total recurring revenue customers, approximately 46,300 are 1P recurring revenue customers and the remainder are 3P recurring revenue customers. The increase in recurring revenue customers is primarily due to recent acquisitions of 3P recurring revenue customers, which have an inconsequential impact on recurring revenue. New recurring revenue customers do not have a meaningful contribution to revenue at the beginning of their tenure, and therefore a majority of the increased revenue was generated from existing recurring revenue customers.
•Approximately 50 1P recurring revenue customers were added in May 2024 due to the acquisition of the existing customer base of Traverse Systems, and approximately 200 1P recurring revenue customers were added in July 2024 due to the acquisition of the existing customer base of SupplyPike. Additionally, approximately 8,500 recurring revenue customers were added in February 2025 due to the acquisition of the existing customer base of Carbon6, of which approximately 300 are 1P recurring revenue customers and the remainder are 3P recurring revenue customers.
Recurring revenues increased 24% to $179.1 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Recurring revenues accounted for 96% and 94% of our total revenues for the three months ended June 30, 2025 and 2024, respectively. We anticipate that the number of recurring revenue customers and ARPU will increase as we execute our growth strategy focused on further penetration of our market.
Cost of Revenues - The increase in cost of revenues was primarily due to increased headcount, which resulted in an increase of $3.3 million in personnel-related costs. Additionally, there was an increase in software subscriptions of $2.2 million due to general growth of our business.
Sales and Marketing Expenses - The increase in sales and marketing expense was primarily due to increased headcount, which resulted in an increase of $4.6 million in personnel-related costs.
Research and Development Expenses - The increase in research and development expense was primarily due to increased headcount, which resulted in an increase of $1.1 million in personnel-related costs.
General and Administrative Expenses - The increase in general and administrative expense was primarily due to increased headcount, which resulted in an increase of $2.7 million in personnel-related costs. Additionally, there was an increase in stock-based compensation expense of $1.7 million.
Amortization of Intangible Assets - The increase in amortization of intangible assets was driven by acquired intangible assets related to recent business combinations.
Other Income, Net - The decrease in other income, net was primarily due to a decrease in investment income.
Income Tax Expense - The decrease in income tax expense was primarily driven by the change in non-deductible compensation and the tax impact of equity award exercise and settlement activity. Excess tax benefits generated upon the settlement or exercise of stock awards are recognized as a reduction to income tax expense and, as a result, we expect that our annual effective income tax rate will fluctuate.

SPS COMMERCE, INC.	22	Form 10-Q for the Quarterly Period ended June 30, 2025

Adjusted EBITDA - Adjusted EBITDA consists of net income adjusted for income tax expense, depreciation and amortization expense, stock-based compensation expense, realized gain or loss from investments held and foreign currency impact on cash and investments, investment income, and other adjustments as necessary for a fair presentation. Other adjustments for the three months ended June 30, 2025 included the expense impact from disposals of certain capitalized internally developed software. Net income is the comparable GAAP measure of financial performance.
The following table provides a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended June 30,
(in thousands)	2025	2024
Net income	$19,733	$18,032
Income tax expense	7,510	9,189
Depreciation and amortization of property and equipment	4,991	4,683
Amortization of intangible assets	9,509	4,840
Stock-based compensation expense	14,998	11,494
Realized gain from investments held and foreign currency impact on cash and investments	(107)	(1,255)
Investment income	(688)	(2,794)
Other	106	—
Adjusted EBITDA	$56,052	$44,189
Adjusted EBITDA Margin - Adjusted EBITDA Margin consists of Adjusted EBITDA divided by revenue. Margin, the comparable GAAP measure of financial performance, consists of net income divided by revenue.
The following table provides a comparison of Margin to Adjusted EBITDA Margin:

	Three Months Ended June 30,
(in thousands, except Margin and Adjusted EBITDA Margin)	2025	2024
Revenue	$187,400	$153,596

Net income	19,733	18,032
Margin	11%	12%

Adjusted EBITDA	56,052	44,189
Adjusted EBITDA Margin	30%	29%

SPS COMMERCE, INC.	23	Form 10-Q for the Quarterly Period ended June 30, 2025

Non-GAAP Income per Share - Non-GAAP income per share consists of net income adjusted for stock-based compensation expense, amortization expense related to intangible assets, realized gain or loss from investments held and foreign currency impact on cash and investments, other adjustments as necessary for a fair presentation, including for the three months ended June 30, 2025 the expense impact from disposals of certain capitalized internally developed software, and the corresponding tax impacts of the adjustments to net income, divided by the weighted average number of shares of common and diluted stock outstanding during each period. Net income per share, the comparable GAAP measure of financial performance, consists of net income divided by the weighted average number of shares of common and diluted stock outstanding during each period. To quantify the tax effects, we recalculated income tax expense excluding the direct book and tax effects of the specific items constituting the non-GAAP adjustments. The difference between this recalculated income tax expense and GAAP income tax expense is presented as the income tax effect of the non-GAAP adjustments.
The following table provides a reconciliation of net income per share to non-GAAP income per share:

	Three Months Ended June 30,
(in thousands, except per share amounts)	2025	2024
Net income	$19,733	$18,032
Stock-based compensation expense	14,998	11,494
Amortization of intangible assets	9,509	4,840
Realized gain from investments held and foreign currency impact on cash and investments	(107)	(1,255)
Other	106	—
Income tax effects of adjustments	(6,285)	(3,066)
Non-GAAP income	$37,954	$30,045

Shares used to compute net income and non-GAAP income per share
Basic	37,965	37,078
Diluted	38,099	37,683

Net income per share, basic	$0.52	$0.49
Non-GAAP adjustments to net income per share, basic	0.48	0.32
Non-GAAP income per share, basic	$1.00	$0.81

Net income per share, diluted	$0.52	$0.48
Non-GAAP adjustments to net income per share, diluted	0.48	0.32
Non-GAAP income per share, diluted	$1.00	$0.80

SPS COMMERCE, INC.	24	Form 10-Q for the Quarterly Period ended June 30, 2025

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
The following table presents our results of operations for the periods indicated:

	Six Months Ended June 30,
	2025		2024		Change
($ in thousands)	$	% of revenue(1)	$	% of revenue(1)	$	%
Revenues	$368,949	100%	$303,172	100%	$65,777	22%
Cost of revenues	116,740	32	103,505	34	13,235	13
Gross profit	252,209	68	199,667	66	52,542	26
Operating expenses
Sales and marketing	85,068	23	72,123	24	12,945	18
Research and development	34,710	9	30,375	10	4,335	14
General and administrative	61,908	17	49,423	16	12,485	25
Amortization of intangible assets	18,097	5	9,178	3	8,919	97
Total operating expenses	199,783	54	161,099	53	38,684	24
Income from operations	52,426	14	38,568	13	13,858	36
Other income, net	2,980	1	7,188	2	(4,208)	(59)
Income before income taxes	55,406	15	45,756	15	9,650	21
Income tax expense	13,477	4	9,721	3	3,756	39
Net income	$41,929	11%	$36,035	12%	$5,894	16%

(1) Amounts in column may not foot due to rounding
Revenues - Revenues increased for the 98th consecutive quarter. The increase in revenue period-over-period resulted from an increase in ARPU and from an increase in recurring revenue customers that was driven primarily by business acquisitions and continued business growth.
•ARPU increased 11% to approximately $14,100 for the six months ended June 30, 2025. This was primarily attributable to increased usage of our products by our recurring revenue customers, partially offset by the addition of 3P recurring revenue customers.
•The number of recurring revenue customers increased 21% to approximately 54,500 at June 30, 2025. Of the total recurring revenue customers, approximately 46,300 are 1P recurring revenue customers and the remainder are 3P recurring revenue customers. The increase in recurring revenue customers is primarily due to recent acquisitions of 3P recurring revenue customers, which have an inconsequential impact on recurring revenue. New recurring revenue customers do not have a meaningful contribution to revenue at the beginning of their tenure, and therefore a majority of the increased revenue was generated from existing recurring revenue customers.
•Approximately 50 1P recurring revenue customers were added in May 2024 due to the acquisition of the existing customer base of Traverse Systems, and approximately 200 1P recurring revenue customers were added in July 2024 due to the acquisition of the existing customer base of SupplyPike. Additionally, approximately 8,500 recurring revenue customers were added in February 2025 due to the acquisition of the existing customer base of Carbon6, of which approximately 300 are 1P recurring revenue customers and the remainder are 3P recurring revenue customers.
Recurring revenues increased 24% to $351.5 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. Recurring revenues accounted for 95% and 94% of our total revenues for the six months ended June 30, 2025 and 2024, respectively. We anticipate that the number of recurring revenue customers and ARPU will increase as we execute our growth strategy focused on further penetration of our market.

SPS COMMERCE, INC.	25	Form 10-Q for the Quarterly Period ended June 30, 2025

Cost of Revenues - The increase in cost of revenues was primarily due to increased headcount, which resulted in an increase of $8.6 million in personnel-related costs. Additionally, there was an increase in software subscriptions of $3.7 million due to general growth of our business.
Sales and Marketing Expenses - The increase in sales and marketing expense was primarily due to increased headcount, which resulted in an increase of $10.3 million in personnel-related costs.
Research and Development Expenses - The increase in research and development expense was primarily due to increased headcount, which resulted in an increase of $3.0 million in personnel-related costs.
General and Administrative Expenses - The increase in general and administrative expense was primarily due to increased headcount, which resulted in an increase of $5.3 million in personnel-related costs. Additionally, other items contributing to the increase related to costs for continued support of our growing operations.
Amortization of Intangible Assets - The increase in amortization of intangible assets was driven by acquired intangible assets related to recent business combinations.
Other Income, Net - The decrease in other income, net was primarily due to a decrease in investment income.
Income Tax Expense - The increase in income tax expense was primarily driven by an increase in pre-tax income, as well as decreases in the excess tax benefits from equity award exercises and settlements, and an increase in nondeductible compensation. Excess tax benefits generated upon the settlement or exercise of stock awards are recognized as a reduction to income tax expense and, as a result, we expect that our annual effective income tax rate will fluctuate.
Adjusted EBITDA - Adjusted EBITDA consists of net income adjusted for income tax expense, depreciation and amortization expense, stock-based compensation expense, realized gain or loss from investments held and foreign currency impact on cash and investments, investment income, and other adjustments as necessary for a fair presentation. Other adjustments for the six months ended June 30, 2025 included the expense impacts from disposals of certain capitalized internally developed software and one-time acquisition-related insurance costs. Net income is the comparable GAAP measure of financial performance.
The following table provides a reconciliation of net income to Adjusted EBITDA:

	Six Months Ended June 30,
(in thousands)	2025	2024
Net income	$41,929	$36,035
Income tax expense	13,477	9,721
Depreciation and amortization of property and equipment	9,948	9,377
Amortization of intangible assets	18,097	9,178
Stock-based compensation expense	28,865	31,512
Realized gain from investments held and foreign currency impact on cash and investments	(473)	(1,559)
Investment income	(2,537)	(5,673)
Other	1,119	—
Adjusted EBITDA	$110,425	$88,591
Adjusted EBITDA Margin - Adjusted EBITDA Margin consists of Adjusted EBITDA divided by revenue. Margin, the comparable GAAP measure of financial performance, consists of net income divided by revenue.

SPS COMMERCE, INC.	26	Form 10-Q for the Quarterly Period ended June 30, 2025

The following table provides a comparison of Margin to Adjusted EBITDA Margin:

	Six Months Ended June 30,
(in thousands, except Margin and Adjusted EBITDA Margin)	2025	2024
Revenue	$368,949	$303,172

Net income	41,929	36,035
Margin	11%	12%

Adjusted EBITDA	110,425	88,591
Adjusted EBITDA Margin	30%	29%
Non-GAAP Income per Share - Non-GAAP income per share consists of net income adjusted for stock-based compensation expense, amortization expense related to intangible assets, realized gain or loss from investments held and foreign currency impact on cash and investments, other adjustments as necessary for a fair presentation, including for the six months ended June 30, 2025 the expense impacts from disposals of certain capitalized internally developed software and one-time acquisition-related insurance costs, and the corresponding tax impacts of the adjustments to net income, divided by the weighted average number of shares of common and diluted stock outstanding during each period. Net income per share, the comparable GAAP measure of financial performance, consists of net income divided by the weighted average number of shares of common and diluted stock outstanding during each period. To quantify the tax effects, we recalculated income tax expense excluding the direct book and tax effects of the specific items constituting the non-GAAP adjustments. The difference between this recalculated income tax expense and GAAP income tax expense is presented as the income tax effect of the non-GAAP adjustments.
The following table provides a reconciliation of net income per share to non-GAAP income per share:

	Six Months Ended June 30,
(in thousands, except per share amounts)	2025	2024
Net income	$41,929	$36,035
Stock-based compensation expense	28,865	31,512
Amortization of intangible assets	18,097	9,178
Realized gain from investments held and foreign currency impact on cash and investments	(473)	(1,559)
Other	1,119	—
Income tax effects of adjustments	(13,570)	(12,620)
Non-GAAP income	$75,967	$62,546

Shares used to compute net income and non-GAAP income per share
Basic	37,978	37,063
Diluted	38,132	37,690

Net income per share, basic	$1.10	$0.97
Non-GAAP adjustments to net income per share, basic	0.90	0.72
Non-GAAP income per share, basic	$2.00	$1.69

Net income per share, diluted	$1.10	$0.96
Non-GAAP adjustments to net income per share, diluted	0.89	0.70
Non-GAAP income per share, diluted	$1.99	$1.66

SPS COMMERCE, INC.	27	Form 10-Q for the Quarterly Period ended June 30, 2025

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
During the six months ended June 30, 2025, there were no changes in our critical accounting policies or estimates. For additional information regarding our critical accounting policies and estimates, see the discussion under "Critical Accounting Policies and Estimates" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC.
Liquidity and Capital Resources
Sources of Liquidity
As of June 30, 2025, our principal sources of liquidity were cash and cash equivalents of $107.6 million and net accounts receivable of $67.5 million.
Statements of Cash Flows Summary
The summary of activity within the condensed consolidated statements of cash flows was as follows:

	Six Months Ended June 30,
(in thousands)	2025	2024
Net cash provided by operating activities	$72,306	$63,506
Net cash used in investing activities	(155,443)	(11,929)
Net cash used in financing activities	(51,726)	(29,950)
Operating Activities
The increase in cash provided by operating activities from the six months ended June 30, 2024 to the six months ended June 30, 2025 was primarily due to an increase in net income as adjusted for non-cash expenses, of $16.6 million, driven by continued growth in revenue, partially offset by cash paid for expenses to operate the growing business. Additionally, fluctuations in operating assets and liabilities resulted in a decrease of $7.8 million in cash provided by operating activities.
Investing Activities
The increase in cash used in investing activities from the six months ended June 30, 2024 to the six months ended June 30, 2025 was primarily due to an increase in cash used to acquire a business of $113.3 million to further grow our business.
Financing Activities
The increase in cash used in financing activities from the six months ended June 30, 2024 to the six months ended June 30, 2025 was primarily due to an increase in cash used for share repurchases of $22.1 million year-over-year to continue to deliver shareholder value.

SPS COMMERCE, INC.	28	Form 10-Q for the Quarterly Period ended June 30, 2025

Contractual and Commercial Commitment Summary
Our contractual obligations and commercial commitments as of June 30, 2025 are summarized below:

	Payments Due by Period
(in thousands)	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Operating lease obligations, including imputed interest	$6,422	$4,625	$197	$40	$11,284
Purchase commitments	15,334	5,368	1,452	—	22,154
Total	$21,756	$9,993	$1,649	$40	$33,438
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity Risk
The principal objectives of our investment activities are to preserve principal, provide liquidity, and maximize income consistent with minimizing risk of material loss. We are exposed to market risk related to changes in interest rates. We may choose based on our investment strategy to hold cash, cash equivalents, and investments in interest-bearing or non-interest-bearing accounts. Based upon a sensitivity model, an immediate hypothetical 50-basis point change in interest rates at June 30, 2025, based upon interest-bearing balances at June 30, 2025, would have resulted in a $0.1 million impact on our investment income included in net income for the three months ended June 30, 2025. We do not enter into investments for trading or speculative purposes. We did not have any variable interest rate outstanding debt as of June 30, 2025.

SPS COMMERCE, INC.	29	Form 10-Q for the Quarterly Period ended June 30, 2025

Foreign Currency Exchange Risk
Due to international operations, we have revenue, expenses, assets, and liabilities that are denominated in currencies other than the U.S. dollar, primarily the Australian dollar, Canadian dollar, and Euro. Our consolidated balance sheet, results of operations, and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. Our predominate exposure to foreign currency exchange rates are due to non-monetary assets held in currencies other than the U.S. dollar, and thus fluctuations in foreign currencies primarily result in comprehensive income (loss), not net income (loss).
Our sales are primarily denominated in U.S. dollars. Our expenses are generally denominated in the local currencies in which our operations are located. As of June 30, 2025, we maintained 14% of our total cash and cash equivalents in foreign currencies. Based upon a sensitivity model, an immediate hypothetical 10% unfavorable change in all foreign currency exchange rates would have resulted in a $1.5 million impact on our cash and cash equivalents held in currencies other than the U.S. dollar as of June 30, 2025.
We have not used any forward contracts or currency borrowings to hedge our exposure to foreign currency exchange risk, although we may do so in the future.
During the three and six months ended June 30, 2025, inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
In February 2025 we acquired the Carbon6 business. We are currently in the process of incorporating internal controls specific to Carbon6 that we believe are appropriate and necessary to consolidate and report upon our financial results. Carbon6 will be included in our assessment of internal control over financial reporting within one year from the date of acquisition, pursuant to the SEC's general guidance for a recently acquired business' internal control over financial reporting. Excluding net intangible assets and goodwill, Carbon6 represented less than 5% of our consolidated assets as of June 30, 2025 and approximately 6% of our consolidated revenues for each of the three and six months ended June 30, 2025.

SPS COMMERCE, INC.	30	Form 10-Q for the Quarterly Period ended June 30, 2025

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(c) Share Repurchases
Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (1)
April 1 - 30, 2025	52,497	$131.82	52,497	$53,086,000
May 1 - 31, 2025	46,719	145.70	46,719	46,279,000
June 1 - 30, 2025	45,570	137.59	45,570	40,009,000
Total	144,786	$138.11	144,786	$40,009,000
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
Item 3.    Defaults Upon Senior Securities
Not Applicable.
Item 4.    Mine Safety Disclosures
Not Applicable.

SPS COMMERCE, INC.	31	Form 10-Q for the Quarterly Period ended June 30, 2025

Item 5.    Other Information
Insider Adoption or Termination of Trading Arrangements
During the three months ended June 30, 2025, the following directors and officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted written plans for the sale of our securities that are intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act:

Name	Title	Adoption Date	Earliest Sale Date	Expiration or Termination Date	Aggregate Number of Shares of the Company's Common Stock to be Sold(1)
Kimberly Nelson	Chief Financial Officer	May 1, 2025	December 31, 2025	March 31, 2026	37,700
Dan Juckniess	Chief Revenue Officer	June 12, 2025	September 11, 2025	September 11, 2026	27,230
(1) The number of shares is the maximum number of shares to be sold but the actual activity may be lower. Transaction(s) may be contingent upon future events such as performance factors, tax withholding obligations, and/or future market price(s).
There were no other Rule 10b5-1(c) trading arrangements or non-Rule 10b5-1(c) trading arrangements adopted, modified or terminated by the Company's officers and directors during the three months ended June 30, 2025.
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

104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL.

SPS COMMERCE, INC.	32	Form 10-Q for the Quarterly Period ended June 30, 2025

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 30, 2025	SPS COMMERCE, INC.

/s/ KIMBERLY NELSON
Kimberly Nelson
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

SPS COMMERCE, INC.	33	Form 10-Q for the Quarterly Period ended June 30, 2025