Form 10-Q
period 2025-09-30
SPS COMMERCE INC
filed 2025-10-30
CIK 1092699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding at October 23, 2025 was 37,709,094 shares.

SPS COMMERCE, INC.
QUARTERLY REPORT ON FORM 10-Q
Unless the context otherwise requires, for purposes of the Quarterly Report on Form 10-Q, the words “we,” “us,” “our,” the “Company,” “SPS,” and “SPS Commerce” refer to SPS Commerce, Inc.

SPS COMMERCE, INC.	2	Form 10-Q for the Quarterly Period ended September 30, 2025

PART I. – FINANCIAL INFORMATION
Item 1. Financial Statements
SPS COMMERCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except shares)	September 30, 2025	December 31, 2024
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$133,725	$241,017
Accounts receivable	73,339	56,214
Allowance for credit losses	(5,900)	(4,179)
Accounts receivable, net	67,439	52,035
Deferred costs	66,510	65,342
Other assets	47,947	23,513
Total current assets	315,621	381,907
Property and equipment, net	41,448	37,547
Operating lease right-of-use assets	6,723	8,192
Goodwill	543,035	399,180
Intangible assets, net	225,262	181,294
Other assets
Deferred costs, non-current	20,769	20,572
Deferred income tax assets	463	505
Other assets, non-current	5,359	2,033
Total assets	$1,158,680	$1,031,230
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$12,745	$8,577
Accrued compensation	51,795	47,160
Accrued expenses	12,318	12,108
Deferred revenue	77,566	74,256
Operating lease liabilities	5,623	4,583
Total current liabilities	160,047	146,684
Other liabilities
Deferred revenue, non-current	5,150	6,189
Operating lease liabilities, non-current	4,021	7,885
Deferred income tax liabilities	30,223	15,541
Other liabilities, non-current	299	241
Total liabilities	199,740	176,540
Commitments and contingencies (Note I)
Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 110,000,000 shares authorized; 39,969,060 and 39,590,276 shares issued; and 37,732,760 and 37,661,308 shares outstanding, respectively	40	40
Treasury stock, at cost; 2,236,300 and 1,928,968 shares, respectively	(152,096)	(99,748)
Additional paid-in capital	708,318	627,982
Retained earnings	403,597	336,099
Accumulated other comprehensive loss	(919)	(9,683)
Total stockholders’ equity	958,940	854,690
Total liabilities and stockholders’ equity	$1,158,680	$1,031,230
See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.	3	Form 10-Q for the Quarterly Period ended September 30, 2025

SPS COMMERCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts) (unaudited)	2025	2024	2025	2024
Revenues	$189,904	$163,686	$558,853	$466,858
Cost of revenues	57,932	51,624	174,672	155,129
Gross profit	131,972	112,062	384,181	311,729
Operating expenses
Sales and marketing	42,322	37,577	127,390	109,700
Research and development	17,276	15,292	51,986	45,667
General and administrative	31,690	27,152	93,598	76,575
Amortization of intangible assets	9,493	6,470	27,590	15,648
Total operating expenses	100,781	86,491	300,564	247,590
Income from operations	31,191	25,571	83,617	64,139
Other income, net	1,260	3,778	4,240	10,966
Income before income taxes	32,451	29,349	87,857	75,105
Income tax expense	6,882	5,889	20,359	15,610
Net income	$25,569	$23,460	$67,498	$59,495

Other comprehensive income (expense)
Foreign currency translation adjustments	(1,614)	3,332	8,764	(886)
Unrealized gain on investments, net of tax of $—, $28, $—, and $363, respectively	—	84	—	1,089
Reclassification of gain on investments into earnings, net of tax of $—, $(83), $—, and $(537), respectively	—	(248)	—	(1,610)
Total other comprehensive income (expense)	(1,614)	3,168	8,764	(1,407)
Comprehensive income	$23,955	$26,628	$76,262	$58,088

Net income per share
Basic	$0.67	$0.63	$1.78	$1.60
Diluted	$0.67	$0.62	$1.77	$1.57

Weighted average common shares used to compute net income per share
Basic	37,895	37,447	37,939	37,192
Diluted	37,993	37,996	38,070	37,785
See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.	4	Form 10-Q for the Quarterly Period ended September 30, 2025

SPS COMMERCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Total Stockholders' Equity
(in thousands, except shares) (unaudited)	Shares	Amount	Shares	Amount
Balances, June 30, 2024	37,086,627	$39	2,333,099	$(162,187)	$574,842	$295,080	$(4,353)	$703,421
Stock-based compensation	—	—	—	—	9,996	—	—	9,996
Shares issued pursuant to stock awards	72,852	—	—	—	1,884	—	—	1,884
Employee stock purchase plan activity	2,833	—	—	—	453	—	—	453
Repurchases of common stock, net of costs	(456)	—	456	(84)	—	—	—	(84)
Reissuances of treasury stock	404,587	—	(404,587)	62,523	24,544	—	—	87,067
Net income	—	—	—	—	—	23,460	—	23,460
Foreign currency translation adjustments	—	—	—	—	—	—	3,332	3,332
Unrealized gain on investments, net of tax	—	—	—	—	—	—	84	84
Reclassification of gain on investments into earnings, net of tax	—	—	—	—	—	—	(248)	(248)
Balances, September 30, 2024	37,566,443	$39	1,928,968	$(99,748)	$611,719	$318,540	$(1,185)	$829,365

Balances, June 30, 2025	37,927,432	$40	1,976,655	$(122,096)	$693,113	$378,028	$695	$949,780
Stock-based compensation	—	—	—	—	13,632	—	—	13,632
Shares issued pursuant to stock awards	60,670	—	—	—	1,075	—	—	1,075
Employee stock purchase plan activity	4,303	—	—	—	498	—	—	498
Repurchases of common stock, net of costs	(259,645)	—	259,645	(30,000)	—	—	—	(30,000)
Net income	—	—	—	—	—	25,569	—	25,569
Foreign currency translation adjustments	—	—	—	—	—	—	(1,614)	(1,614)
Balances, September 30, 2025	37,732,760	$40	2,236,300	$(152,096)	$708,318	$403,597	$(919)	$958,940

SPS COMMERCE, INC.	5	Form 10-Q for the Quarterly Period ended September 30, 2025

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Total Stockholders' Equity
(in thousands, except shares) (unaudited)	Shares	Amount	Shares	Amount
Balances, December 31, 2023	36,820,048	$39	2,151,098	$(128,892)	$537,061	$259,045	$222	$667,475
Stock-based compensation	—	—	—	—	40,075	—	—	40,075
Shares issued pursuant to stock awards	488,849	—	—	—	4,198	—	—	4,198
Employee stock purchase plan activity	35,416	—	—	—	5,672	—	—	5,672
Repurchases of common stock, net of costs	(205,331)	—	205,331	(37,567)	—	—	—	(37,567)
Reissuances of treasury stock	427,461	—	(427,461)	66,711	24,713	—	—	91,424
Net income	—	—	—	—	—	59,495	—	59,495
Foreign currency translation adjustments	—	—	—	—	—	—	(886)	(886)
Unrealized gain on investments, net of tax	—	—	—	—	—	—	1,089	1,089
Reclassification of gain on investments into earnings, net of tax	—	—	—	—	—	—	(1,610)	(1,610)
Balances, September 30, 2024	37,566,443	$39	1,928,968	$(99,748)	$611,719	$318,540	$(1,185)	$829,365

Balances, December 31, 2024	37,661,308	$40	1,928,968	$(99,748)	$627,982	$336,099	$(9,683)	$854,690
Stock-based compensation	—	—	—	—	40,989	—	—	40,989
Shares issued pursuant to stock awards	328,502	—	—	—	3,481	—	—	3,481
Employee stock purchase plan activity	50,282	—	—	—	5,924	—	—	5,924
Repurchases of common stock, net of costs	(685,432)	—	685,432	(90,000)	—	—	—	(90,000)
Reissuances of treasury stock	378,100	—	(378,100)	37,652	29,942	—	—	67,594
Net income	—	—	—	—	—	67,498	—	67,498
Foreign currency translation adjustments	—	—	—	—	—	—	8,764	8,764
Balances, September 30, 2025	37,732,760	$40	2,236,300	$(152,096)	$708,318	$403,597	$(919)	$958,940
See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.	6	Form 10-Q for the Quarterly Period ended September 30, 2025

SPS COMMERCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(in thousands) (unaudited)	2025	2024
Cash flows from operating activities
Net income	$67,498	$59,495
Reconciliation of net income to net cash provided by operating activities
Deferred income taxes	12,583	(9,918)
Depreciation and amortization of property and equipment	15,302	14,010
Amortization of intangible assets	27,590	15,648
Provision for credit losses	6,843	6,239
Stock-based compensation	43,318	42,264
Other, net	(343)	(925)
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable	(16,301)	(11,456)
Deferred costs	234	(2,240)
Other assets and liabilities	(25,233)	(2,258)
Accounts payable	2,925	665
Accrued compensation	1,035	458
Accrued expenses	(2,226)	842
Deferred revenue	1,051	5,424
Operating leases	(1,357)	(1,412)
Net cash provided by operating activities	132,919	116,836
Cash flows from investing activities
Purchases of property and equipment	(18,873)	(13,832)
Purchases of investments	—	(85,759)
Maturities of investments	—	136,765
Acquisition of business, net	(142,628)	(147,401)
Net cash used in investing activities	(161,501)	(110,227)
Cash flows from financing activities
Repurchases of common stock	(89,556)	(37,567)
Net proceeds from exercise of options to purchase common stock	3,481	4,198
Net proceeds from employee stock purchase plan activity	5,924	5,672
Net cash used in financing activities	(80,151)	(27,697)
Effect of foreign currency exchange rate changes	1,441	849
Net decrease in cash and cash equivalents	(107,292)	(20,239)
Cash and cash equivalents at beginning of period	241,017	219,081
Cash and cash equivalents at end of period	$133,725	$198,842

See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.	7	Form 10-Q for the Quarterly Period ended September 30, 2025

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
Significant Accounting Policies
There were no material changes in our significant accounting policies, nor were there differences in the basis of our segmentation, during the nine months ended September 30, 2025. See Note A to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC.

SPS COMMERCE, INC.	8	Form 10-Q for the Quarterly Period ended September 30, 2025

Accounting Pronouncements Not Yet Adopted

Standard	Date of Issuance	Description	Year of Required Adoption	Effect on the Financial Statements
ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures	December 2023	This amendment requires that an entity disclose specific categories in the effective tax rate reconciliation table as well as provide disclosure of disaggregated information related to income tax expense, income before income taxes, and income taxes paid.	2025	The adoption will result in additional disclosure in our Annual Report on Form 10-K for the year ending December 31, 2025.
ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)	November 2024	This amendment requires that an entity disclose in its notes to financial statements specified information about certain costs and expenses.	2027	We are currently evaluating the adoption on our financial statements and anticipate the impact will result in additional disclosure.
ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets	July 2025	This amendment allows for entities to elect a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The practical expedient assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset.	2026 (optional)	We are currently evaluating the election of the practical expedient on our financial statements and related disclosures.
ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40)	September 2025	This amendment modernizes the accounting for software costs under Subtopic 350-40, Intangibles—Goodwill and Other—Internal-Use Software by removing all references to software development project stages. The amendment requires an entity to begin capitalizing software costs when (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended.	2028	We are currently evaluating the adoption on our financial statements and related disclosures.
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

SPS COMMERCE, INC.	9	Form 10-Q for the Quarterly Period ended September 30, 2025

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

Pro forma consolidated revenue and net income for the three and nine months ended September 30, 2025 and 2024 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Revenue	$189,904	$175,247	$563,034	$497,303
Net income	25,569	22,489	67,085	52,693
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

SPS COMMERCE, INC.	10	Form 10-Q for the Quarterly Period ended September 30, 2025

The following table presents the purchase consideration and estimated fair values of acquired assets and liabilities recorded in the Company's condensed consolidated balance sheet as of the acquisition dates:

(in thousands)	Carbon6(1)	SupplyPike(2)
Cash paid	$144,855	$124,769
Equity consideration	67,672	87,156
Total consideration	$212,527	$211,925

Estimated fair value of assets and liabilities acquired:
Cash	$2,306	$6,118
Accounts receivable	5,868	2,020
Other assets, current and non-current	8,665	1,712
Intangible assets
Customer relationships	44,535	62,967
Developed technology	29,370	21,090
Deferred revenue	(604)	(2,462)
Other liabilities, current and non-current	(8,709)	(2,644)
Deferred income tax liabilities, net	(7,271)	(10,705)
Total fair value of assets and liabilities acquired	$74,160	$78,096

Goodwill	$138,367	$133,829

The following table summarizes the estimated useful lives for each acquired intangible asset:

	Carbon6(1)	SupplyPike(2)
Customer relationships	8.0 years	9.0 years
Developed technology	9.0 years	8.0 years
(1) The purchase accounting for the Carbon6 acquisition has not been finalized as of September 30, 2025; provisional amounts are primarily related to tax components and correspondingly, goodwill. We will finalize the allocation of the purchase price within the one-year measurement period following the acquisition.
(2) The purchase accounting for the SupplyPike acquisition is finalized.
NOTE C – Revenue
Revenue by Product Type
We derive our revenues from the following revenue streams:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Recurring revenues:
Fulfillment	$161,839	$135,290	$473,462	$382,654
Analytics	14,142	13,838	41,787	41,361
Other	6,010	5,328	18,191	14,107
Recurring revenues	181,991	154,456	533,440	438,122
One-time revenues	7,913	9,230	25,413	28,736
Total revenue	$189,904	$163,686	$558,853	$466,858

SPS COMMERCE, INC.	11	Form 10-Q for the Quarterly Period ended September 30, 2025

Revenue by Geographic Area
Domestic revenue, which we define as revenue that was attributable to customers based within the United States ("U.S."), was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Domestic revenue	84%	83%	84%	83%
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
The table below presents the activity of the portion of the deferred revenue liability relating to set-up fees. We expect to recognize $11.1 million of the balance as of September 30, 2025 as revenue over the next 12 months with the remaining amount recognized thereafter.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Balance, beginning of period	$15,007	$18,360	$16,735	$17,603
Invoiced set-up fees	3,463	3,866	10,412	13,387
Recognized set-up fees	(3,998)	(4,519)	(12,675)	(13,283)
Balance, end of period	$14,472	$17,707	$14,472	$17,707
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

SPS COMMERCE, INC.	12	Form 10-Q for the Quarterly Period ended September 30, 2025

Deferred Revenue
We recognized revenue of $68.3 million and $61.8 million in the nine months ended September 30, 2025 and 2024, respectively, from amounts included in deferred revenue at the beginning of the period.
NOTE D – Deferred Costs
The deferred costs activity was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Balance, beginning of period	$87,904	$84,928	$85,914	$82,750
Incurred deferred costs	25,138	22,532	77,868	67,483
Amortized deferred costs	(25,763)	(21,993)	(76,503)	(64,766)
Balance, end of period	$87,279	$85,467	$87,279	$85,467
NOTE E – Fair Value Measurements
Cash equivalents, as measured at fair value on a recurring basis, consisted of the following:

		September 30, 2025			December 31, 2024
	Fair Value Level	Amortized Cost	Unrealized Gains (Losses), net	Fair Value	Amortized Cost	Unrealized Gains (Losses), net	Fair Value
(in thousands)
Cash equivalents:
Money market funds	Level 1	$101,618	$—	$101,618	$178,417	$—	$178,417

NOTE F – Allowance for Credit Losses
The allowance for credit losses activity, included in accounts receivable, net, was as follows:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Balance, beginning of period	$4,179	$3,320
Provision for credit losses	6,843	6,239
Write-offs, net of recoveries	(5,122)	(5,085)
Balance, end of period	$5,900	$4,474

SPS COMMERCE, INC.	13	Form 10-Q for the Quarterly Period ended September 30, 2025

NOTE G – Property and Equipment, Net
Property and equipment, net consisted of the following:

(in thousands)	September 30, 2025	December 31, 2024
Internally developed software	$89,209	$73,617
Computer equipment	23,646	27,890
Leasehold improvements	15,065	14,999
Office equipment and furniture	9,144	8,796
Property and equipment, cost	137,064	125,302
Less: accumulated depreciation and amortization	(95,616)	(87,755)
Total property and equipment, net	$41,448	$37,547

Property and equipment, net located outside of the U.S. was as follows:

	September 30, 2025	December 31, 2024
International property and equipment	24%	18%
NOTE H – Goodwill and Intangible Assets, Net
Goodwill
The activity in goodwill was as follows:

(in thousands)	Nine Months Ended September 30, 2025
Balance, beginning of period	$399,180
Addition from business acquisitions	129,566
Foreign currency translation	5,790
Remeasurement from provisional purchase accounting amount and other	8,499
Balance, end of period	$543,035
Intangible Assets
Intangible assets, net consisted of the following:

	September 30, 2025
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net	Weighted Average Remaining Amortization Period
Customer relationships	$214,462	$(63,877)	$1,908	$152,493	6.8 years
Developed technology	105,599	(33,801)	971	72,769	6.3 years
	$320,061	$(97,678)	$2,879	$225,262	6.6 years

SPS COMMERCE, INC.	14	Form 10-Q for the Quarterly Period ended September 30, 2025

	December 31, 2024
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net	Weighted Average Remaining Amortization Period
Customer relationships	$178,147	$(47,432)	$(1,715)	$129,000	7.3 years
Developed technology	77,108	(24,111)	(703)	52,294	5.7 years
	$255,255	$(71,543)	$(2,418)	$181,294	6.9 years
The estimated future annual amortization expense related to intangible assets is as follows:

(in thousands)
Remainder of 2025	$9,568
2026	37,432
2027	36,958
2028	35,622
2029	29,167
Thereafter	76,515
Total future amortization	$225,262
NOTE I – Commitments and Contingencies
Leases
The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Operating lease cost	$1,243	$884	$3,458	$2,496
Variable lease cost	916	824	2,732	2,743
	$2,159	$1,708	$6,190	$5,239
Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$4,821	$3,801
Right-of-use assets obtained in exchange for operating lease liabilities	1,491	2,554
Supplemental balance sheet information related to operating leases was as follows:

	September 30, 2025	December 31, 2024
Weighted-average remaining lease term	1.7 years	2.4 years
Weighted-average discount rate	4.2%	4.3%

SPS COMMERCE, INC.	15	Form 10-Q for the Quarterly Period ended September 30, 2025

At September 30, 2025, our future minimum payments under operating leases were as follows:

(in thousands)
Remainder of 2025	$2,057
2026	5,562
Thereafter	2,398
Total future gross payments	$10,017
Less: imputed interest	(373)
Total operating lease liabilities	$9,644
In October 2025, we executed the sixth amendment to our lease agreement (the "Amendment") for our current headquarters located in Minneapolis, Minnesota where we lease approximately 198,000 square feet effective October 1, 2025. The Amendment extends the lease term to end in July 2043. Minimum lease payments under the Amendment are $2.7 million in year 1, $2.0 million in years 2-3, $5.7 million in years 3-5, and $46.1 million thereafter.
Purchase Commitments
We have entered into separate noncancelable agreements with vendors for computing infrastructure, software platforms, and other service arrangements through 2030. At September 30, 2025, our remaining purchase commitments and estimated purchase timing were as follows:

(in thousands)
Remainder of 2025	$4,432
2026	9,047
Thereafter	4,137
Total estimated future purchases	$17,616
NOTE J – Stockholders’ Equity
Share Repurchase Programs
Our board of directors has authorized multiple non-concurrent programs to repurchase our common stock. Details of the programs and activity thereunder through September 30, 2025 were as follows:

(in thousands)	Effective Date	Expiration Date	Share Value Authorized for Repurchase	Share Value Repurchased	Unused & Expired Share Repurchase Value	Share Value Available for Future Repurchase
2022 Program	August 2022	July 2024	$50,000	$40,471	$9,529	N/A
2024 Program	August 2024	July 2026	100,000	89,986	N/A	$10,014
The share repurchase activity by period was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except shares and per share amounts)	2025	2024	2025	2024
Number of shares repurchased	259,645	456	685,432	205,331
Total share repurchased cost	$30,000	$84	$90,000	$37,567
Average total cost per repurchased share	$115.54	$184.21	$131.30	$182.96
On October 29, 2025 (announced October 30, 2025), our board of directors authorized a program to repurchase up to $100.0 million of our common stock, excluding costs to obtain. Under the program, purchases may be made from time

SPS COMMERCE, INC.	16	Form 10-Q for the Quarterly Period ended September 30, 2025

to time in the open market or in privately negotiated purchases, or both. The share repurchase program will become effective December 1, 2025 and expires on December 1, 2027.
Treasury Stock Reissuance
In connection with the acquisition of SupplyPike and Carbon6 the Company re-issued treasury shares as part of the purchase consideration (see Note B – Business Combinations for further information).
NOTE K – Stock-Based Compensation
Our equity compensation plans include grants of incentive and nonqualified stock options, performance share units (“PSUs”), restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and deferred stock units (“DSUs”), to employees, executive officers, and non-employee directors. We also provide an employee stock purchase plan (“ESPP”) and 401(k) match to eligible participants. At September 30, 2025, there were 11.8 million shares available for grant under approved equity compensation plans.
Stock-based compensation expense was allocated in the condensed consolidated statements of comprehensive income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Cost of revenues	$3,171	$1,412	$9,610	$8,224
Operating expenses
Sales and marketing	3,486	2,820	9,270	9,776
Research and development	2,354	1,939	6,506	7,001
General and administrative	5,442	4,581	17,932	17,263
	$14,453	$10,752	$43,318	$42,264
Stock-based compensation expense by grant type or plan was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Stock options	$461	$514	$1,482	$1,517
PSUs	2,846	2,260	8,980	7,149
RSUs & DSUs	9,471	6,309	27,941	28,751
RSAs	—	112	113	329
ESPP	870	800	2,489	2,323
401(k) stock match	805	757	2,313	2,195
	$14,453	$10,752	$43,318	$42,264
As of September 30, 2025, there was $86.7 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a primarily straight-line basis over a weighted average period of 2.4 years.

SPS COMMERCE, INC.	17	Form 10-Q for the Quarterly Period ended September 30, 2025

Stock Options
Our stock option activity was as follows:

	Nine Months Ended September 30, 2025
	Options (#)	Weighted Average Exercise Price ($/share)
Outstanding, beginning of period	289,374	$104.86
Granted	60,724	142.52
Exercised	(52,831)	65.91
Forfeited	(15,354)	162.62
Outstanding, end of period	281,913	$117.13
Of the total outstanding options at September 30, 2025, 0.2 million were exercisable. The outstanding and exercisable options had a weighted average exercise price of $100.92 per share and a weighted average remaining contractual life of 2.6 years.
The weighted average grant date fair value of options granted during the nine months ended September 30, 2025 was $49.39 per share. This was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Life (in years)	3.9
Volatility	37.0%
Dividend yield	—
Risk-free interest rate	4.2%
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
Activity for our PSUs, RSUs, RSAs, and DSUs in aggregate was as follows:

	Nine Months Ended September 30, 2025
	#	Weighted Average Grant Date Fair Value ($/share)
Outstanding, beginning of period	689,522	$180.35
Granted	484,282	145.07
Vested and common stock issued	(276,256)	147.72
Forfeited	(51,665)	171.39
Outstanding, end of period	845,883	$171.36
The number of PSUs, RSUs, RSAs, and DSUs outstanding at September 30, 2025 included less than 0.1 million units that have vested, but the shares of common stock have not yet been issued, pursuant to the terms of the underlying agreements.

SPS COMMERCE, INC.	18	Form 10-Q for the Quarterly Period ended September 30, 2025

Employee Stock Purchase Plan
Our ESPP activity was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except shares)	2025	2024	2025	2024
Amounts for shares purchased	$498	$453	$5,924	$5,672
Shares purchased	4,303	2,833	50,282	35,416
A total of 1.6 million shares of common stock are reserved for issuance under the ESPP at September 30, 2025.
The fair value was estimated based on the market price of our common stock at the beginning of the offering period using the following assumptions:

Life (in years)	0.5
Volatility	33.7%
Dividend yield	—
Risk-free interest rate	4.3%
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
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law in the U.S., making permanent most of the expiring key provisions of the 2017 Tax Cuts and Jobs Act, including, but not limited to, U.S. corporate international tax provisions, federal bonus depreciation and deductions for domestic research and development expenditures. We evaluated the OBBBA and estimated the 2025 impact to be primarily a reduction in cash taxes due to the accelerated deduction of previously capitalized research and experimental expenditures.  In addition, we expect the Foreign Derived Intangible Income (FDII) deduction will be adversely affected. The remaining provisions of the OBBBA are not expected to have a material impact.

NOTE M – Other Income and Expense
Other income, net included the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Investment income	$1,076	$2,704	$3,613	$8,377
Realized gain from investments held and foreign currency impact on cash and investments	205	1,077	678	2,636
Other expense, net	(21)	(3)	(51)	(47)
Total other income, net	$1,260	$3,778	$4,240	$10,966

SPS COMMERCE, INC.	19	Form 10-Q for the Quarterly Period ended September 30, 2025

NOTE N – Net Income Per Share
The components and computation of basic and diluted net income per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Numerator
Net income	$25,569	$23,460	$67,498	$59,495
Denominator
Weighted average common shares outstanding, basic	37,895	37,447	37,939	37,192
Options to purchase common stock and ESPP	51	145	73	159
PSUs, RSUs, RSAs, and DSUs	47	404	58	434
Weighted average common shares outstanding, diluted	37,993	37,996	38,070	37,785
Net income per share
Basic	$0.67	$0.63	$1.78	$1.60
Diluted	$0.67	$0.62	$1.77	$1.57
The number of outstanding potential common shares that were excluded from the calculation of diluted net income per share as they were anti-dilutive was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Anti-dilutive shares	603	130	371	118

SPS COMMERCE, INC.	20	Form 10-Q for the Quarterly Period ended September 30, 2025

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

SPS COMMERCE, INC.	21	Form 10-Q for the Quarterly Period ended September 30, 2025

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

SPS COMMERCE, INC.	22	Form 10-Q for the Quarterly Period ended September 30, 2025

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
During the nine months ended September 30, 2025, there were no changes in our critical accounting policies or estimates. For additional information regarding our critical accounting policies and estimates, see the discussion under "Critical Accounting Policies and Estimates" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC.
Liquidity and Capital Resources
Sources of Liquidity
As of September 30, 2025, our principal sources of liquidity were cash and cash equivalents of $133.7 million and net accounts receivable of $67.4 million.
Statements of Cash Flows Summary
The summary of activity within the condensed consolidated statements of cash flows was as follows:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Net cash provided by operating activities	$132,919	$116,836
Net cash used in investing activities	(161,501)	(110,227)
Net cash used in financing activities	(80,151)	(27,697)
Operating Activities
The increase in cash provided by operating activities from the nine months ended September 30, 2024 to the nine months ended September 30, 2025 was primarily due to an increase in net income as adjusted for non-cash expenses, of $46.0 million, driven by continued growth in revenue, partially offset by cash paid for expenses to operate the growing business. Additionally, fluctuations in operating assets and liabilities resulted in a decrease of $29.9 million in cash provided by operating activities.
Investing Activities
The increase in cash used in investing activities from the nine months ended September 30, 2024 to the nine months ended September 30, 2025 was primarily due to a net cash inflow of $51.0 million from the maturities and purchases of investments during the nine months ended September 30, 2024.
Financing Activities
The increase in cash used in financing activities from the nine months ended September 30, 2024 to the nine months ended September 30, 2025 was primarily due to an increase in cash used for share repurchases of $52.0 million year-over-year to continue to deliver shareholder value.

SPS COMMERCE, INC.	23	Form 10-Q for the Quarterly Period ended September 30, 2025

Contractual and Commercial Commitment Summary
Our contractual obligations and commercial commitments as of September 30, 2025 are summarized below:

	Payments Due by Period
(in thousands)	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Operating lease obligations, including imputed interest	$6,226	$3,604	$153	$34	$10,017
Purchase commitments	13,354	2,810	1,452	—	17,616
Total	$19,580	$6,414	$1,605	$34	$27,633
In October 2025, we executed the sixth amendment to our lease agreement for our current headquarters located in Minneapolis, Minnesota where we lease approximately 198,000 square feet, effective October 1, 2025. For more information, refer to Note I to our condensed consolidated financial statements, included in Part I of this Quarterly Report on Form 10-Q.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity Risk
The principal objectives of our investment activities are to preserve principal, provide liquidity, and maximize income consistent with minimizing risk of material loss. We are exposed to market risk related to changes in interest rates. We may choose based on our investment strategy to hold cash, cash equivalents, and investments in interest-bearing or non-interest-bearing accounts. Based upon a sensitivity model, an immediate hypothetical 50-basis point change in interest rates at September 30, 2025, based upon interest-bearing balances at September 30, 2025, would have resulted in a $0.1 million impact on our investment income included in net income for the three months ended September 30, 2025. We do not enter into investments for trading or speculative purposes. We did not have any variable interest rate outstanding debt as of September 30, 2025.
Results of Operations

SPS COMMERCE, INC.	24	Form 10-Q for the Quarterly Period ended September 30, 2025

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
The following table presents our results of operations for the periods indicated:

	Three Months Ended September 30,
	2025		2024		Change
($ in thousands)	$	% of revenue(1)	$	% of revenue(1)	$	%
Revenues	$189,904	100%	$163,686	100%	$26,218	16%
Cost of revenues	57,932	31	51,624	32	6,308	12
Gross profit	131,972	69	112,062	68	19,910	18
Operating expenses
Sales and marketing	42,322	22	37,577	23	4,745	13
Research and development	17,276	9	15,292	9	1,984	13
General and administrative	31,690	17	27,152	17	4,538	17
Amortization of intangible assets	9,493	5	6,470	4	3,023	47
Total operating expenses	100,781	53	86,491	53	14,290	17
Income from operations	31,191	16	25,571	16	5,620	22
Other income, net	1,260	1	3,778	2	(2,518)	(67)
Income before income taxes	32,451	17	29,349	18	3,102	11
Income tax expense	6,882	4	5,889	4	993	17
Net income	$25,569	13%	$23,460	14%	$2,109	9%

(1) Amounts in column may not foot due to rounding
Revenues - Revenues increased for the 99th consecutive quarter. The increase in revenue period-over-period resulted from an increase in recurring revenue customers that was driven primarily by business acquisitions and continued business growth.
•ARPU decreased 3% to approximately $13,300 for the three months ended September 30, 2025. This was primarily attributable to the addition of 3P recurring revenue customers, partially offset by the increased usage of our products by our 1P recurring revenue customers.
•The number of recurring revenue customers increased 22% to approximately 54,950 at September 30, 2025. Of the total recurring revenue customers, approximately 46,900 are 1P recurring revenue customers and the remainder are 3P recurring revenue customers. The increase in recurring revenue customers is primarily due to recent acquisitions of 3P recurring revenue customers, which have an inconsequential impact on recurring revenue. New recurring revenue customers do not have a meaningful contribution to revenue at the beginning of their tenure, and therefore a majority of the increased revenue was generated from existing recurring revenue customers.
•Approximately 200 1P recurring revenue customers were added in July 2024 due to the acquisition of the existing customer base of SupplyPike. Additionally, approximately 8,500 recurring revenue customers were added in February 2025 due to the acquisition of the existing customer base of Carbon6, of which approximately 300 are 1P recurring revenue customers and the remainder are 3P recurring revenue customers.
Recurring revenues increased 18% to $182.0 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Recurring revenues accounted for 96% and 94% of our total revenues for the three months ended September 30, 2025 and 2024, respectively. We anticipate that the number of recurring revenue customers and ARPU will increase as we execute our growth strategy focused on further penetration of our market.
Cost of Revenues - The increase in cost of revenues was primarily due to increased headcount, which resulted in an increase of $2.3 million in personnel-related costs and an increase in software subscriptions of $1.0 million due to general growth of our business. Additionally, there was a $1.8 million increase in stock-based compensation.

SPS COMMERCE, INC.	25	Form 10-Q for the Quarterly Period ended September 30, 2025

Sales and Marketing Expenses - The increase in sales and marketing expense was primarily due to increased headcount, which resulted in an increase of $2.5 million in personnel-related costs. Additionally, partner and reseller fees increased by $1.1 million, primarily driven by the acquisition of Carbon6.
Research and Development Expenses - The increase in research and development expense was primarily due to increased headcount, which resulted in an increase of $1.2 million in personnel-related costs.
General and Administrative Expenses - The increase in general and administrative expense was primarily due to increased headcount and third-party personnel, which resulted in an increase of $3.6 million in personnel-related costs. Additionally, there was an increase in stock-based compensation expense of $0.9 million.
Amortization of Intangible Assets - The increase in amortization of intangible assets was driven by acquired intangible assets related to recent business combinations.
Other Income, Net - The decrease in other income, net was primarily due to a decrease in investment income.
Income Tax Expense - The increase in income tax expense was primarily driven by the increase in pre-tax book income and reduction in tax benefits recognized from equity award exercise and settlement activity due to the fluctuations in share price. The increase was partially offset with increased benefit for Research & Development tax credits.
Adjusted EBITDA - Adjusted EBITDA consists of net income adjusted for income tax expense, depreciation and amortization expense, stock-based compensation expense, realized gain or loss from investments held and foreign currency impact on cash and investments, investment income, and other adjustments as necessary for a fair presentation. Other adjustments for the three months ended September 30, 2025 included the expense impact from disposals of other equipment. Net income is the comparable GAAP measure of financial performance.
The following table provides a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended September 30,
(in thousands)	2025	2024
Net income	$25,569	$23,460
Income tax expense	6,882	5,889
Depreciation and amortization of property and equipment	5,354	4,633
Amortization of intangible assets	9,493	6,470
Stock-based compensation expense	14,453	10,752
Realized gain from investments held and foreign currency impact on cash and investments	(205)	(1,077)
Investment income	(1,076)	(2,704)
Other	10	978
Adjusted EBITDA	$60,480	$48,401
Adjusted EBITDA Margin - Adjusted EBITDA Margin consists of Adjusted EBITDA divided by revenue. Margin, the comparable GAAP measure of financial performance, consists of net income divided by revenue.

SPS COMMERCE, INC.	26	Form 10-Q for the Quarterly Period ended September 30, 2025

The following table provides a comparison of Margin to Adjusted EBITDA Margin:

	Three Months Ended September 30,
(in thousands, except Margin and Adjusted EBITDA Margin)	2025	2024
Revenue	$189,904	$163,686

Net income	25,569	23,460
Margin	13%	14%

Adjusted EBITDA	60,480	48,401
Adjusted EBITDA Margin	32%	30%
Non-GAAP Income per Share - Non-GAAP income per share consists of net income adjusted for stock-based compensation expense, amortization expense related to intangible assets, realized gain or loss from investments held and foreign currency impact on cash and investments, other adjustments as necessary for a fair presentation, including for the three months ended September 30, 2025 the expense impact from disposals of other equipment, and the corresponding tax impacts of the adjustments to net income, divided by the weighted average number of shares of common and diluted stock outstanding during each period. Net income per share, the comparable GAAP measure of financial performance, consists of net income divided by the weighted average number of shares of common and diluted stock outstanding during each period. To quantify the tax effects, we recalculated income tax expense excluding the direct book and tax effects of the specific items constituting the non-GAAP adjustments. The difference between this recalculated income tax expense and GAAP income tax expense is presented as the income tax effect of the non-GAAP adjustments.
The following table provides a reconciliation of net income per share to non-GAAP income per share:

	Three Months Ended September 30,
(in thousands, except per share amounts)	2025	2024
Net income	$25,569	$23,460
Stock-based compensation expense	14,453	10,752
Amortization of intangible assets	9,493	6,470
Realized gain from investments held and foreign currency impact on cash and investments	(205)	(1,077)
Other	10	978
Income tax effects of adjustments	(6,365)	(5,514)
Non-GAAP income	$42,955	$35,069

Shares used to compute net income and non-GAAP income per share
Basic	37,895	37,447
Diluted	37,993	37,996

Net income per share, basic	$0.67	$0.63
Non-GAAP adjustments to net income per share, basic	0.46	0.31
Non-GAAP income per share, basic	$1.13	$0.94

Net income per share, diluted	$0.67	$0.62
Non-GAAP adjustments to net income per share, diluted	0.46	0.30
Non-GAAP income per share, diluted	$1.13	$0.92

SPS COMMERCE, INC.	27	Form 10-Q for the Quarterly Period ended September 30, 2025

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
The following table presents our results of operations for the periods indicated:

	Nine Months Ended September 30,
	2025		2024		Change
($ in thousands)	$	% of revenue(1)	$	% of revenue(1)	$	%
Revenues	$558,853	100%	$466,858	100%	$91,995	20%
Cost of revenues	174,672	31	155,129	33	19,543	13
Gross profit	384,181	69	311,729	67	72,452	23
Operating expenses
Sales and marketing	127,390	23	109,700	23	17,690	16
Research and development	51,986	9	45,667	10	6,319	14
General and administrative	93,598	17	76,575	16	17,023	22
Amortization of intangible assets	27,590	5	15,648	3	11,942	76
Total operating expenses	300,564	54	247,590	53	52,974	21
Income from operations	83,617	15	64,139	14	19,478	30
Other income, net	4,240	1	10,966	2	(6,726)	(61)
Income before income taxes	87,857	16	75,105	16	12,752	17
Income tax expense	20,359	4	15,610	3	4,749	30
Net income	$67,498	12%	$59,495	13%	$8,003	13%

(1) Amounts in column may not foot due to rounding
Revenues - Revenues increased for the 99th consecutive quarter. The increase in revenue period-over-period resulted from an increase in recurring revenue customers that was driven primarily by business acquisitions and continued business growth.
•ARPU increased 9% to approximately $14,200 for the nine months ended September 30, 2025. This was primarily attributable to increased usage of our products by our 1P recurring revenue customers, partially offset by the addition of 3P recurring revenue customers.
•The number of recurring revenue customers increased 22% to approximately 54,950 at September 30, 2025. Of the total recurring revenue customers, approximately 46,900 are 1P recurring revenue customers and the remainder are 3P recurring revenue customers. The increase in recurring revenue customers is primarily due to recent acquisitions of 3P recurring revenue customers, which have an inconsequential impact on recurring revenue. New recurring revenue customers do not have a meaningful contribution to revenue at the beginning of their tenure, and therefore a majority of the increased revenue was generated from existing recurring revenue customers.
•Approximately 200 1P recurring revenue customers were added in July 2024 due to the acquisition of the existing customer base of SupplyPike. Additionally, approximately 8,500 recurring revenue customers were added in February 2025 due to the acquisition of the existing customer base of Carbon6, of which approximately 300 are 1P recurring revenue customers and the remainder are 3P recurring revenue customers.
Recurring revenues increased 22% to $533.4 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. Recurring revenues accounted for 95% and 94% of our total revenues for the nine months ended September 30, 2025 and 2024, respectively. We anticipate that the number of recurring revenue customers and ARPU will increase as we execute our growth strategy focused on further penetration of our market.
Cost of Revenues - The increase in cost of revenues was primarily due to increased headcount, which resulted in an increase of $10.9 million in personnel-related costs and an increase in software subscriptions of $4.8 million due to general growth of our business. Additionally, there was a $1.4 million increase in stock-based compensation.

SPS COMMERCE, INC.	28	Form 10-Q for the Quarterly Period ended September 30, 2025

Sales and Marketing Expenses - The increase in sales and marketing expense was primarily due to increased headcount, which resulted in an increase of $12.9 million in personnel-related costs. Additionally, partner and reseller fees increased by $3.1 million, primarily driven by the acquisition of Carbon6.
Research and Development Expenses - The increase in research and development expense was primarily due to increased headcount and third-party personnel, which resulted in an increase of $9.6 million in personnel-related costs, partially offset by a decrease of $4.5 million related to capitalized software development.
General and Administrative Expenses - The increase in general and administrative expense was primarily due to increased headcount and third-party personnel, which resulted in an increase of $10.6 million in personnel-related costs. Additionally, other items contributing to the increase related to costs for continued support of our growing operations including the closing and on-going integration of acquisitions.
Amortization of Intangible Assets - The increase in amortization of intangible assets was driven by acquired intangible assets related to recent business combinations.
Other Income, Net - The decrease in other income, net was primarily due to a decrease in investment income.
Income Tax Expense - The increase in income tax expense was primarily driven by the increase in pre-tax book income and reduction in tax benefits recognized from equity award exercise and settlement activity due to the fluctuations in share price. The increase was partially offset with increased benefit for Research & Development tax credits.
Adjusted EBITDA - Adjusted EBITDA consists of net income adjusted for income tax expense, depreciation and amortization expense, stock-based compensation expense, realized gain or loss from investments held and foreign currency impact on cash and investments, investment income, and other adjustments as necessary for a fair presentation. Other adjustments for the nine months ended September 30, 2025 included the expense impacts from disposals of certain capitalized internally developed software, disposals of other equipment, and one-time acquisition-related insurance costs. Net income is the comparable GAAP measure of financial performance.
The following table provides a reconciliation of net income to Adjusted EBITDA:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Net income	$67,498	$59,495
Income tax expense	20,359	15,610
Depreciation and amortization of property and equipment	15,302	14,010
Amortization of intangible assets	27,590	15,648
Stock-based compensation expense	43,318	42,264
Realized gain from investments held and foreign currency impact on cash and investments	(678)	(2,636)
Investment income	(3,613)	(8,377)
Other	1,129	978
Adjusted EBITDA	$170,905	$136,992
Adjusted EBITDA Margin - Adjusted EBITDA Margin consists of Adjusted EBITDA divided by revenue. Margin, the comparable GAAP measure of financial performance, consists of net income divided by revenue.

SPS COMMERCE, INC.	29	Form 10-Q for the Quarterly Period ended September 30, 2025

The following table provides a comparison of Margin to Adjusted EBITDA Margin:

	Nine Months Ended September 30,
(in thousands, except Margin and Adjusted EBITDA Margin)	2025	2024
Revenue	$558,853	$466,858

Net income	67,498	59,495
Margin	12%	13%

Adjusted EBITDA	170,905	136,992
Adjusted EBITDA Margin	31%	29%
Non-GAAP Income per Share - Non-GAAP income per share consists of net income adjusted for stock-based compensation expense, amortization expense related to intangible assets, realized gain or loss from investments held and foreign currency impact on cash and investments, other adjustments as necessary for a fair presentation, including for the nine months ended September 30, 2025 the expense impacts from disposals of certain capitalized internally developed software, disposals of other equipment, and one-time acquisition-related insurance costs, and the corresponding tax impacts of the adjustments to net income, divided by the weighted average number of shares of common and diluted stock outstanding during each period. Net income per share, the comparable GAAP measure of financial performance, consists of net income divided by the weighted average number of shares of common and diluted stock outstanding during each period. To quantify the tax effects, we recalculated income tax expense excluding the direct book and tax effects of the specific items constituting the non-GAAP adjustments. The difference between this recalculated income tax expense and GAAP income tax expense is presented as the income tax effect of the non-GAAP adjustments.
The following table provides a reconciliation of net income per share to non-GAAP income per share:

	Nine Months Ended September 30,
(in thousands, except per share amounts)	2025	2024
Net income	$67,498	$59,495
Stock-based compensation expense	43,318	42,264
Amortization of intangible assets	27,590	15,648
Realized gain from investments held and foreign currency impact on cash and investments	(678)	(2,636)
Other	1,129	978
Income tax effects of adjustments	(19,935)	(18,134)
Non-GAAP income	$118,922	$97,615

Shares used to compute net income and non-GAAP income per share
Basic	37,939	37,192
Diluted	38,070	37,785

Net income per share, basic	$1.78	$1.60
Non-GAAP adjustments to net income per share, basic	1.35	1.02
Non-GAAP income per share, basic	$3.13	$2.62

Net income per share, diluted	$1.77	$1.57
Non-GAAP adjustments to net income per share, diluted	1.35	1.01
Non-GAAP income per share, diluted	$3.12	$2.58

SPS COMMERCE, INC.	30	Form 10-Q for the Quarterly Period ended September 30, 2025

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
Our sales are primarily denominated in U.S. dollars. Our expenses are generally denominated in the local currencies in which our operations are located. As of September 30, 2025, we maintained 13% of our total cash and cash equivalents in foreign currencies. Based upon a sensitivity model, an immediate hypothetical 10% unfavorable change in all foreign currency exchange rates would have resulted in a $1.7 million impact on our cash and cash equivalents held in currencies other than the U.S. dollar as of September 30, 2025.
We have not used any forward contracts or currency borrowings to hedge our exposure to foreign currency exchange risk, although we may do so in the future.
During the three and nine months ended September 30, 2025, inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
In February 2025 we acquired the Carbon6 business. We are currently in the process of incorporating internal controls specific to Carbon6 that we believe are appropriate and necessary to consolidate and report upon our financial results. Carbon6 will be included in our assessment of internal control over financial reporting within one year from the date of acquisition, pursuant to the SEC's general guidance for a recently acquired business' internal control over financial reporting. Excluding net intangible assets and goodwill, Carbon6 represented less than 5% of our consolidated assets as of September 30, 2025 and approximately 5% and 6% of our consolidated revenues for each of the three and nine months ended September 30, 2025, respectively.

SPS COMMERCE, INC.	31	Form 10-Q for the Quarterly Period ended September 30, 2025

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(c) Share Repurchases
Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (1)
July 1 - 31, 2025	52,353	$137.78	52,353	$32,796,000
August 1 - 31, 2025	131,537	111.08	131,537	18,185,000
September 1 - 30, 2025	75,755	107.86	75,755	10,014,000
Total	259,645	$115.52	259,645	$10,014,000
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
On October 29, 2025 (announced October 30, 2025), our board of directors authorized a program to repurchase up to $100.0 million of our common stock, excluding costs to obtain. Under the program, purchases may be made from time to time in the open market or in privately negotiated purchases, or both. The share repurchase program will become effective December 1, 2025 and expires on December 1, 2027.
Item 3.    Defaults Upon Senior Securities
Not Applicable.
Item 4.    Mine Safety Disclosures
Not Applicable.

SPS COMMERCE, INC.	32	Form 10-Q for the Quarterly Period ended September 30, 2025

Item 5.    Other Information
Insider Adoption or Termination of Trading Arrangements
During the three months ended September 30, 2025, the following directors and officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted written plans for the sale of our securities that are intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act:

Name	Title	Adoption Date	Earliest Sale Date	Expiration or Termination Date	Aggregate Number of Shares of the Company's Common Stock to be Sold(1)
Chad Collins	Chief Executive Officer and Director	September 12, 2025	February 16, 2026	March 31, 2026	25,776
Marty Réaume	Director	September 10, 2025	January 7, 2026	September 10, 2026	13,128
(1) The number of shares is the maximum number of shares to be sold but the actual activity may be lower. Transaction(s) may be contingent upon future events such as performance factors, tax withholding obligations, and/or future market price(s).
There were no other Rule 10b5-1(c) trading arrangements or non-Rule 10b5-1(c) trading arrangements adopted, modified or terminated by the Company's officers and directors during the three months ended September 30, 2025.
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

104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL.

SPS COMMERCE, INC.	33	Form 10-Q for the Quarterly Period ended September 30, 2025

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 30, 2025	SPS COMMERCE, INC.

/s/ KIMBERLY NELSON
Kimberly Nelson
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

SPS COMMERCE, INC.	34	Form 10-Q for the Quarterly Period ended September 30, 2025