Form 10-K
period 2025-12-31
SPS COMMERCE INC
filed 2026-02-19
CIK 1092699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of the registrant’s common stock held by non-affiliates of the registrant (based upon the closing sale price of $136.09 per share on the Nasdaq Global Market on such date) was approximately $5.2 billion.
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of February 12, 2026 was 37,390,873 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 28, 2026 (the “2026 Proxy Statement”), which is expected to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III of this Annual Report on Form 10-K.

Auditor Firm Id:	185	Auditor Name:	KPMG, LLP	Auditor Location:	Minneapolis, MN

SPS COMMERCE, INC.
ANNUAL REPORT ON FORM 10-K
Unless the context otherwise requires, for purposes of the Annual Report on Form 10-K, the words “we,” “us,” “our,” the “Company,” “SPS,” and “SPS Commerce” refer to SPS Commerce, Inc.

SPS COMMERCE, INC.	2	Form 10-K for the Annual Period ended December 31, 2025

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward looking statements regarding us, our business prospects and our results of operations are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Similarly, statements that describe our future plans, objectives or goals are also forward-looking. Forward-looking statements may also be made from time to time in oral presentations, including telephone conferences and/or webcasts open to the public. Shareholders, potential investors, and others are cautioned that all forward-looking statements involve risks and uncertainties that could cause results in future periods to differ materially from those anticipated by some of the statements made in this report, including the risks and uncertainties described in Part I, Item IA, “Risk Factors” of this Annual Report on Form 10-K for the year ended December 31, 2025, as may be updated in our subsequent Quarterly Reports on Form 10-Q or other filings from time to time. We expressly disclaim any intent or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the U.S. Securities and Exchange Commission ("SEC") that advise interested parties of the risks and factors that may affect our business.

SPS COMMERCE, INC.	3	Form 10-K for the Annual Period ended December 31, 2025

PART I
Item 1.    Business
Overview
SPS Commerce is a global supply chain network that connects retailers, brands, distributors, manufacturers, and logistics providers through shared infrastructure built to handle the complexity of modern commerce operations. Our network enables companies to connect once and immediately transact with thousands of trading partners without negotiating standards, building integrations, or maintaining compliance logic.
Our network powers our portfolio of solutions that orchestrate the critical processes, protocols, and data exchanges needed to get the right product, in the right place, at the right time, every time. We have embedded deep expertise, proven processes, and compliance logic built from over 20 years of commerce intelligence into every connection, delivering a full-service experience that empowers partners to move forward faster, together.
For the years ended December 31, 2025, 2024, and 2023, we generated revenues of $751.5 million, $637.8 million, and $536.9 million, respectively. Our quarter ended December 31, 2025 represented our 100th consecutive quarter of revenue growth. Recurring revenues from recurring revenue customers accounted for 96%, 94%, and 94% of our total revenues for the years ended December 31, 2025, 2024, and 2023, respectively. Our revenues are not concentrated with any customer, as our largest customer represented less than 1% of total revenues for the years ended December 31, 2025, 2024, and 2023.
Increasing Demand for a Supply Chain Network
Global commerce is constantly evolving, and consumer expectations continue to rise, accelerating the need for automated, coordinated supply chain operations. To navigate disruptions and meet growing demands, companies across the commerce ecosystem must orchestrate operations across wholesale, eCommerce, marketplace, and direct-to-consumer channels simultaneously. These channels no longer operate independently, and consumers expect a seamless experience regardless of how or where they shop. Managing this complexity across multiple trading partners, fulfillment models, and compliance requirements creates operational burden that most companies cannot efficiently handle on their own.
Our Products
SPS Commerce operates a global supply chain network where companies connect once and can immediately transact with thousands of trading partners across any channel. We maintain the compliance rules, connection protocols, and data standards while our teams handle onboarding, monitor transactions, resolve exceptions, and optimize operations continuously.
Our products include:
•Fulfillment - Our Fulfillment product offers a comprehensive solution designed to streamline supply chain operations. Our connections empower retailers, brands, distributors, manufacturers, and logistics providers to efficiently send and receive order data, ensuring accurate execution of required processes from order to invoicing and revenue recovery through fully automated operations. By integrating seamlessly with existing systems, Fulfillment enhances day-to-day efficiency, reduces errors, and provides real-time visibility across all of our customers' order channels.
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
◦Relationship Management - Our Relationship Management product (formerly known as Community) allows organizations to accelerate digitization of their supply chain and improve collaboration with suppliers through proven change management, onboarding programs, and supplier score carding.

SPS COMMERCE, INC.	4	Form 10-K for the Annual Period ended December 31, 2025

By embedding expertise, proven processes, and compliance logic into the network itself, we enable companies to participate in modern omnichannel commerce without building or managing the infrastructure themselves. Our recurring revenue customers use the network to expand and optimize their trading relationships while we handle the operational complexity.
In addition to these offerings, we also provide one-time services such as professional services as well as testing and certification.
Growing Our Network
As one of the largest providers of cloud-based services for supply chain management, SPS Commerce enables trading partner relationships among retailers, grocers, distributors, suppliers, manufacturers, and logistics firms that naturally lead to new customer acquisition opportunities.
“Network Effect”
The value of our network increases exponentially with scale. After joining, customers typically discover that many of their existing or prospective trading partners are already connected, enabling immediate transaction capability. Each new participant can instantly communicate with our existing network of global connections, and existing participants gain access to transact with each new addition.
This network effect creates significant opportunity for participants to realize incremental business. Suppliers can more easily onboard new retail customers. Retailers can more quickly activate new suppliers. Logistics providers can seamlessly integrate with new fulfillment relationships. As transaction volume grows among network participants through these expanded relationships, we earn additional revenue from increased activity across the network. Our customers grow their business relationships more efficiently, and we grow alongside them.
Customer Acquisition Sources
Relationship Management - As retailers and suppliers reshape how they do business in an omnichannel landscape, they need to bring new capabilities and services to their trading partner networks. Our Relationship Management product is designed to manage this process and bring suppliers into compliance with new requirements. For instance, a supplier may wish to collaborate with their retailers around point-of-sale analytics data, or a retailer may decide to change the workflow or protocol by which it interacts with its suppliers. In each case, the supplier and retailer may engage us to work with their trading partner base to enable the new capability. Performing these programs on behalf of retailers and suppliers generates supplier sales leads for us.
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
Our Growth Strategy
Our objective is to be the leading global supply chain network and provider of supply chain management products. Key elements of our strategy include:
•Further Penetrate Our Current Market - We believe the global supply chain management market is underpenetrated. As the retail industry continues to respond to the changing requirements of the omnichannel marketplace, and as the supply chain ecosystem becomes more complex and geographically dispersed, we

SPS COMMERCE, INC.	5	Form 10-K for the Annual Period ended December 31, 2025

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
•Selectively Pursue Strategic Acquisitions - The nature of our market provides an opportunity for selective acquisitions. We plan to continue to evaluate potential acquisitions based on the number of new customers, revenue, functionality, or geographic reach the acquisition would provide relative to the purchase price, and our ability to integrate and operate the acquired business. In 2025, we acquired Carbon6 Technologies Inc. ("Carbon6"), a provider of software tools to Amazon.com, Inc. sellers, including specialized offerings for revenue recovery for both first-party ("1P") and third-party ("3P") suppliers. This acquisition further extends the capabilities of our network and added new customers and technology.
Our Market Opportunity
We believe we have a significant market opportunity to help organizations accelerate their omnichannel retail strategies with our supply chain network and supply chain products.
•Omnichannel retail requires new connections/transactions - Each sales channel (wholesale, eCommerce, and marketplaces) brings new trading partners to the supply chain process. As customers expand their business, the SPS Commerce supply chain network is a core part of their omnichannel strategy. Each additional channel brings more reliance and volume to the network and increases customer revenue.
•Retail needs automation - With increased retail store openings and closings, labor shortages, supply chain disruptions, and new buying patterns, retailers are demanding more from their trading partners as they need to be agile and transition their businesses as markets change. Businesses using SPS Commerce products to automate supply chain functions with their trading partners can pivot quickly to new delivery models and capture market share. The visibility into orders, shipments, and inventory gained by automating trading relationships on the SPS Commerce supply chain network is critical to their success and offers a competitive advantage.
•Consumers want new products - Retail assortments are ever-changing with seasonality shifts and new product introductions from companies of all sizes. Consumers want the latest products and retailers are continually chasing trends, offering differentiated items, and introducing new products and suppliers to their supply chains. As retailers evolve, their trading partner relationships must support any new product introductions or new suppliers to achieve their merchandising goals. The SPS Commerce supply chain network automates these relationships to quickly secure product details, initiate orders, and track performance to help keep operations running smoothly.

SPS COMMERCE, INC.	6	Form 10-K for the Annual Period ended December 31, 2025

Technology, Development and Operations
Technology
SPS Commerce was an early provider of cloud-services to the supply chain management industry, launching the first version of what would become our current services in 1997. We use commercially available hardware and cloud-services with a combination of proprietary and commercially available software.
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
Development
Our research and development efforts focus on maintaining, improving, and enhancing our existing products, as well as developing new products and applications. Our multi-tenant products serve all of our customers, which allows us to maintain relatively low research and development expenses and release software updates more frequently compared to traditional on-premise licensed software products that support multiple versions. Our development efforts take place at our United States ("U.S.") locations in Minnesota, Arkansas, and New Jersey, as well as in Melbourne, Australia; Toronto, Canada; Breukelen, Netherlands; Warsaw, Poland; and Kyiv, Ukraine.
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

SPS COMMERCE, INC.	7	Form 10-K for the Annual Period ended December 31, 2025

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
Depending on the jurisdiction, trademarks are generally valid as long as they are in use or their registrations are properly maintained, and they have not been found to have become generic. Registrations of trademarks can also generally be renewed indefinitely as long as the trademarks are in use. We have a number of patents acquired through acquisitions. Our trade secrets consist primarily of the software we have developed for our SPS Commerce cloud-based products and network. Our software is also protected under copyright law, but we do not have any registered copyrights.
Human Capital
HR Strategy
At SPS, our ability to execute our mission - to power the connections that move the world of commerce forward - is fundamentally dependent on the quality, expertise, and velocity of our human capital. Our strategy is built on the principle that to sustain and grow the world’s largest supply chain network, we must invest in our people who possess the specific competencies required to maintain the reliability and scale of our cloud-based platform, accelerate our customers' adoption of omnichannel commerce, and navigate the increasingly complex global supply chain compliance requirements.

SPS COMMERCE, INC.	8	Form 10-K for the Annual Period ended December 31, 2025

This focus positions our human capital as a long-term competitive asset, directly enabling customer success and driving profitable growth.
Our People
As of December 31, 2025, our total workforce has increased to 2,948 worldwide. 39% of our global workforce identifies as female and 2% did not specify their gender. Within the U.S. 13% of our employees self-identified as members of an underrepresented group. Our executive team is comprised of 7 individuals, of which 43% are women.
While 78% of our workforce is based in North America, we continue to build critical skills and capabilities in Europe and Asia Pacific. In addition to having statutory obligations for employee representation in certain countries, we are keenly focused on our delivered employee experience.
Talent Acquisition, Learning and Development, Belonging, Engagement & Retention
In 2025, we implemented a more formalized strategic workforce planning methodology building plans across the enterprise to recruit, develop and deploy the talent needed to build the solutions and services that will power SPS’s future growth.
SPS strengthened its global talent pipeline in 2025, attracting and retaining critical skills aligned to our strategic capabilities - including technology, customer success, and go-to-market execution. 90% of hires supported these priority areas. We invested in employer branding, global recruiting infrastructure, and early-career programs to expand reach and help SPS continue to attract top talent to drive business growth.
In 2025, as part of a multi-year learning culture transformation, we introduced a new Learning and Development strategy, one that builds a learning culture, delivers learning experiences in the flow of work and empowers employees to take ownership of their professional and career growth. In furtherance of that strategy, we deployed an artificial intelligence ("AI")-enabled learning platform that provides our employees with visibility to in-demand skills and offers personalized learning content supporting their professional development and helping SPS develop the skills and capabilities key to driving our business strategy.
At SPS we maintain a strong commitment to Belonging, helping everyone feel accepted, valued, and empowered to make a meaningful impact. Our company’s core value of “Employees First” clearly states our commitment and we are measuring employee perceptions related to Belonging through our employee listening program. That commitment is evident in our workforce, recruiting efforts and our community engagement. SPS has actively engaged Employee Resources Groups, each sponsored by a business executive and open to all employees, providing employees a forum to share their ideas to continually improve the employee experience and build community bridges. We have relationships with the Wallin Education Partners and a Diverse Scholar Program that supports diverse college students pursuing careers in technology. In addition to receiving funding for their education, participants are offered internships, have access to mentorship and are connected to business professionals across our organization. In 2025, we strengthened our community engagement by launching Commerce with Purpose, an inclusive sourcing and community impact initiative focused on building partnerships with diverse vendors operating in the communities where we live and work. We also launched Let’s Chat SPS in 2025, a global employee connection program to foster meaningful relationships across Team SPS. These actions continue to build on our Belonging@SPS program and strengthen our foundation for sustainable growth.
To retain the talent we work hard to attract, we regularly survey our employees. The insights we gain deepen our understanding of their perspectives and our opportunities to improve their experience. In 2025, we conducted an Organizational Health and Culture survey focused on both the employee experience and organization culture. We see both as critical enablers of our business strategy, our ability to meet the needs of our customers, and our ability to attract and retain the necessary talent.
As a result of our strong company culture and focus on providing meaningful work, professional development, flexible work options, competitive pay and benefits, as well as our commitment to belonging, our 2025 employee retention rate was 88%.

SPS COMMERCE, INC.	9	Form 10-K for the Annual Period ended December 31, 2025

Total Rewards, Governance & Oversight and Well-Being
Well-Being
At SPS, we believe that a sense of well-being is the result of our employees feeling balanced, resilient and energized resulting in high performance and critical talent retention. We understand that work is only one part of life, so we offer benefit plans, programs and culture that supports and enables the full spectrum of employees’ career, financial, mental, physical and social needs of our global workforce.

We are committed to equitable pay practices, ensuring employees are compensated fairly regardless of gender, race, or ethnicity. To uphold this commitment, we regularly review pay data for fairness and equity.
Succession and Governance
Annually, our Chief Human Resources Officer works with our Board of Directors to review SPS’s critical leadership roles and maintain a robust plan for ready-now successors. Those plans are the culmination of a rigorous talent review process executed company-wide based on the SPS Leadership Model that lays out clear expectations of both performance and behaviors distinguishing our high potential leadership talent.
Social Responsibility and Sustainability
At SPS Commerce, our commitment to positive change extends well beyond advancing commerce. A key pillar of our Environmental, Social, and Governance ("ESG") strategy is fostering a culture of giving, where employees are empowered to make meaning contributions to their communities. One of our core values, “Give Back,” reflects our belief that generosity and compassion can create lasting impact. This is demonstrated through the work of the SPS Foundation, our corporate donations and sponsorships, and the numerous volunteer initiatives we support, which plays a crucial role in shaping the future of our communities. Together, these efforts exemplify our dedication to making a difference in the communities where we live and work.
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

SPS COMMERCE, INC.	10	Form 10-K for the Annual Period ended December 31, 2025

Business
If we are unable to attract new customers, or sell additional products to existing customers, or if our customers do not increase their use of our products, our revenue growth and profitability will be adversely affected.
To increase our revenue and achieve and maintain profitability, we believe that we must regularly add new customers, sell additional products to existing customers, and our customers must increase their use of the products for which they currently subscribe. We intend to grow our business by retaining and attracting talent, developing strategic relationships with channel partners, including resellers that incorporate our applications in their offerings, and increasing our marketing activities. If we are unable to hire or retain quality personnel, convert companies that have been referred to us by our existing network into paying customers, ensure the effectiveness of our marketing programs, or if our existing or new customers do not perceive our products to be of sufficiently high value and quality, we might not be able to increase sales and our operating results will be adversely affected. If we fail to sell our products to existing or new customers, we will not generate anticipated revenues from these products, our operating results will suffer, and we will not be able to grow our revenues or maintain profitability as planned.
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
Our revenues depend significantly on general economic conditions and the sustainability and health of retailers. Economic weakness and constrained retail spending may result in slower growth, or reductions, in revenues and gross profits in the future. We have experienced, and may experience in the future, reduced spending in our business due to financial turmoil affecting the U.S. and global economy, and other macroeconomic factors affecting spending behavior, such as tariffs. Uncertainty about future economic conditions increases the difficulty of forecasting operating results and making decisions about future investments. In addition, economic conditions or uncertainty may cause customers and potential customers to reduce or delay technology purchases, including purchases of our products and solutions. Our sales cycles may lengthen if purchasing decisions are delayed as a result of uncertain technology or development budgets or contract negotiations become more protracted or difficult as customers institute additional internal approvals for technology purchases. Delays or reductions in technology spending could have a material adverse effect on demand for our products, and consequently our results of operations and prospects.
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

SPS COMMERCE, INC.	11	Form 10-K for the Annual Period ended December 31, 2025

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

SPS COMMERCE, INC.	12	Form 10-K for the Annual Period ended December 31, 2025

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
Adopting and utilizing AI and Machine Learning ("ML")-enabled products or services has become increasingly important within our competitive landscape. Such adoption and utilization may expose us to social, ethical, operational and regulatory risks that could result in reputational harm, liability and adverse financial results.
We incorporate AI/ML technologies into our internal operations and into our products and services, and may further expand such use over time. As a result, we face a range of risks associated with the development, deployment, integration, and use of AI/ML technologies. If we fail to develop, deploy, or integrate AI/ML technologies in a timely, effective, and cost-efficient manner, we may fall behind competitors, resulting in the loss of competitive efficiencies, reduced innovation, diminished market share, slower growth trajectories, or missed opportunities within an increasingly AI/ML-driven global landscape. At the same time, the adoption and use of AI/ML technologies may expose us to social and ethical risks, operational challenges, increased costs, or outcomes that are inaccurate, unreliable, or otherwise not aligned with customer expectations, which could result in reputational harm, liability, or technology that is not cost-effective. Further, the regulatory environment regarding AI/ML is evolving and may result in increased liability related to our use of AI/ML technologies and the use or misuse of AI/ML-enabled products and services by our customers or other third parties, including potential liability regarding intellectual property or privacy laws, increase compliance costs and result in inconsistencies in evolving legal frameworks across jurisdictions.
As we strive to exceed our customer expectations by adopting and delivering AI/ML-enabled products and services, ineffective or inadequate deployment or governance may result in incidents that impair the acceptance of the AI/ML-enabled products and services, result in our products and services not working as intended or producing unexpected outcomes or cause brand or reputational harm.
Our AI/ML-enabled products and services, as well as third-party AI/ML technologies, models, or tools that we integrate, rely upon, or make available to customers, may not perform as intended or may interact unpredictably with other AI/ML systems. AI-enabled products and services are known to experience issues such as hallucinations, data leakage, and harmful prompt injections. We may not be able to anticipate, prevent, or promptly remediate all such issues, including where they arise from customer-provided inputs or third-party AI/ML technologies.
Our innovation and development efforts may be unsuccessful in identifying or resolving issues before they arise, subjecting us to additional compliance requirements, regulatory action, competitive harm or legal liability. We may also face risks arising from the use or misuse of our AI/ML-enabled products and services by customers or other third parties in ways that are inconsistent with applicable laws, contractual restrictions, or our acceptable use policies, which could expose us to reputational harm, regulatory scrutiny, or liability, even where such conduct is outside of our direct control. Furthermore, the use of AI/ML-enabled products and services in business operations carries inherent risks to data privacy and security, such as unintended or inadvertent transmission of proprietary or sensitive information.
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
•liabilities or other problems associated with the acquired business;
•becoming subject to adverse tax consequences, substantial depreciation, or deferred compensation charges;
•compliance with laws and regulations and exposure to other contingent liabilities;

SPS COMMERCE, INC.	13	Form 10-K for the Annual Period ended December 31, 2025

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

SPS COMMERCE, INC.	14	Form 10-K for the Annual Period ended December 31, 2025

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

SPS COMMERCE, INC.	15	Form 10-K for the Annual Period ended December 31, 2025

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
The industry in which we compete is characterized by rapid technological change, frequent introductions of new products, evolving industry standards, and advancements in AI-existing products can become obsolete and unmarketable when vendors introduce products utilizing new technologies or new industry standards emerge, and as a result, it is difficult for us to predict the life cycles of our products. Our ability to attract new customers and increase revenues from customers will depend in significant part on our ability to anticipate technological changes, and the corresponding impact on customer needs, evolving requirements, and future industry standards, and to continue to enhance our existing products or introduce or acquire new products to keep pace with such technological developments. The success of our enhanced or new products depend on several factors, including the timely completion, introduction and market acceptance of the enhancement or product. Any new product we develop or acquire might not be introduced in a timely or cost-effective manner and might not achieve the broad market acceptance necessary to generate expected revenues. If any of our competitors or new market entrants implement new technologies or upgrades to existing technologies before we are able to implement them, they may be able to provide more effective products than ours at lower prices. Any delay or failure in the introduction of new or enhanced products could adversely affect our business, results of operations and financial condition.
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

SPS COMMERCE, INC.	16	Form 10-K for the Annual Period ended December 31, 2025

A failure to protect the confidentiality and integrity of our customers’ information and prevent cyber-attacks could materially damage our reputation, expose us to claims and litigation, and lead to service disruptions and harm our business. Additionally, the growing costs to avoid or reduce the risks of such a failure could adversely affect our results of operations.
As demonstrated by the frequency and sophistication of material and high-profile data security breaches across industries, computer malware, viruses, phishing, spam, ransomware, and other cyber threats continue to pose a pervasive issue for business. Given the interconnected and technology-dependent nature of the retail supply chain, our significant presence and impact in the retail industry, and past cyber events affecting our systems, it is reasonable to believe that we are a target for such attacks.
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
The incorporation of AI/ML into our products and services, as well as the use of third-party service providers, and other AI/ML -enabled technologies within our business may create additional cybersecurity risks or increase cybersecurity risks, including risks of security breaches and incidents. Further, AI/ML technologies may be used for certain cybersecurity attacks, and may increase their frequency and intensity, resulting in heightened risks of security breaches and incidents. Security incidents affecting ours or our third-party service provider’s information technology systems that compromise the confidentiality, integrity, and availability of our data could result from AI related sensitive data exposure such as insufficient data anonymization during the training process, data poisoning, system misconfiguration, or from cyber-attacks, including, but not limited to, denial-of-service attacks, model or algorithm exploitation or reverse engineering of AI algorithms, web scraping, ransomware attacks, business email compromises, computer malware, viruses, and social engineering (including phishing), which are prevalent in our industry and our customers’ industries.
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

SPS COMMERCE, INC.	17	Form 10-K for the Annual Period ended December 31, 2025

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
While we have established standards for the use of open source software in our products, processes and technology designed to ensure that open source software is not used in such a way as to require us to disclose the source code to the related product or products, such use could inadvertently occur. Additionally, if a third-party software provider has incorporated certain types of open source software into software we license from such third-party for our products, we could, under certain circumstances, be required to disclose the source code to our products. This could harm our intellectual property position and have a material adverse effect on our business, results of operations and financial condition.
If we fail to protect our intellectual property and proprietary rights adequately, our business could suffer material adverse effects.
We believe that proprietary technology is essential to establishing and maintaining our leadership position. We seek to protect our intellectual property through trade secrets, copyrights, confidentiality, non-compete and nondisclosure agreements, license agreements, trademarks, patents, domain names and other measures, some of which afford only limited protection. We do not have any registered copyrights. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or reverse engineer aspects of our technology or to obtain and use information that we regard as proprietary. We cannot assure you that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar or superior technology or design around our intellectual property. In

SPS COMMERCE, INC.	18	Form 10-K for the Annual Period ended December 31, 2025

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

SPS COMMERCE, INC.	19	Form 10-K for the Annual Period ended December 31, 2025

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

SPS COMMERCE, INC.	20	Form 10-K for the Annual Period ended December 31, 2025

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

SPS COMMERCE, INC.	21	Form 10-K for the Annual Period ended December 31, 2025

General
Our failure to maintain adequate internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 or to prevent or detect material misstatements in our annual or interim financial statements in the future could result in inaccurate financial reporting, or could otherwise harm our business and investor confidence in our financial reporting.
Ensuring that we have internal financial and accounting controls and procedures adequate to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated periodically. The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we are required to perform annual system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. We implemented new enterprise resource planning (“ERP”) systems to replace legacy systems that were used for certain transaction processing and financial reporting activities. The transition required significant changes to our internal controls, and challenges during implementation could have adversely affected those controls and heightened the risk of material misstatement. Furthermore, implementing any appropriate future changes to our internal control over financial reporting, including internal controls related to acquisitions and organic business growth, may entail substantial costs in order to modify our existing accounting systems, may take a significant period of time to complete and may distract our officers, directors, and employees from the operation of our business. If we are not able to comply with the requirements of Section 404 in the future, or if material weaknesses are identified, our business could be harmed and investor confidence in our financial reporting diminished.
Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
Risk Management and Strategy
We have an established security program and framework based on ISO/IEC 27001 (“Security Program”) and maintain ISO/IEC 27001:2022, SOC 1 Type 2, and multiple SOC 2 Type 2 certifications. The Security Program has been established to allow management oversight of cybersecurity risks, institute directives and principles for information security, ensure alignment to regulatory and contractual cybersecurity obligations, and enable timely incident response and remediation.
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

SPS COMMERCE, INC.	22	Form 10-K for the Annual Period ended December 31, 2025

While we have experienced cybersecurity incidents and expect to continue to be subject to such incidents, to date, we have not experienced any cybersecurity incidents that have materially affected our business, financial condition, or operations. However, we are subject to ongoing risks from cybersecurity threats that could materially affect us, including our business, financial condition, or results of operations, as further described in Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K.
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
Item 2.    Properties
Our corporate headquarters, including our principal administrative, marketing, sales, technical support, and research and development facilities, are located in Minneapolis, Minnesota. This location includes approximately 198,000 square feet of space and is under lease through 2043. We lease other smaller facilities across the U.S. and international locations. We believe that our current facilities are suitable and adequate to meet our current needs and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations. For additional information regarding obligations under operating leases, see Note I of our consolidated financial statements, included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
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
Item 4.    Mine Safety Disclosures
Not applicable.

SPS COMMERCE, INC.	23	Form 10-K for the Annual Period ended December 31, 2025

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information - Our common stock is and has been traded on the Nasdaq Global Market under the symbol “SPSC” since April 22, 2010, the date of our initial public offering.
Stockholders of Record - As of February 12, 2026, we had 106 stockholders of record of our common stock, excluding holders whose stock is held either in nominee name and/or street name brokerage accounts.
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
Securities Authorized for Issuance Under Equity Compensation Plans - The information required by this Item concerning equity compensation plans is incorporated herein by reference to Item 12 of this report.

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
The graph below compares the cumulative total stockholder return of our common stock with that of the Russell 1000 Index and the Nasdaq Computer Index from December 31, 2020 through December 31, 2025, utilizing the last trading day of each respective year. The return assumes that $100 was invested in shares of our common stock and the other indexes at the close of market on December 31, 2020, and that dividends, if any, were reinvested. The comparison in this graph is based on historical data and is not intended to forecast or be indicative of future performance of our common stock.
Comparison of Cumulative Total Returns of SPS Commerce, Inc. to Comparable Indexes
Recent Sales of Unregistered Securities; Use of Proceeds from Sales of Registered Securities
Not applicable.

SPS COMMERCE, INC.	24	Form 10-K for the Annual Period ended December 31, 2025

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The share repurchase activity for the quarter ended December 31, 2025, was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
October 1 - 31, 2025	32,666	$106.79	32,666	$6,525,000
November 1 - 30, 2025	80,535	80.90	80,535	10,000
December 1 - 31, 2025	171,332	87.55	171,332	85,000,000
Total	284,533	$87.88	284,533	$85,000,000
On July 23, 2024 (announced July 25, 2024), our Board of Directors authorized a program to repurchase up to $100.0 million of our common stock, excluding costs to obtain. The share repurchase program became effective August 23, 2024 and expires on July 24, 2026.
On October 29, 2025 (announced October 30, 2025), our Board of Directors authorized a program to repurchase up to $100.0 million of our common stock, excluding costs to obtain. The share repurchase program became effective December 1, 2025 and expires on December 1, 2027. Under the programs, purchases may be made from time to time in the open market or in privately negotiated purchases, or both.
On February 10, 2026 (announced February 12, 2026), our Board of Directors approved an additional $200.0 million in repurchase authority under the share repurchase program that was approved on October 29, 2025 and discussed above, for a total authorized repurchase amount of $300.0 million.
For more information regarding our share repurchase programs, refer to Note J of our consolidated financial statements, included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
Item 6.    [Reserved]

SPS COMMERCE, INC.	25	Form 10-K for the Annual Period ended December 31, 2025

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
Overview
SPS Commerce is a global supply chain network that connects retailers, brands, distributors, manufacturers, and logistics providers through shared infrastructure built to handle the complexity of modern commerce operations. Our network enables companies to connect once and immediately transact with thousands of trading partners without negotiating standards, building integrations, or maintaining compliance logic.
Our network powers our portfolio of solutions that orchestrate the critical processes, protocols, and data exchanges needed to get the right product, in the right place, at the right time, every time. We have embedded deep expertise, proven processes, and compliance logic built from over 20 years of commerce intelligence into every connection, delivering a full-service experience that empowers partners to move forward faster, together.
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
Key Financial Terms, Metrics and Non-GAAP Financial Measures
Sources of Revenues
Recurring Revenues
We primarily derive our revenues from subscription-based recurring revenue services, which are recognized on a ratable basis over the contract term. The following are our recurring revenue streams:
•Fulfillment - Our Fulfillment product offers a comprehensive solution designed to streamline supply chain operations. Our connections empower retailers, brands, distributors, manufacturers, and logistics providers to efficiently send and receive order data, ensuring accurate execution of required processes from order to invoicing and revenue recovery through fully automated operations. By integrating seamlessly with existing systems, Fulfillment enhances day-to-day efficiency, reduces errors, and provides real-time visibility across all of our customers' order channels.
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
◦Relationship Management - Our Relationship Management product (formerly known as Community) allows organizations to accelerate digitization of their supply chain and improve collaboration with suppliers through proven change management, onboarding programs, and supplier score carding.
One-time Revenues
One-time revenues consist of set-up fees, which are recognized ratably, generally over two years, and miscellaneous fees from customers, primarily professional services and testing and certification. Miscellaneous fees are recognized at the time service is provided.

SPS COMMERCE, INC.	26	Form 10-K for the Annual Period ended December 31, 2025

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
Other Income, net
Other income, net consists primarily of investment income, in addition to realized gain (loss) from investments held and realized gain (loss) from foreign currency impacts on cash and investments.
Income Tax Expense
Income tax expense consists primarily of income taxes for U.S. federal jurisdiction in addition to income taxes for various state and international jurisdictions.
Metrics and Non-GAAP Financial Measures
Recurring Revenue - We define recurring revenue as active contracts during the reporting period under which the customer regularly pays us fees for subscription-based and reoccurring services. All components of the contracts that are not expected to recur (primarily set ups and professional services) are excluded from recurring revenue.
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

SPS COMMERCE, INC.	27	Form 10-K for the Annual Period ended December 31, 2025

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

SPS COMMERCE, INC.	28	Form 10-K for the Annual Period ended December 31, 2025

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
Results of Operations
Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
The following table presents our results of operations for the periods indicated:

	Year Ended December 31,
	2025		2024		Change
($ in thousands)	$	% of revenue(1)	$	% of revenue(1)	$	%
Revenues	$751,505	100%	$637,765	100%	$113,740	18%
Cost of revenues	231,629	31	210,714	33	20,915	10
Gross profit	519,876	69	427,051	67	92,825	22
Operating expenses
Sales and marketing	169,130	22	148,920	23	20,210	14
Research and development	68,680	9	62,809	10	5,871	9
General and administrative	126,594	17	102,929	16	23,665	23
Amortization of intangible assets	37,169	5	23,510	4	13,659	58
Total operating expenses	401,573	53	338,168	53	63,405	19
Income from operations	118,303	15	88,883	14	29,420	33
Other income, net	5,532	1	10,593	2	(5,061)	(48)
Income before income taxes	123,835	16	99,476	16	24,359	24
Income tax expense	30,496	4	22,422	4	8,074	36
Net income	$93,339	12%	$77,054	12%	$16,285	21%

(1) Amounts in column may not foot due to rounding
Revenues - Revenues increased for the 100th consecutive quarter. The increase in revenue period-over-period resulted from the increase in average recurring revenues per recurring revenue customer, which we also refer to as ARPU. Additionally, the revenue growth was attributable to an increase in recurring revenue customers, which is driven primarily by continued business growth and business acquisitions.
•ARPU increased 8% to approximately $14,350 for the year ended December 31, 2025 from approximately $13,300 for the year ended December 31, 2024. This was primarily attributable to increased usage of our products by our recurring revenue customers, partially offset by the addition of 3P recurring revenue customers, which generally have lower ARPU.
•The number of recurring revenue customers increased 20% to approximately 54,600 at December 31, 2025 from approximately 45,350 at December 31, 2024. Of the total recurring revenue customers at December 31, 2025, approximately 46,900 are 1P recurring revenue customers and the remainder are 3P recurring revenue customers. The increase in recurring revenue customers is primarily due to recent acquisitions of 3P recurring revenue customers. New recurring revenue customers do not have a meaningful contribution to revenue at the beginning of their tenure, and therefore, a majority of the increased revenue was generated from existing recurring revenue customers.

SPS COMMERCE, INC.	29	Form 10-K for the Annual Period ended December 31, 2025

•Approximately 50 1P recurring revenue customers were added in May 2024 due to the acquisition of the existing customer base of Traverse Systems LLC ("Traverse Systems") and approximately 200 1P recurring revenue customers were added in July 2024 due to the acquisition of the existing customer base of SupplyPike Inc. ("SupplyPike"). Additionally, approximately 8,500 recurring revenue customers were added in February 2025 due to the acquisition of the existing customer base of Carbon6, of which approximately 300 are 1P recurring revenue customers and the remainder are 3P recurring revenue customers.
Recurring revenues increased 20% to $718.0 million for the year ended December 31, 2025, as compared to the same period in 2024, and accounted for 96% and 94% of our total revenues in 2025 and 2024, respectively. We anticipate that the number of recurring revenue customers and ARPU will continue to increase as we execute our growth strategy focused on further penetration of our market.
Cost of Revenues - The increase in cost of revenues was primarily due to increased headcount, which resulted in an increase of $12.4 million in personnel-related costs and an increase in software subscriptions of $5.2 million due to general growth of our business.
Sales and Marketing Expenses - The increase in sales and marketing expense was primarily due to increased headcount, which resulted in an increase of $14.9 million in personnel-related costs. Additionally, channel partner and referral fees increased by $3.9 million, primarily driven by the acquisition of Carbon6.
Research and Development Expenses - The increase in research and development expense was primarily due to increased headcount and third-party personnel, which resulted in an increase of $9.5 million in personnel-related costs, partially offset by $5.2 million due to higher capitalization of software development costs.
General and Administrative Expenses - The increase in general and administrative expense was primarily due to increased headcount and third-party personnel, which resulted in an increase of $15.2 million in personnel-related costs. Additionally, other items contributing to the increase related to costs for continued support of our growing operations including the closing and on-going integration of acquisitions.
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
Adjusted EBITDA - Adjusted EBITDA consists of net income adjusted for income tax expense, depreciation and amortization expense, stock-based compensation expense, realized gain or loss from investments held and foreign currency impact on cash and investments, investment income, and other adjustments as necessary for a fair presentation. Other adjustments for the year ended December 31, 2025 included the expense impacts from disposals of certain capitalized internally developed software, disposals of other equipment, remeasurement of acquired earn-out payments, and one-time acquisition-related insurance costs. Other adjustments for the year ended December 31, 2024 included the expense impacts from disposals of certain capitalized internally developed software and one-time acquisition-related insurance costs. Net income is the most directly comparable GAAP measure of financial performance.
The following table provides a reconciliation of net income to Adjusted EBITDA:

	Year Ended December 31,
(in thousands)	2025	2024
Net income	$93,339	$77,054
Income tax expense	30,496	22,422
Depreciation and amortization of property and equipment	21,089	18,721
Amortization of intangible assets	37,169	23,510
Stock-based compensation expense	53,728	54,557
Realized gain from investments held and foreign currency impact on cash and investments	(388)	(115)
Investment income	(4,649)	(10,582)
Other	583	1,064
Adjusted EBITDA	$231,367	$186,631

SPS COMMERCE, INC.	30	Form 10-K for the Annual Period ended December 31, 2025

Adjusted EBITDA Margin - Adjusted EBITDA Margin consists of Adjusted EBITDA divided by revenue. Margin, the most directly comparable GAAP measure of financial performance, consists of net income divided by revenue.
The following table provides a comparison of Margin to Adjusted EBITDA Margin:

	Year Ended December 31,
(in thousands, except Margin and Adjusted EBITDA Margin)	2025	2024
Revenue	$751,505	$637,765

Net income	93,339	77,054
Margin	12%	12%

Adjusted EBITDA	231,367	186,631
Adjusted EBITDA Margin	31%	29%
Non-GAAP Income per Share - Non-GAAP income per share consists of net income adjusted for stock-based compensation expense, amortization expense related to intangible assets, realized gain from investments held and foreign currency impact on cash and investments, other adjustments as necessary for a fair presentation, including for the year ended December 31, 2025 the expense impacts from disposals of certain capitalized internally developed software, disposals of other equipment, remeasurement of acquired earn-out payments, and one-time acquisition-related insurance costs, and for the year ended December 31, 2024 the expense impacts from disposals of certain capitalized internally developed software and one-time acquisition-related insurance costs, and the corresponding tax impacts of the adjustments to net income, divided by the weighted average number of shares of common and diluted stock outstanding during each period. Net income per share, the most directly comparable GAAP measure of financial performance, consists of net income divided by the weighted average number of shares of common and diluted stock outstanding during each period. To quantify the tax effects, we recalculated income tax expense excluding the direct book and tax effects of the specific items constituting the non-GAAP adjustments. The difference between this recalculated income tax expense and GAAP income tax expense is presented as the income tax effect of the non-GAAP adjustments.
The following table provides a reconciliation of net income to non-GAAP income per share:

	Year Ended December 31,
(in thousands, except per share amounts)	2025	2024
Net income	$93,339	$77,054
Stock-based compensation expense	53,728	54,557
Amortization of intangible assets	37,169	23,510
Realized gain from investments held and foreign currency impact on cash and investments	(388)	(115)
Other	583	1,064
Income tax effects of adjustments	(22,279)	(24,505)
Non-GAAP income	$162,152	$131,565

Shares used to compute net income and non-GAAP income per share
Basic	37,881	37,306
Diluted	37,992	37,856

Net income per share, basic	$2.46	$2.07
Non-GAAP adjustments to net income per share, basic	1.82	1.46
Non-GAAP income per share, basic	$4.28	$3.53

Net income per share, diluted	$2.46	$2.04
Non-GAAP adjustments to net income per share, diluted	1.81	1.44
Non-GAAP income per share, diluted	$4.27	$3.48

SPS COMMERCE, INC.	31	Form 10-K for the Annual Period ended December 31, 2025

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
The discussion of our results from operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Liquidity and Capital Resources
Sources of Liquidity
As of December 31, 2025, our principal sources of liquidity were cash and cash equivalents of $151.4 million and net accounts receivable of $68.2 million.
Statements of Cash Flows Summary
The summary of activity within the consolidated statements of cash flows was as follows:

	Year Ended December 31,
(in thousands)	2025	2024
Net cash provided by operating activities	$178,790	$157,398
Net cash used in investing activities	(169,152)	(110,454)
Net cash used in financing activities	(100,832)	(23,026)
Operating Activities
The increase in cash provided by operating activities from the year ended December 31, 2024 to the year ended December 31, 2025 was primarily due to an increase in net income as adjusted for non-cash expenses, of $60.7 million, driven by continued growth in revenue, as partially offset by cash paid for expenses to operate the growing business. Additionally, fluctuations in operating assets and liabilities resulted in a decrease of $39.4 million, driven by changes in the amount and timing of settlements and general growth of the business.
Investing Activities
The increase in cash used in investing activities from the year ended December 31, 2024 to the year ended December 31, 2025 was primarily due to net cash inflow of $57.5 million from the maturities and purchases of investments during the year ended December 31, 2024.
Financing Activities
The increase in cash used in financing activities from the year ended December 31, 2024 to the year ended December 31, 2025 was primarily due to an increase in cash used for share repurchases of $76.7 million to continue to deliver shareholder value.
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
The discussion of our liquidity and capital resources for the year ended December 31, 2024 compared to the year ended December 31, 2023 can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

SPS COMMERCE, INC.	32	Form 10-K for the Annual Period ended December 31, 2025

Contractual and Commercial Commitment Summary
Our contractual obligations and commercial commitments as of December 31, 2025 are summarized below:

	Payments Due by Period
(in thousands)	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Operating lease obligations(1)	$4,668	$(19,959)	$5,844	$35,466	$26,019
Purchase commitments	11,030	5,779	1,452	—	18,261
Total	$15,698	$(14,180)	$7,296	$35,466	$44,280
(1) Operating lease obligations include imputed interest and are presented net of lease incentives deemed payable at lease commencement. We expect to utilize approximately $23 million of the available lease incentives under the sixth amendment to our current headquarters lease during the year ending December 31, 2027, with the approximately remaining $9 million to be utilized thereafter.
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

SPS COMMERCE, INC.	33	Form 10-K for the Annual Period ended December 31, 2025

non-interest-bearing accounts. Based upon a sensitivity model, an immediate hypothetical 50-basis point change in interest rates at December 31, 2025 would have resulted in a $0.6 million impact on our investment income included in net income for the year ended December 31, 2025. We do not enter into investments for trading or speculative purposes. We did not have any variable interest rate outstanding debt as of December 31, 2025.
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
Our sales are primarily denominated in U.S. dollars. Our expenses are generally denominated in the local currencies in which our operations are located. As of December 31, 2025, we maintained 12% of our total cash and cash equivalents in foreign currencies. Based upon a sensitivity model, an immediate hypothetical 10% unfavorable change in all foreign currency exchange rates would have resulted in a $1.8 million impact on our cash and cash equivalents held in currencies other than the U.S. dollar as of December 31, 2025.
We have not used any forward contracts or currency borrowings to hedge our exposure to foreign currency exchange risk, although we may do so in the future.
During the last three years, inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

SPS COMMERCE, INC.	34	Form 10-K for the Annual Period ended December 31, 2025

Item 8.    Financial Statements and Supplementary Data
SPS Commerce, Inc. and Subsidiaries Consolidated Financial Statements

SPS COMMERCE, INC.	35	Form 10-K for the Annual Period ended December 31, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
SPS Commerce, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of SPS Commerce, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 19, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Evaluation of sufficiency of audit evidence over fulfillment and analytics revenue
As discussed in Note C to the consolidated financial statements, the Company’s revenue is principally derived from recurring subscriptions to the Company’s Fulfillment and Analytics products. The Company recorded $637.6 million and $56.0 million of revenue for the year ended December 31, 2025, for the Fulfillment and Analytics products, respectively. The Company’s revenue recognition process is highly automated and is reliant upon information technology (IT) systems customized to recognize and record revenue.
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

SPS COMMERCE, INC.	36	Form 10-K for the Annual Period ended December 31, 2025

customers and cash receipts. Additionally, for the same sample of transactions, we recalculated the amount of revenue recognized in the period based on the terms of the arrangement. In addition, we evaluated the sufficiency of audit evidence obtained over revenue by assessing the results of procedures performed, including the appropriateness of the nature and extent of such evidence.
/s/ KPMG LLP
We have served as the Company’s auditor since 2013.
Minneapolis, Minnesota
February 19, 2026

SPS COMMERCE, INC.	37	Form 10-K for the Annual Period ended December 31, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
SPS Commerce, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited SPS Commerce, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 19, 2026 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired Carbon6 Technologies, Inc. during 2025, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, Carbon6 Technologies, Inc.’s internal control over financial reporting associated with less than 5% of consolidated assets and approximately 5% of consolidated revenues included in the consolidated financial statements of the Company as of and for the year ended December 31, 2025. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Carbon6 Technologies, Inc.
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
/s/ KPMG LLP
Minneapolis, Minnesota
February 19, 2026

SPS COMMERCE, INC.	38	Form 10-K for the Annual Period ended December 31, 2025

SPS COMMERCE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except shares)	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$151,355	$241,017
Accounts receivable	75,295	56,214
Allowance for credit losses	(7,129)	(4,179)
Accounts receivable, net	68,166	52,035
Deferred costs	66,693	65,342
Other assets	49,090	23,513
Total current assets	335,304	381,907
Property and equipment, net	43,117	37,547
Operating lease right-of-use assets	5,025	8,192
Goodwill	541,719	399,180
Intangible assets, net	215,815	181,294
Other assets
Deferred costs, non-current	20,719	20,572
Deferred income tax assets	493	505
Other assets, non-current	7,667	2,033
Total assets	$1,169,859	$1,031,230
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$13,757	$8,577
Accrued compensation	47,577	47,160
Accrued expenses	13,074	12,108
Deferred revenue	75,590	74,256
Operating lease liabilities	4,353	4,583
Total current liabilities	154,351	146,684
Other liabilities
Deferred revenue, non-current	5,288	6,189
Operating lease liabilities, non-current	2,839	7,885
Deferred income tax liabilities	33,201	15,541
Other liabilities, non-current	287	241
Total liabilities	195,966	176,540
Commitments and contingencies (Note I)
Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 110,000,000 shares authorized; 40,048,410 and 39,590,276 shares issued; and 37,517,239 and 37,661,308 shares outstanding, respectively	40	40
Treasury stock, at cost; 2,531,171 and 1,928,968 shares, respectively	(177,949)	(99,748)
Additional paid-in capital	722,737	627,982
Retained earnings	429,438	336,099
Accumulated other comprehensive loss	(373)	(9,683)
Total stockholders’ equity	973,893	854,690
Total liabilities and stockholders’ equity	$1,169,859	$1,031,230
See accompanying notes to these consolidated financial statements.

SPS COMMERCE, INC.	39	Form 10-K for the Annual Period ended December 31, 2025

SPS COMMERCE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands, except per share amounts)	2025	2024	2023
Revenues	$751,505	$637,765	$536,910
Cost of revenues	231,629	210,714	182,069
Gross profit	519,876	427,051	354,841
Operating expenses
Sales and marketing	169,130	148,920	122,936
Research and development	68,680	62,809	53,654
General and administrative	126,594	102,929	84,887
Amortization of intangible assets	37,169	23,510	16,116
Total operating expenses	401,573	338,168	277,593
Income from operations	118,303	88,883	77,248
Other income, net	5,532	10,593	8,315
Income before income taxes	123,835	99,476	85,563
Income tax expense	30,496	22,422	19,739
Net income	$93,339	$77,054	$65,824

Other comprehensive income (expense)
Foreign currency translation adjustments	9,310	(9,384)	3,393
Unrealized gain on investments, net of tax of $—, $363, and $644, respectively	—	1,089	1,932
Reclassification of gain on investments into earnings, net of tax of $—, $(537), and $(564), respectively	—	(1,610)	(1,692)
Total other comprehensive income (expense)	9,310	(9,905)	3,633
Comprehensive income	$102,649	$67,149	$69,457

Net income per share
Basic	$2.46	$2.07	$1.80
Diluted	$2.46	$2.04	$1.76

Weighted average common shares used to compute net income per share
Basic	37,881	37,306	36,646
Diluted	37,992	37,856	37,475
See accompanying notes to these consolidated financial statements.

SPS COMMERCE, INC.	40	Form 10-K for the Annual Period ended December 31, 2025

SPS COMMERCE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Total Stockholders' Equity
(in thousands, except shares)	Shares	Amount	Shares	Amount
Balances, December 31, 2022	36,158,046	$38	2,151,098	$(128,892)	$476,117	$193,221	$(3,411)	$537,073
Stock-based compensation	—	—	—	—	42,975	—	—	42,975
Shares issued pursuant to stock awards	598,361	1	—	—	9,855	—	—	9,856
Employee stock purchase plan activity	63,641	—	—	—	8,114	—	—	8,114
Net income	—	—	—	—	—	65,824	—	65,824
Foreign currency translation adjustments	—	—	—	—	—	—	3,393	3,393
Unrealized gain on investments, net of tax	—	—	—	—	—	—	1,932	1,932
Reclassification of gain on investments into earnings, net of tax	—	—	—	—	—	—	(1,692)	(1,692)
Balances, December 31, 2023	36,820,048	$39	2,151,098	$(128,892)	$537,061	$259,045	$222	$667,475
Stock-based compensation	—	—	—	—	51,668	—	—	51,668
Shares issued pursuant to stock awards	557,151	1	—	—	4,713	—	—	4,714
Employee stock purchase plan activity	61,979	—	—	—	9,827	—	—	9,827
Repurchases of common stock, net of costs	(205,331)	—	205,331	(37,567)	—	—	—	(37,567)
Reissuances of treasury stock	427,461	—	(427,461)	66,711	24,713	—	—	91,424
Net income	—	—	—	—	—	77,054	—	77,054
Foreign currency translation adjustments	—	—	—	—	—	—	(9,384)	(9,384)
Unrealized gain on investments, net of tax	—	—	—	—	—	—	1,089	1,089
Reclassification of gain on investments into earnings, net of tax	—	—	—	—	—	—	(1,610)	(1,610)
Balances, December 31, 2024	37,661,308	$40	1,928,968	$(99,748)	$627,982	$336,099	$(9,683)	$854,690
Stock-based compensation	—	—	—	—	50,629	—	—	50,629
Shares issued pursuant to stock awards	359,540	—	—	—	4,600	—	—	4,600
Employee stock purchase plan activity	98,594	—	—	—	9,584	—	—	9,584
Shares withheld for net share settlement	(10,338)	—	10,338	(843)	—	—	—	(843)
Repurchases of common stock, net of costs	(969,965)	—	969,965	(115,010)	—	—	—	(115,010)
Reissuances of treasury stock	378,100	—	(378,100)	37,652	29,942	—	—	67,594
Net income	—	—	—	—	—	93,339	—	93,339
Foreign currency translation adjustments	—	—	—	—	—	—	9,310	9,310
Balances, December 31, 2025	37,517,239	$40	2,531,171	$(177,949)	$722,737	$429,438	$(373)	$973,893
See accompanying notes to these consolidated financial statements.

SPS COMMERCE, INC.	41	Form 10-K for the Annual Period ended December 31, 2025

SPS COMMERCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2025	2024	2023
Cash flows from operating activities
Net income	$93,339	$77,054	$65,824
Reconciliation of net income to net cash provided by operating activities
Deferred income taxes	18,909	(9,786)	(10,079)
Depreciation and amortization of property and equipment	21,089	18,721	18,631
Amortization of intangible assets	37,169	23,510	16,116
Provision for credit losses	9,918	7,683	5,707
Stock-based compensation	53,728	54,557	45,508
Other, net	(1,087)	577	2,415
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable	(20,297)	(9,653)	(11,949)
Deferred costs	157	(3,120)	(10,724)
Other assets and liabilities	(28,686)	(7,313)	1,834
Accounts payable	4,715	796	(3,947)
Accrued compensation	(3,721)	1,434	7,143
Accrued expenses	(3,568)	4,115	1,302
Deferred revenue	(787)	728	6,464
Operating leases	(2,088)	(1,905)	(1,947)
Net cash provided by operating activities	178,790	157,398	132,298
Cash flows from investing activities
Purchases of property and equipment	(26,524)	(20,046)	(19,761)
Purchases of investments	—	(85,759)	(133,994)
Maturities of investments	—	143,275	131,331
Acquisition of business, net	(142,628)	(147,924)	(70,218)
Net cash used in investing activities	(169,152)	(110,454)	(92,642)
Cash flows from financing activities
Repurchases of common stock	(114,277)	(37,567)	—
Net proceeds from exercise of options to purchase common stock	3,861	4,714	9,856
Net proceeds from employee stock purchase plan activity	9,584	9,827	8,114
Payments for contingent consideration	—	—	(2,000)
Net cash provided by (used in) financing activities	(100,832)	(23,026)	15,970
Effect of foreign currency exchange rate changes	1,532	(1,982)	562
Net increase (decrease) in cash and cash equivalents	(89,662)	21,936	56,188
Cash and cash equivalents at beginning of period	241,017	219,081	162,893
Cash and cash equivalents at end of period	$151,355	$241,017	$219,081
Supplemental disclosure of cash flow information
Cash paid for income taxes	$28,892	$27,097	$29,207
See accompanying notes to these consolidated financial statements.

SPS COMMERCE, INC.	42	Form 10-K for the Annual Period ended December 31, 2025

SPS COMMERCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A – General
Business Description
SPS Commerce is a global supply chain network that connects retailers, brands, distributors, manufacturers, and logistics providers through shared infrastructure built to handle the complexity of modern commerce operations. Our network enables companies to connect once and immediately transact with thousands of trading partners without negotiating standards, building integrations, or maintaining compliance logic.
Our network powers our portfolio of solutions that orchestrate the critical processes, protocols, and data exchanges needed to get the right product, in the right place, at the right time, every time. We have embedded deep expertise, proven processes, and compliance logic built from over 20 years of commerce intelligence into every connection, delivering a full-service experience that empowers partners to move forward faster, together.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of SPS Commerce, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.
Foreign Currency Translation
The functional currency of our foreign operations is generally the applicable local currency. The functional currency is translated into U.S. dollars for balance sheet accounts using current exchange rates in effect as of the balance sheet date and for revenue and expense accounts using an average exchange rate during the year. The translation adjustments are deferred as a component of other comprehensive income (expense) within the consolidated statements of comprehensive income and the consolidated statements of stockholders' equity. Gains or losses resulting from transactions denominated in foreign currencies are included in other income, net in our consolidated statements of comprehensive income.
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

SPS COMMERCE, INC.	43	Form 10-K for the Annual Period ended December 31, 2025

Segment Information
The single operating and reporting segment we have is Supply Chain Management Solutions. This segment derives revenues from customers by providing access to our cloud-based supply chain management services, primarily under subscription-based service arrangements.
Our Chief Executive Officer acts as the Company’s chief operating decision maker (“CODM”). Our CODM primarily reviews revenue, consolidated net income, and consolidated Adjusted EBITDA for purposes of allocating resources and evaluating financial performance. These measures are used to monitor budget versus actual results as well as trends versus historical performance, which are the CODM's primary considerations to assess performance. The CODM does not use an asset measure to allocate resources or evaluate the consolidated performance. There are no segment managers who are held accountable by the CODM, or anyone else, for operations, operating results and planning for levels or components below the consolidated unit level. Adjusted EBITDA is a non-GAAP financial measure also reported in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K.
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

SPS COMMERCE, INC.	44	Form 10-K for the Annual Period ended December 31, 2025

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

SPS COMMERCE, INC.	45	Form 10-K for the Annual Period ended December 31, 2025

Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. We use the implicit interest rate when readily determinable. We estimate the discount rate for a similar collateralized asset by estimating costs of borrowing. The operating lease ROU asset also includes any lease payments made and lease incentives that have been or are deemed probable to be incurred. The options to extend our leases are not recognized as part of our ROU assets and lease liabilities unless it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. For all leases, we combine non-lease components with the related lease components and account for it as a single lease component. The ROU assets are subject to the same impairment process as our long-lived assets. Additionally, we review our lease liabilities for remeasurement whenever there is a triggering event or when relevant facts and circumstances change.
Variable lease payments primarily consist of common area maintenance charges and real estate taxes, which are based on our pro rata share of actual costs incurred by the landlord. These variable lease payments are excluded from the measurement of our operating lease right-of-use assets and lease liabilities and are recognized as lease cost in the period in which the obligation for those payments is incurred.
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
Intangible Assets
Assets acquired in business combinations may include identifiable intangible assets such as customer relationships and developed technology. We recognize the fair value of the identifiable intangible assets acquired separately from goodwill. We have determined the fair value and useful lives of our purchased intangible assets using certain estimates and assumptions that we believe are reasonable. The purchased intangible assets are being amortized on a straight-line basis over their estimated useful lives.
The estimated useful lives for intangible assets were as follows:

Estimated Useful Life
Customer relationships	7-10 years
Developed technology	5-10 years
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

SPS COMMERCE, INC.	46	Form 10-K for the Annual Period ended December 31, 2025

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

SPS COMMERCE, INC.	47	Form 10-K for the Annual Period ended December 31, 2025

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
Share Repurchases and Reissuances
Share repurchases, reflected as treasury stock on the consolidated balance sheets, are accounted for as the trade date occurs and are reflected net of the costs incurred to acquire the shares. Share repurchases that have not yet settled in cash are included in accounts payable in the consolidated balance sheets. Treasury stock reissuances are accounted for using the specific identification method, with gains (or losses to the extent of previously recognized gains) recognized in additional paid-in capital and any remaining loss recorded in retained earnings in the consolidated financial statements.
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

SPS COMMERCE, INC.	48	Form 10-K for the Annual Period ended December 31, 2025

Accounting Pronouncements Recently Adopted

Standard	Date of Issuance	Description	Date of Adoption	Effect on the Financial Statements
ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures	December 2023	This amendment requires that an entity disclose specific categories in the effective tax rate reconciliation table as well as provide disclosure of disaggregated information related to income tax expense, income before income taxes, and income taxes paid.	2025	The prospective adoption resulted in additional disclosure in our Annual Report on
Form 10-K for the year ended December 31, 2025. See Note L, Income Taxes, for further discussion on the adoption of the ASU.
Accounting Pronouncements Not Yet Adopted

Standard	Date of Issuance	Description	Date of Required Adoption	Effect on the Financial Statements
ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)	November 2024	This amendment requires that an entity disclose in its notes to financial statements specified information about certain costs and expenses.	2027	We are currently evaluating the adoption on our financial statements and anticipate the impact will result in additional disclosure.
ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets	July 2025	This amendment allows for entities to elect a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The practical expedient assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset.	2026 (optional)	We are currently evaluating the election of the practical expedient, but do not expect a material impact on our financial statements and related disclosures.
ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40)	September 2025	This amendment modernizes the accounting for software costs under Subtopic 350-40, Intangibles—Goodwill and Other—Internal-Use Software by removing all references to software development project stages. The amendment requires an entity to begin capitalizing software costs when (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended.	2028	We are currently evaluating the adoption on our financial statements and related disclosures.
ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvement	December 2025	The amendments in this update result in a comprehensive list of interim disclosures that are required by GAAP. The objective of the amendments is to provide clarity about the current requirements, rather than evaluate whether to expand or reduce interim disclosure requirements.	2028	We are currently evaluating the adoption on our interim financial statements and related disclosures.

SPS COMMERCE, INC.	49	Form 10-K for the Annual Period ended December 31, 2025

NOTE B – Business Acquisitions
Carbon6 Technologies, Inc.
On December 30, 2024, we entered into a definitive agreement to acquire all of the outstanding equity ownership interests of Carbon6 Technologies, Inc. ("Carbon6"), a provider of software tools to Amazon.com, Inc. sellers, including specialized offerings for revenue recovery for both first-party ("1P") and third-party ("3P") suppliers. The acquisition became effective on February 4, 2025 ("Close"). Pursuant to the definitive agreement, the total consideration transferred was $210.2 million, net of cash acquired. The consideration was comprised of $142.5 million paid in cash, net of cash acquired, and 378,100 shares of SPS common stock (valued at $67.7 million, determined at acquisition Close based on the price of SPS common stock). The shares were issued from SPS treasury shares. The goodwill associated with the acquisition is not deductible for income tax purposes.
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

Pro forma consolidated revenue and net income are as follows:

	Year Ended December 31,
(unaudited, in thousands)	2025	2024
Revenue	$755,686	$680,890
Net income	92,926	72,266

SupplyPike
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
Purchase Price Allocation
We accounted for each of the Carbon6 and SupplyPike acquisitions as a business combination. We allocated the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the respective acquisition dates.

SPS COMMERCE, INC.	50	Form 10-K for the Annual Period ended December 31, 2025

The following table presents the purchase consideration and estimated fair values of acquired assets and liabilities recorded in the Company's consolidated balance sheet as of the acquisition dates:

(in thousands)	Carbon6(1)	SupplyPike(2)
Cash paid	$144,855	$124,769
Equity consideration	67,672	87,156
Total consideration	$212,527	$211,925

Estimated fair value of assets and liabilities acquired:
Cash	$2,306	$6,118
Accounts receivable	5,868	2,020
Other assets, current and non-current	8,695	1,712
Intangible assets
Customer relationships	44,535	62,967
Developed technology	29,370	21,090
Deferred revenue	(604)	(2,462)
Other liabilities, current and non-current	(10,162)	(2,644)
Deferred income tax liabilities, net	(3,753)	(10,705)
Total fair value of assets and liabilities acquired	$76,255	$78,096

Goodwill	$136,272	$133,829

The following table summarizes the preliminary estimated useful lives for each acquired intangible asset:

	Carbon6(1)	SupplyPike(2)
Customer relationships	8.0 years	9.0 years
Developed technology	9.0 years	8.0 years
(1) The purchase accounting for the Carbon6 acquisition has been finalized as of December 31, 2025; provisional adjustments were primarily related to intangible assets, tax components, and correspondingly, goodwill.
(2) The purchase accounting for the SupplyPike acquisition is finalized.
Other Acquisition Activity
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

SPS COMMERCE, INC.	51	Form 10-K for the Annual Period ended December 31, 2025

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
NOTE C – Revenue
We derive our revenues from the following revenue streams:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Recurring revenues:
Fulfillment	$637,648	$523,704	$436,702
Analytics	56,017	55,717	51,703
Other	24,310	20,668	13,608
Recurring revenues	717,975	600,089	502,013
One-time revenues	33,530	37,676	34,897
Total revenue	$751,505	$637,765	$536,910
Revenues are the amount that reflects the consideration we are contractually and legally entitled to, as well as the amount we expect to collect, in exchange for those services.
Revenue by Geographic Area
Domestic revenue, which we define as revenue that was attributable to customers based within the U.S. was as follows:

	Year Ended December 31,
	2025	2024	2023
Domestic revenue	84%	83%	84%
No single jurisdiction outside of the U.S. had revenues in excess of 10%.
Recurring Revenues
We define recurring revenue as active contracts during the reporting period under which the customer regularly pays us fees for subscription-based and reoccurring services. All components of the contracts that are not expected to recur (primarily set ups and professional services) are excluded from recurring revenue.
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

SPS COMMERCE, INC.	52	Form 10-K for the Annual Period ended December 31, 2025

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
The table below presents the activity of the portion of the deferred revenue liability relating to set-up fees. We expect to recognize $11.0 million of the balance as of December 31, 2025 as revenue over the next 12 months with the remaining amount recognized thereafter.

	Year Ended December 31,
(in thousands)	2025	2024
Balance, beginning of year	$16,735	$17,603
Invoiced set-up fees	14,486	16,915
Recognized set-up fees	(16,596)	(17,783)
Balance, end of year	$14,625	$16,735
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
Deferred Revenue
In the year ended December 31, 2025, we recognized revenue of $74.3 million from amounts included in deferred revenue at December 31, 2024.
NOTE D – Deferred Costs
The deferred costs activity was as follows:

	Year Ended December 31,
(in thousands)	2025	2024
Balance, beginning of year	$85,914	$82,750
Incurred deferred costs	94,627	90,482
Amortized deferred costs	(93,129)	(87,318)
Balance, end of year	$87,412	$85,914

SPS COMMERCE, INC.	53	Form 10-K for the Annual Period ended December 31, 2025

NOTE E – Fair Value Measurements
Cash equivalents and investments, as measured at fair value on a recurring basis, consisted of the following:

	December 31,
	2025				2024
	Fair Value Level	Amortized Cost	Unrealized Gains (Losses), net	Fair Value	Fair Value Level	Amortized Cost	Unrealized Gains (Losses), net	Fair Value
(in thousands)
Cash equivalents:
Money market funds	Level 1	$117,685	$—	$117,685	Level 1	$178,417	$—	$178,417
NOTE F – Allowance for Credit Losses
The allowance for credit losses activity, included in accounts receivable, net, was as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Balance, beginning of year	$4,179	$3,320	$3,066
Provision for credit losses	9,918	7,683	5,707
Write-offs, net of recoveries	(6,968)	(6,824)	(5,453)
Balance, end of year	$7,129	$4,179	$3,320
NOTE G – Property and Equipment, Net
Property and equipment, net consisted of the following:

	December 31,
(in thousands)	2025	2024
Internally developed software	$94,859	$73,617
Computer equipment	25,462	27,890
Leasehold improvements	15,044	14,999
Office equipment and furniture	9,159	8,796
Property and equipment, cost	144,524	125,302
Less: accumulated depreciation and amortization	(101,407)	(87,755)
Total property and equipment, net	$43,117	$37,547
Depreciation and amortization expense of property and equipment was as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Depreciation and amortization expense	$21,089	$18,721	$18,631
Property and equipment, net located at subsidiary and office locations outside of the U.S. was as follows:

	December 31,
	2025	2024
International property and equipment	26%	18%

SPS COMMERCE, INC.	54	Form 10-K for the Annual Period ended December 31, 2025

NOTE H – Goodwill and Intangible Assets, Net
Goodwill
The activity in goodwill was as follows:

Year Ended December 31,
(in thousands)	2025
Balance, beginning of year	$399,180
Addition from business acquisitions	136,272
Foreign currency translation	6,570
Remeasurement from provisional purchase accounting amount and other(1)	(303)
Balance, end of year	$541,719
(1) Refer to Note B – Business Acquisitions for further information.
Intangible Assets
Intangible assets, net consisted of the following:

	December 31, 2025
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net	Weighted Average Remaining Amortization Period
Customer relationships	$214,451	$(70,050)	$2,019	$146,420	6.6 years
Developed technology	105,599	(37,198)	994	69,395	6.1 years
	$320,050	$(107,248)	$3,013	$215,815	6.4 years

	December 31, 2024
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net	Weighted Average Remaining Amortization Period
Customer relationships	$178,147	$(47,432)	$(1,715)	$129,000	7.3 years
Developed technology	77,108	(24,111)	(703)	52,294	5.7 years
	$255,255	$(71,543)	$(2,418)	$181,294	6.9 years

Amortization expense of intangible assets was as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Amortization expense	$37,169	$23,510	$16,116

The estimated future annual amortization expense related to intangible assets is as follows:

(in thousands)
2026	$37,456
2027	36,991
2028	35,654
2029	29,191
2030	26,992
Thereafter	49,531
Total future amortization	$215,815

SPS COMMERCE, INC.	55	Form 10-K for the Annual Period ended December 31, 2025

NOTE I – Commitments and Contingencies
Leases
In October 2025, we executed the sixth amendment to our lease agreement (the "Amendment") for our current headquarters located in Minneapolis, Minnesota where we lease approximately 198,000 square feet effective October 1, 2025. The Amendment extends the lease term to end in July 2043 and provides approximately $33 million of lease incentives, which were included in the initial measurement of the operating lease right-of-use asset. The Company expects to utilize approximately $23 million of these lease incentives during the year ending December 31, 2027, with the remaining balance to be utilized thereafter.
The components of lease expense were as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Operating lease cost	$3,709	$3,420	$3,123
Variable lease cost	2,767	3,685	3,771
	$6,476	$7,105	$6,894
Supplemental cash flow information related to operating leases was as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$6,555	$5,209	$5,022
Right-of-use assets obtained in exchange for operating lease liabilities	580	3,158	1,147
Supplemental balance sheet information related to operating leases was as follows:

	December 31, 2025	December 31, 2024
Weighted-average remaining lease term	11.0 years	2.4 years
Weighted-average discount rate	6.0%	4.3%
Future minimum lease payments under operating leases are presented net of lease incentives deemed payable at lease commencement. At December 31, 2025, our future minimum payments under operating leases were as follows:

(in thousands)
2026	4,668
2027	(21,307)
2028	1,348
2029	2,893
2030	2,951
Thereafter	35,466
Total future gross payments	26,019
Less: imputed interest	(18,827)
Total operating lease liabilities	7,192

SPS COMMERCE, INC.	56	Form 10-K for the Annual Period ended December 31, 2025

Purchase Commitments
We have entered into separate noncancelable agreements with computing infrastructure, productivity software, customer relationship management, and performance and security data analytics vendors for services through 2030. At December 31, 2025, our remaining purchase commitments and estimated purchase timing were as follows:

(in thousands)
2026	11,030
2027	3,491
2028	2,288
2029	1,360
2030	92
Total estimated future purchases	18,261
Contingencies
We may be involved in various claims and legal actions in the normal course of business. We believe that the outcome of any such claim or legal action is not expected to have a material adverse effect on our financial position or results of operations.
NOTE J – Stockholders’ Equity
Share Repurchase Programs
Our Board of Directors has authorized multiple non-concurrent programs to repurchase our common stock. Details of the programs and activity thereunder through December 31, 2025 were as follows:

(in thousands)	Effective Date	Expiration Date	Share Value Authorized for Repurchase	Share Value Repurchased	Unused & Expired Share Repurchase Value	Share Value Available for Future Repurchase
2022 Program	August 2022	July 2024	50,000	40,471	9,529	N/A
2024 Program	August 2024	July 2026	100,000	99,990	N/A	10
2025 Program	December 2025	December 2027	100,000	15,000	N/A	85,000
Share repurchases are accounted for as the trade date occurs and are reflected in the condensed consolidated financial statements net of the costs incurred to acquire the shares. Share repurchases that have not yet settled in cash are included in accounts payable in the condensed consolidated balance sheet. The share repurchase activity by period was as follows:

	Year Ended December 31,
(in thousands, except shares and per share amounts)	2025	2024	2023
Number of shares repurchased	969,965	205,331	—
Total share repurchased cost	$115,010	$37,567	$—
Average total cost per repurchased share	$118.57	$182.96	$—
On February 10, 2026 (announced February 12, 2026), our Board of Directors approved an additional $200.0 million in repurchase authority under our previously announced share repurchase program ("2025 Program" within the tables above) that was approved on October 29, 2025 to repurchase up to $100.0 million of our common stock, excluding costs to obtain, for a total authorized repurchase amount of $300.0 million. Under the program, purchases may be made from time to time in the open market or in privately negotiated purchases, or both. The share repurchase program became effective December 1, 2025 and expires on December 1, 2027.
Treasury Stock Reissuances
In connection with the acquisitions of Carbon6, Traverse Systems, and SupplyPike, the Company re-issued treasury shares as part of the purchase consideration (see Note B – Business Acquisitions for further information).

SPS COMMERCE, INC.	57	Form 10-K for the Annual Period ended December 31, 2025

NOTE K – Stock-Based Compensation
Stock-based compensation expense was allocated in the consolidated statements of comprehensive income as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Cost of revenues	$11,423	$11,043	$10,169
Operating expenses
Sales and marketing	10,943	12,547	9,774
Research and development	8,403	9,094	7,200
General and administrative	22,959	21,873	18,365
	$53,728	$54,557	$45,508
Stock-based compensation expense by grant type or plan was as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Stock options	$1,948	$2,059	$1,947
PSUs	8,314	8,192	11,886
RSUs & DSUs	37,356	38,064	26,185
RSAs	113	442	472
ESPP	2,953	2,910	2,488
401(k) stock match	3,044	2,890	2,530
	$53,728	$54,557	$45,508
As of December 31, 2025, there was $85.5 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a primarily straight-line basis over a weighted-average period of 2.4 years. At December 31, 2025, there were 11.6 million shares available for grant under approved equity compensation plans.
Stock Options
Options generally vest over four years and, upon vesting, the holder is given the option to purchase shares of common stock at a specific strike price until expiration, which is generally seven years from the grant date.

SPS COMMERCE, INC.	58	Form 10-K for the Annual Period ended December 31, 2025

Our stock option activity was as follows:

	Options (#)	Weighted Average Exercise Price ($/share)
Outstanding at December 31, 2022	562,697	56.24
Granted	42,215	152.68
Exercised	(254,353)	38.75
Forfeited	(3,737)	129.43
Outstanding at December 31, 2023	346,822	80.02
Granted	38,984	195.76
Exercised	(94,338)	49.91
Forfeited	(2,094)	158.63
Outstanding at December 31, 2024	289,374	104.86
Granted	63,352	139.95
Exercised	(73,571)	62.55
Forfeited	(17,752)	160.86
Outstanding at December 31, 2025	261,403	121.47
Of the total outstanding options at December 31, 2025, 0.2 million were exercisable. The outstanding and exercisable options had a weighted average exercise price of $107.94 per share and a weighted average remaining contractual life of 2.6 years.
The table below presents additional information related to our stock options:

	Year Ended December 31,
(in thousands, except per share data)	2025	2024	2023
Fair value of options vested	$1,816	$1,982	$1,996
Intrinsic value of options exercised	4,438	13,934	31,227
Intrinsic value of options outstanding	2,029	23,387	37,474
Weighted-average fair value per share of options granted	48.55	69.11	56.47
The fair values of the options granted were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2025	2024	2023
Life (in years)	3.9	4.1	4.1
Volatility	37.1%	36.6%	39.3%
Dividend yield	—	—	—
Risk-free interest rate	4.2%	4.3%	4.0%

SPS COMMERCE, INC.	59	Form 10-K for the Annual Period ended December 31, 2025

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
Activity for our PSUs, RSUs, RSAs, and DSUs in aggregate was as follows:

	#	Weighted Average Grant Date Fair Value ($/share)
Outstanding at December 31, 2022	712,158	103.93
Granted	416,377	163.55
Vested and common stock issued	(344,087)	77.52
Forfeited	(11,034)	122.97
Outstanding at December 31, 2023	773,414	147.50
Granted	413,619	185.54
Vested and common stock issued	(462,481)	130.03
Forfeited	(35,030)	180.59
Outstanding at December 31, 2024	689,522	180.35
Granted	704,205	123.33
Vested and common stock issued	(286,554)	148.21
Forfeited	(100,756)	169.55
Outstanding at December 31, 2025	1,006,417	150.69
The number of PSUs, RSUs, RSAs, and DSUs outstanding at December 31, 2025 included less than 0.1 million units that have vested, but the shares of common stock have not yet been issued, pursuant to the terms of the agreements.
Employee Stock Purchase Plan
Our ESPP activity was as follows:

	Year Ended December 31,
(in thousands, except shares)	2025	2024	2023
Amounts for shares purchased	$9,584	$9,827	$8,114
Shares purchased	98,594	61,979	63,641
A total of 1.5 million shares of common stock are remaining for issuance under the plan at December 31, 2025.

SPS COMMERCE, INC.	60	Form 10-K for the Annual Period ended December 31, 2025

The fair value was estimated based on the market price of our common stock at the beginning of the offering period using the following assumptions:

	Year Ended December 31,
	2025	2024	2023
Life (in years)	0.5	0.5	0.5
Volatility	37.4%	33.1%	36.4%
Dividend yield	—	—	—
Risk-free interest rate	4.3%	5.3%	4.9%
Note L – Income Taxes
Our provision (benefit) for income taxes was comprised of the following components:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Current
Federal	$3,370	$20,988	$20,168
State	6,911	6,147	4,221
Foreign	1,737	3,161	2,103
Deferred
Federal	19,091	(5,256)	(5,425)
State	1,859	(1,466)	(390)
Foreign	(2,472)	(1,152)	(938)
Total	$30,496	$22,422	$19,739
We define domestic and foreign income before income taxes as the consolidated income before income taxes that was attributable to either our subsidiaries based in the U.S. ("domestic"), or attributable to our subsidiaries outside of the U.S. ("foreign"). The percentage of consolidated income before income taxes attributable to our domestic subsidiaries was as follows:

	Year Ended December 31,
	2025	2024	2023
Domestic income before income taxes	98%	92%	94%

SPS COMMERCE, INC.	61	Form 10-K for the Annual Period ended December 31, 2025

The following table reconciles the U.S. federal statutory income tax rate with our effective tax rate and includes both the reporting currency amounts and percentages for each category of the reconciliation:

	Year Ended December 31,
	2025
(in thousands)	Amount	Percent
U.S. statutory federal income tax	$26,005	21.0%
Increase (decrease) resulting from:
Tax credits
Research and development credit	(6,921)	(5.6)
Other	(140)	(0.1)
Nontaxable or nondeductible items
Nondeductible compensation	3,307	2.7
Other	110	0.1
Uncertain tax positions	1,619	1.3
Effect of cross-border tax laws	(273)	(0.2)
U.S. state and local income taxes, net of federal effect(1)	6,391	5.1
Foreign tax effects	398	0.3
Total	$30,496	24.6%
(1) U.S. state and local income taxes in California, New York, Illinois, Pennsylvania, and Wisconsin make up the majority (greater than 50%) of the tax effect in this category.
The following table reconciles the U.S. federal statutory income tax rate with our effective tax rate:

	Year Ended December 31,
	2024	2023
U.S. statutory federal income tax rate	21.0%	21.0%
Increase (decrease) resulting from:
U.S. state income taxes, net of federal tax effect	5.7	5.1
Tax impact of stock activity	(4.9)	(5.6)
Nondeductible compensation	3.2	4.7
Research and development credit	(1.5)	(1.5)
Foreign derived intangible income	(1.3)	(1.3)
Other	0.3	0.7
Effective tax rate	22.5%	23.1%

SPS COMMERCE, INC.	62	Form 10-K for the Annual Period ended December 31, 2025

The significant components of our deferred income tax assets and liabilities were as follows:

	Year Ended December 31,
(in thousands)	2025	2024
Deferred income tax assets
Net operating loss and credit carryforwards	$15,699	$10,722
Stock-based compensation expense	5,766	7,110
Accrued expenses	6,595	6,600
Operating lease liabilities	1,592	2,977
Research and development capitalized	17,686	26,788
Other deferred income tax assets	3,579	3,026
Gross deferred income tax assets	50,917	57,223
Less: valuation allowance	(4,343)	(2,965)
Total net deferred income tax assets	$46,574	$54,258

Deferred income tax liabilities
Deferred costs	$(22,811)	$(21,537)
Right-of-use assets	(1,051)	(1,893)
Depreciation and amortization	(53,768)	(44,556)
Other deferred income tax liabilities	(1,652)	(1,308)
Total deferred income tax liabilities	(79,282)	(69,294)
Net deferred income tax liabilities	$(32,708)	$(15,036)
Tax loss carryforwards, net of Section 382 limitations, were as follows:

Year Ended December 31,
(in millions)	2025
Federal
Operating loss carryforwards	$36.8
Operating loss carryforwards expected to expire unused due to Section 382 limitations	6.1
Federal operating loss carryforwards, net of Section 382 limitations	$30.7

Other
State operating loss carryforwards	$40.4
Foreign loss carryforwards	14.9
Total loss carryforwards, net of Section 382 limitations	$86.0
As of December 31, 2025, our federal net operating loss carryforwards, if not used, will begin to expire in 2028. Federal net operating losses generated after December 31, 2018 will carry forward indefinitely. State operating loss carryforwards begin to expire in 2026 and all foreign loss carryforwards are indefinite in expiration.
During the year ended December 31, 2025, we recorded an uncertain tax position. The activity for the uncertain tax position was as follows:

Year Ended December 31,
(in thousands)	2025
Balance, beginning of year	$—
Changes from uncertain tax positions taken in current period	1,619
Balance, end of year	$1,619

SPS COMMERCE, INC.	63	Form 10-K for the Annual Period ended December 31, 2025

Income taxes paid (net of refunds received), by jurisdiction, were as follows:

Year Ended December 31,
(in thousands)	2025
Federal	$16,600
State
California	1,610
Other	5,070
Foreign
Canada	4,919
Other	693
$28,892
NOTE M – Other Income and Expense
Other income, net included the following:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Investment income	$4,649	$10,582	$7,660
Realized gain from investments held and foreign currency impact on cash and investments	388	115	1,726
Other income (expense), net	495	(104)	(1,071)
Total other income, net	$5,532	$10,593	$8,315
NOTE N – Net Income Per Share
The components and computation of basic and diluted net income per share were as follows:

	Year Ended December 31,
(in thousands, except per share amounts)	2025	2024	2023
Numerator
Net income	$93,339	$77,054	$65,824
Denominator
Weighted average common shares outstanding, basic	37,881	37,306	36,646
Options to purchase common stock and ESPP	61	150	265
PSUs, RSUs, RSAs, and DSUs	50	400	564
Weighted average common shares outstanding, diluted	37,992	37,856	37,475
Net income per share
Basic	$2.46	$2.07	$1.80
Diluted	$2.46	$2.04	$1.76
The number of outstanding potential common shares that were excluded from the calculation of diluted net income per share as they were anti-dilutive was as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Anti-dilutive shares	511	55	36

SPS COMMERCE, INC.	64	Form 10-K for the Annual Period ended December 31, 2025

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
Our total contributions were as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Retirement contributions	$8,518	$7,849	$6,627
NOTE P – Related Party Transactions
The SPS Commerce Foundation (the “Foundation”) is a Minnesota non-profit organization exempt from federal taxation under Section 501(c)(3) of the Internal Revenue Code. The Foundation was formed in 2015 to engage in, advance, support, promote, and administer charitable activities. The directors of the Foundation are also our executive officers. These directors receive no compensation from the Foundation or us for the management services performed for the Foundation. The Foundation is not a subsidiary of ours and the financial results of the Foundation are not consolidated with our financial statements. We have no current legal obligations for future commitments to the Foundation. Contributions to the Foundation were recorded in general and administrative expense in our consolidated statements of comprehensive income. The activity was as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Foundation contributions	$3,000	$3,250	$2,300
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Assessment of Disclosure Controls and Procedures
We assessed the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025, the end of the period covered by this Annual Report on Form 10-K. This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Disclosure controls and procedures means controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed such that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2025, our disclosure controls and procedures were effective.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:
•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

SPS COMMERCE, INC.	65	Form 10-K for the Annual Period ended December 31, 2025

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
Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed our internal control over financial reporting as of December 31, 2025, based on criteria for effective internal control over financial reporting established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2025 based on the specified criteria.
Pursuant to the SEC’s general guidance that the assessment of a recently acquired business' internal control over financial reporting may be omitted in the year of acquisition, the scope of the assessment of our internal control over financial reporting as of December 31, 2025 excluded Carbon6 (acquired in February 2025). Our assessment of the effectiveness of internal control over financial reporting as of December 31, 2026 will include Carbon6. Excluding net intangible assets and goodwill, Carbon6 represented less than 5% of our consolidated assets as of December 31, 2025 and approximately 5% of our consolidated revenues for the year ended December 31, 2025.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report, which is included under Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
The Company is in the process of implementing new enterprise systems for financial and human capital management. During the fourth quarter of 2025, we implemented a new enterprise system to replace legacy systems that were used for certain financial processes, including accounts payable, general accounting, and financial reporting. In connection with this implementation, we modified certain existing internal controls over financial reporting and implemented new internal controls and procedures related to the new system, which resulted in a material change to our internal control over financial reporting.
In addition, during December 2025, we implemented new enterprise systems to replace certain legacy systems that were used for human capital management and payroll operations. The related changes to business processes and internal controls over financial reporting were limited during the quarter and did not materially affect our internal control over financial reporting. We expect that the continued integration of these systems, including the modification and implementation of related internal controls and procedures, will result in a material change to internal control over financial reporting during the first quarter of 2026.
Except as described above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SPS COMMERCE, INC.	66	Form 10-K for the Annual Period ended December 31, 2025

Item 9B.    Other Information
Insider Adoption or Termination of Trading Arrangements
During the three months ended December 31, 2025, the following officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted written plans for the sale of our securities that are intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act:

Name	Title	Adoption Date	Earliest Sale Date	Expiration or Termination Date	Aggregate Number of Shares of the Company's Common Stock to be Sold(1)
Dan Juckniess	Chief Revenue Officer	December 5, 2025	January 5, 2026	March 15, 2026	23,960
Jamie Thingelstad	Chief Technology Officer	November 4, 2025	February 24, 2026	March 31, 2026	7,218
(1) The number of shares is the maximum number of shares to be sold but the actual activity may be lower. Transaction(s) may be contingent upon future events such as performance factors, tax withholding obligations, and/or future market price(s).
There were no other Rule 10b5-1(c) trading arrangements or non-Rule 10b5-1(c) trading arrangements adopted, modified or terminated by the Company's officers and directors during the three months ended December 31, 2025
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

SPS COMMERCE, INC.	67	Form 10-K for the Annual Period ended December 31, 2025

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item will be included in the 2026 Proxy Statement under the captions “Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” “Audit Committee Report and Payment of Fees to Our Independent Auditor,” “Executive Compensation,” and “Delinquent Section 16(a) Reports” and is incorporated herein by reference.
Item 11.    Executive Compensation
The information required by this item will be included in the 2026 Proxy Statement under the captions “Executive Compensation,” “Director Compensation,” and “Security Ownership” and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in the 2026 Proxy Statement under the caption “Security Ownership” and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in the 2026 Proxy Statement under the captions “Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” and “Certain Relationships and Related Transactions” and is incorporated herein by the reference.
Item 14.    Principal Accountant Fees and Services
The information required by this item will be included in the 2026 Proxy Statement under the caption “Audit Committee Report and Payment of Fees to Our Independent Auditor” and is incorporated herein by reference.
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

SPS COMMERCE, INC.	68	Form 10-K for the Annual Period ended December 31, 2025

EXHIBIT INDEX

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

3.1	Tenth Amended and Restated Certificate of Incorporation	8-K	05/16/2024	3.1

3.2	Amended and Restated Bylaws, effective as of February 17, 2023	10-K	02/21/2023	3.2

4.1	Description of Capital Stock	10-K	02/23/2021	4.1

10.1	2010 Equity Incentive Plan, as amended effective October 29, 2014**	10-K	02/20/2015	10.6

10.2	Form of Incentive Stock Option Agreement under 2010 Equity Incentive Plan**	8-K	02/17/2012	10.2

10.3	Form of Non-Statutory Stock Option Agreement (Employee) under 2010 Equity Incentive Plan**	10-K	02/21/2023	10.3

10.4	Form of Non-Statutory Stock Option Agreement (Director) under 2010 Equity Incentive Plan**	8-K	02/17/2012	10.4

10.5	Form of Restricted Stock Unit Award Agreement (Employee) under 2010 Equity Incentive Plan**	10-K	02/21/2023	10.5

10.6	Form of Restricted Stock Unit Award Agreement (Director) under 2010 Equity Incentive Plan**	10-K	02/19/2025	10.6	X

10.7	Form of Restricted Stock Award Agreement under 2010 Equity Incentive Plan**	10-Q	05/08/2012	10.6

10.8	Form of Performance Stock Unit Agreement under 2010 Equity Incentive Plan**	10-K	02/21/2023	10.7

10.9	Form of Deferred Stock Unit Agreement under 2010 Equity Incentive Plan**	10-K	02/19/2025	10.9	X

10.10	Form of Indemnification Agreement for Independent Directors**	S-1/A	01/11/2010	10.18

10.11	Form of Indemnification Agreement for Archie C. Black**	S-1/A	01/11/2010	10.19

10.12	Management Incentive Plan**	8-K	02/03/2016	10.2

10.13	Amendment to Amended and Restated Executive Severance and Change in Control Agreement, dated as of March 1, 2023, by and between Archie C. Black and SPS Commerce, Inc.**	8-K	03/02/2023	10.1

10.14	Amended and Restated Executive Severance and Change in Control Agreement between the Company and Archie C. Black**	8-K	02/18/2020	10.1

10.15	SPS Commerce, Inc. Executive Management Team Severance Plan**	8-K	05/16/2024	10.1

10.16	Agreement to Terminate Amended and Restated Executive Severance and Change in Control Agreement, effective as of May 16, 2024, by and between SPS Commerce, Inc. and Kimberly Nelson**	8-K	05/16/2024	10.2

10.17	Offer Letter between Chad Collins and SPS Commerce, Inc., dated as of July 6, 2023**	8-K	07/06/2023	10.1

SPS COMMERCE, INC.	69	Form 10-K for the Annual Period ended December 31, 2025

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

10.18	Executive Severance and Change in Control Agreement, effective as of October 2,2023, by and between Chad Collins and SPS Commerce, Inc.**	8-K	07/06/2023	10.2

10.19	Registration Rights and Lock-Up Agreement, dated July 31, 2024	8-K	08/01/2024	10.1

10.20	Registration Rights and Lock-Up Agreement, dated January 2, 2025	8-K	01/02/2025	99.1

10.21	Form of Restricted Stock Unit Award Agreement under 2010 Equity Incentive Plan, as amended**	10-K	02/19/2025	10.21

10.22	Form of Performance Stock Unit Agreement under 2010 Equity Incentive Plan (for awards beginning in 2025)**	10-K	02/19/2025	10.22

10.23	Non-Employee Director Compensation Summary**	10-K	02/19/2025	10.25	X

10.24	Offer Letter between Joseph Del Preto and SPS Commerce, Inc., dated as of February 10, 2026**	8-K	02/12/2026	10.1

10.25	Cooperation Agreement, dated February 12, 2026, by SPS Commerce, Inc. and Anson Funds Management LP	8-K	02/12/2026	10.1

19.1	SPS Commerce, Inc. Insider Trading Policy**				X

21.1	Subsidiaries of the registrant				X

23.1	Consent of KPMG LLP				X

24.1	Power of Attorney (included on signature page)				X

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

97.1	SPS Commerce, Inc. Required Compensation Recovery Policy, effective October 2, 2023	10-K	02/20/2024	97

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T				X

104	The cover page from the Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL				X
**Indicates management contract or compensatory plan or arrangement.
Item 16.    Form 10-K Summary
None.

SPS COMMERCE, INC.	70	Form 10-K for the Annual Period ended December 31, 2025

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 19, 2026	SPS COMMERCE, INC.

	By:	/s/ CHADWICK COLLINS
Chadwick Collins
Chief Executive Officer
Each of the undersigned hereby appoints Chadwick Collins and Kimberly Nelson, and each of them (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Exchange Act of 1934, any and all amendments and exhibits to this annual report on Form 10-K and any and all applications, instruments, and other documents to be filed with the Securities and Exchange Commission pertaining to this annual report on Form 10-K or any amendments thereto, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 19, 2026.

Name and Signature	Title

/s/ CHADWICK COLLINS	Chief Executive Officer and Director
Chadwick Collins	(principal executive officer)

/s/ KIMBERLY NELSON	Executive Vice President and Chief Financial Officer
Kimberly Nelson	(principal financial and accounting officer)

/s/ FUNMIBI CHIMA	Director
Funmibi Chima

/s/ RAZAT GAURAV	Director
Razat Gaurav

/s/ MICHAEL MCCONNELL	Director
Michael McConnell

/s/ MARK PARTIN	Director
Mark Partin

/s/ MARTY RÉAUME	Director
Marty Réaume

/s/ TAMI RELLER	Director
Tami Reller

/s/ PHILIP SORAN	Director
Philip Soran

/s/ ANNE SEMPOWSKI WARD	Director
Anne Sempowski Ward

/s/ SVEN WEHRWEIN	Director
Sven Wehrwein

SPS COMMERCE, INC.	71	Form 10-K for the Annual Period ended December 31, 2025