Form 10-Q
period 2026-03-31
SPS COMMERCE INC
filed 2026-04-30
CIK 1092699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding at April 23, 2026 was 36,712,702 shares.

SPS COMMERCE, INC.
QUARTERLY REPORT ON FORM 10-Q
Unless the context otherwise requires, for purposes of the Quarterly Report on Form 10-Q, the words “we,” “us,” “our,” the “Company,” “SPS,” and “SPS Commerce” refer to SPS Commerce, Inc.

SPS COMMERCE, INC.	2	Form 10-Q for the Quarterly Period ended March 31, 2026

PART I. – FINANCIAL INFORMATION
Item 1. Financial Statements
SPS COMMERCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except shares)	March 31, 2026	December 31, 2025
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$154,271	$151,355
Accounts receivable	72,003	75,295
Allowance for credit losses	(6,897)	(7,129)
Accounts receivable, net	65,106	68,166
Deferred costs	65,906	66,693
Other assets	43,457	49,090
Total current assets	328,740	335,304
Property and equipment, net	46,154	43,117
Operating lease right-of-use assets	4,856	5,025
Goodwill	540,836	541,719
Intangible assets, net	206,069	215,815
Other assets
Deferred costs, non-current	20,294	20,719
Deferred income tax assets	511	493
Other assets, non-current	13,748	7,667
Total assets	$1,161,208	$1,169,859
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$14,468	$13,757
Accrued compensation	42,647	47,577
Accrued expenses	15,535	13,074
Deferred revenue	80,382	75,590
Operating lease liabilities	1,918	4,353
Total current liabilities	154,950	154,351
Other liabilities
Deferred revenue, non-current	5,318	5,288
Operating lease liabilities, non-current	4,700	2,839
Deferred income tax liabilities	33,801	33,201
Other liabilities, non-current	279	287
Total liabilities	199,048	195,966
Commitments and contingencies (Note I)
Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 110,000,000 shares authorized; 40,240,558 and 40,048,410 shares issued; and 36,948,282 and 37,517,239 shares outstanding, respectively	40	40
Treasury stock, at cost; 3,292,276 and 2,531,171 shares, respectively	(226,903)	(177,949)
Additional paid-in capital	741,544	722,737
Retained earnings	449,167	429,438
Accumulated other comprehensive loss	(1,688)	(373)
Total stockholders’ equity	962,160	973,893
Total liabilities and stockholders’ equity	$1,161,208	$1,169,859
See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.	3	Form 10-Q for the Quarterly Period ended March 31, 2026

SPS COMMERCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(in thousands, except per share amounts) (unaudited)	2026	2025
Revenues	$192,121	$181,549
Cost of revenues	59,217	56,914
Gross profit	132,904	124,635
Operating expenses
Sales and marketing	44,734	41,634
Research and development	17,917	17,439
General and administrative	36,374	31,018
Amortization of intangible assets	9,320	8,588
Total operating expenses	108,345	98,679
Income from operations	24,559	25,956
Other income, net	1,405	2,207
Income before income taxes	25,964	28,163
Income tax expense	6,235	5,967
Net income	$19,729	$22,196

Other comprehensive income (expense)
Foreign currency translation adjustments	(1,315)	2,227
Comprehensive income	$18,414	$24,423

Net income per share
Basic	$0.53	$0.58
Diluted	$0.53	$0.58

Weighted average common shares used to compute net income per share
Basic	37,379	37,990
Diluted	37,442	38,163
See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.	4	Form 10-Q for the Quarterly Period ended March 31, 2026

SPS COMMERCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands, except shares) (unaudited)	Shares	Amount	Shares	Amount
Balances, December 31, 2024	37,661,308	$40	1,928,968	$(99,748)	$627,982	$336,099	$(9,683)	$854,690
Stock-based compensation	—	—	—	—	13,138	—	—	13,138
Shares issued pursuant to stock awards	240,190	—	—	—	635	—	—	635
Employee stock purchase plan activity	2,630	—	—	—	411	—	—	411
Repurchases of common stock, net of costs	(281,001)	—	281,001	(40,000)	—	—	—	(40,000)
Reissuances of treasury stock	378,100	—	(378,100)	37,652	29,972	—	—	67,624
Net income	—	—	—	—	—	22,196	—	22,196
Foreign currency translation adjustments	—	—	—	—	—	—	2,227	2,227
Balances, March 31, 2025	38,001,227	$40	1,831,869	$(102,096)	$672,138	$358,295	$(7,456)	$920,921

Balances, December 31, 2025	37,517,239	$40	2,531,171	$(177,949)	$722,737	$429,438	$(373)	$973,893
Stock-based compensation	—	—	—	—	17,307	—	—	17,307
Shares issued pursuant to stock awards	185,353	—	—	—	980	—	—	980
Employee stock purchase plan activity	6,795	—	—	—	520	—	—	520
Shares withheld for net share settlement	(3,384)	—	3,384	(319)	—	—	—	(319)
Repurchases of common stock, net of costs	(757,721)	—	757,721	(48,635)	—	—	—	(48,635)
Net income	—	—	—	—	—	19,729	—	19,729
Foreign currency translation adjustments	—	—	—	—	—	—	(1,315)	(1,315)
Balances, March 31, 2026	36,948,282	$40	3,292,276	$(226,903)	$741,544	$449,167	$(1,688)	$962,160

SPS COMMERCE, INC.	5	Form 10-Q for the Quarterly Period ended March 31, 2026

SPS COMMERCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(in thousands) (unaudited)	2026	2025
Cash flows from operating activities
Net income	$19,729	$22,196
Reconciliation of net income to net cash provided by operating activities
Deferred income taxes	713	(4,418)
Depreciation and amortization of property and equipment	5,834	4,957
Amortization of intangible assets	9,320	8,588
Provision for credit losses	1,973	1,822
Stock-based compensation	18,073	13,867
Other, net	(242)	168
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable	1,103	(7,443)
Deferred costs	1,265	(1,247)
Other assets and liabilities	(715)	1,174
Accounts payable	(792)	1,677
Accrued compensation	(5,988)	(7,948)
Accrued expenses	893	3,868
Deferred revenue	4,873	3,160
Operating leases	(410)	(438)
Net cash provided by operating activities	55,629	39,983
Cash flows from investing activities
Purchases of property and equipment	(7,140)	(6,150)
Acquisition of business, net	—	(141,636)
Net cash used in investing activities	(7,140)	(147,786)
Cash flows from financing activities
Repurchases of common stock	(47,124)	(40,000)
Net proceeds from exercise of options to purchase common stock	743	635
Net proceeds from employee stock purchase plan activity	520	411
Net cash used in financing activities	(45,861)	(38,954)
Effect of foreign currency exchange rate changes	288	661
Net increase (decrease) in cash and cash equivalents	2,916	(146,096)
Cash and cash equivalents at beginning of period	151,355	241,017
Cash and cash equivalents at end of period	$154,271	$94,921

See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.	6	Form 10-Q for the Quarterly Period ended March 31, 2026

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
This interim financial information has been prepared under the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and notes required by GAAP. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission (“SEC”). We have included all normal recurring adjustments considered necessary to provide a fair presentation of our financial position, results of operations, stockholders’ equity, and cash flows for the interim periods presented. Operating results for these interim periods are not necessarily indicative of the results to be expected for the full year.
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
Significant Accounting Policies
There were no material changes in our significant accounting policies, nor were there differences in the basis of our segmentation, during the three months ended March 31, 2026. See Note A to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC.

SPS COMMERCE, INC.	7	Form 10-Q for the Quarterly Period ended March 31, 2026

Accounting Pronouncements Recently Adopted

Standard	Date of Issuance	Description	Date of Adoption	Effect on the Financial Statements
ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets	July 2025	This amendment allows for entities to elect a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The practical expedient assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset.	2026	Upon adoption, the Company elected not to apply the current conditions practical expedient. The adoption did not have a material impact on our financial statements and related disclosures.
Accounting Pronouncements Not Yet Adopted

Standard	Date of Issuance	Description	Year of Required Adoption	Effect on the Financial Statements
ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)	November 2024	This amendment requires that an entity disclose in its notes to financial statements specified information about certain costs and expenses.	2027	We are currently evaluating the adoption on our financial statements and anticipate the impact will result in additional disclosure.
ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40)	September 2025	This amendment modernizes the accounting for software costs under Subtopic 350-40, Intangibles—Goodwill and Other—Internal-Use Software by removing all references to software development project stages. The amendment requires an entity to begin capitalizing software costs when (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended.	2028	We are currently evaluating the adoption on our financial statements and related disclosures.
ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvement	December 2025	The amendments in this update result in a comprehensive list of interim disclosures that are required by GAAP. The objective of the amendments is to provide clarity about the current requirements, rather than evaluate whether to expand or reduce interim disclosure requirements.	2028	We are currently evaluating the adoption on our interim financial statements and related disclosures.
NOTE B – Business Acquisitions
Carbon6 Technologies, Inc.
On December 30, 2024, we entered into a definitive agreement to acquire all of the outstanding equity ownership interests of Carbon6 Technologies, Inc. ("Carbon6"), a provider of software tools to Amazon sellers, including specialized offerings for revenue recovery for both first-party ("1P") and third-party ("3P") suppliers. The acquisition became effective on February 4, 2025 ("Close"). Pursuant to the definitive agreement, the total consideration transferred was $210.2 million, net of cash acquired. The consideration was comprised of $142.5 million paid in cash, net of cash acquired, and 378,100 shares of SPS common stock (valued at $67.7 million, determined at acquisition Close based on the price of SPS common stock). The shares were issued from SPS treasury shares. The purchase accounting for the acquisition is final. The goodwill associated with the acquisition is not deductible for income tax purposes.

SPS COMMERCE, INC.	8	Form 10-Q for the Quarterly Period ended March 31, 2026

Unaudited pro forma information has not been disclosed for the Carbon6 acquisition as it was not considered material to our condensed consolidated financial statements.
Purchase Price Allocations
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
The following table presents the purchase consideration and estimated fair values of acquired assets and liabilities recorded in the Company's condensed consolidated balance sheet as of the acquisition date:

(in thousands)	Carbon6
Cash paid	$144,855
Equity consideration	67,672
Total consideration	$212,527

Estimated fair value of assets and liabilities acquired:
Cash	2,306
Accounts receivable	5,868
Other assets, current and non-current	8,695
Intangible assets
Customer relationships	44,535
Developed technology	29,370
Deferred revenue	(604)
Other liabilities, current and non-current	(10,162)
Deferred income tax liabilities, net	(3,753)
Total fair value of assets and liabilities acquired	$76,255

Goodwill	$136,272
The following table summarizes the estimated useful lives for each acquired intangible asset:

Carbon6
Customer relationships	8.0 years
Developed technology	9.0 years
NOTE C – Revenue
Revenue by Product Type
We derive our revenues from the following revenue streams:

	Three Months Ended March 31,
(in thousands)	2026	2025
Recurring revenues:
Fulfillment	$164,309	$152,631
Analytics	14,132	13,702
Other	6,079	5,996
Recurring revenues	184,520	172,329
One-time revenues	7,601	9,220
Total revenue	$192,121	$181,549

SPS COMMERCE, INC.	9	Form 10-Q for the Quarterly Period ended March 31, 2026

Revenue by Geographic Area
Domestic revenue, which we define as revenue that was attributable to customers based within the United States ("U.S."), was as follows:

	Three Months Ended March 31,
	2026	2025
Domestic revenue	83%	85%
No single jurisdiction outside of the U.S. had revenues in excess of 10%.
Recurring Revenues
We define recurring revenue as active contracts during the reporting period under which the customer regularly pays us fees for subscription-based and reoccurring services. All components of the contracts that are not expected to recur (primarily set-ups and professional services) are excluded from recurring revenue.
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
The table below presents the activity of the portion of the deferred revenue liability relating to set-up fees. We expect to recognize $10.5 million of the balance as of March 31, 2026 as revenue over the next 12 months with the remaining amount recognized thereafter.

	Three Months Ended March 31,
(in thousands)	2026	2025
Balance, beginning of period	$14,625	$16,735
Invoiced set-up fees	3,658	3,407
Recognized set-up fees	(3,857)	(4,446)
Balance, end of period	$14,426	$15,696
Miscellaneous one-time revenues
Miscellaneous one-time fees primarily consist of professional services and testing and certification.
The contract period for these one-time fees is one year or less and recognized at the time service is provided. We have applied the optional exemption to not disclose information about the remaining performance obligations for miscellaneous one-time fee contracts since they have original durations of one year or less.

SPS COMMERCE, INC.	10	Form 10-Q for the Quarterly Period ended March 31, 2026

Deferred Revenue
We recognized revenue of $43.6 million and $42.8 million in the three months ended March 31, 2026 and 2025, respectively, from amounts included in deferred revenue at the beginning of the period.
NOTE D – Deferred Costs
The deferred costs activity was as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Balance, beginning of period	$87,412	$85,914
Incurred deferred costs	21,510	28,618
Amortized deferred costs	(22,722)	(26,009)
Balance, end of period	$86,200	$88,523
NOTE E – Fair Value Measurements
Cash equivalents, as measured at fair value on a recurring basis, consisted of the following:

		March 31, 2026			December 31, 2025
	Fair Value Level	Amortized Cost	Unrealized Gains (Losses), net	Fair Value	Amortized Cost	Unrealized Gains (Losses), net	Fair Value
(in thousands)
Cash equivalents:
Money market funds	Level 1	$108,789	$—	$108,789	$117,685	$—	$117,685
NOTE F – Allowance for Credit Losses
The allowance for credit losses activity, included in accounts receivable, net, was as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Balance, beginning of period	$7,129	$4,179
Provision for credit losses	1,973	1,822
Write-offs, net of recoveries	(2,205)	(1,208)
Balance, end of period	$6,897	$4,793

SPS COMMERCE, INC.	11	Form 10-Q for the Quarterly Period ended March 31, 2026

NOTE G – Property and Equipment, Net
Property and equipment, net consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
Internally developed software	$100,277	$94,859
Computer equipment	27,336	25,462
Leasehold improvements	16,086	15,044
Office equipment and furniture	9,569	9,159
Property and equipment, cost	153,268	144,524
Less: accumulated depreciation and amortization	(107,114)	(101,407)
Total property and equipment, net	$46,154	$43,117
Property and equipment, net located outside of the U.S. was as follows:

	March 31, 2026	December 31, 2025
International property and equipment	27%	26%
NOTE H – Goodwill and Intangible Assets, Net
Goodwill
The activity in goodwill was as follows:

(in thousands)	Three Months Ended March 31, 2026
Balance, beginning of period	$541,719
Foreign currency translation	(883)
Balance, end of period	$540,836
Intangible Assets
Intangible assets, net consisted of the following:

	March 31, 2026
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net	Weighted Average Remaining Amortization Period
Customer relationships	$217,661	$(77,207)	$(302)	$140,152	6.4 years
Developed technology	106,949	(40,907)	(125)	65,917	5.9 years
	$324,610	$(118,114)	$(427)	$206,069	6.2 years

	December 31, 2025
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net	Weighted Average Remaining Amortization Period
Customer relationships	$214,451	$(70,050)	$2,019	$146,420	6.6 years
Developed technology	105,599	(37,198)	994	69,395	6.1 years
	$320,050	$(107,248)	$3,013	$215,815	6.4 years

SPS COMMERCE, INC.	12	Form 10-Q for the Quarterly Period ended March 31, 2026

The estimated future annual amortization expense related to intangible assets is as follows:

(in thousands)
Remainder of 2026	$28,095
2027	36,885
2028	35,558
2029	29,110
2030	26,904
Thereafter	49,517
Total future amortization	$206,069
NOTE I – Commitments and Contingencies
Leases
Effective October 1, 2025, we executed the sixth amendment to our lease agreement (the "Amendment") for our current headquarters located in Minneapolis, Minnesota where we lease approximately 198,000 square feet. The Amendment extends the lease term to end in July 2043 and provides approximately $33 million of lease incentives, which were included in the initial measurement of the operating lease right-of-use asset. The Company expects to utilize approximately $18 million of these lease incentives during the year ending December 31, 2027, with the remaining balance to be utilized thereafter.
The components of lease expense were as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Operating lease cost	$764	$921
Variable lease cost	895	882
	$1,659	$1,803
Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$1,237	$1,457
Right-of-use assets obtained in exchange for operating lease liabilities	752	1,094
Supplemental balance sheet information related to operating leases was as follows:

	March 31, 2026	December 31, 2025
Weighted-average remaining lease term	11.7 years	11.0 years
Weighted-average discount rate	6.0%	6.0%

SPS COMMERCE, INC.	13	Form 10-Q for the Quarterly Period ended March 31, 2026

Future minimum lease payments under operating leases are presented net of lease incentives deemed payable at lease commencement. At March 31, 2026, our future minimum payments under operating leases were as follows:

(in thousands)
Remainder of 2026	3,372
2027	(16,648)
2028	1,329
2029	2,884
2030	2,932
Thereafter	30,161
Total future gross payments	24,030
Less: imputed interest	(17,412)
Total operating lease liabilities	$6,618
Purchase Commitments
We have entered into separate noncancelable agreements with computing infrastructure, productivity software, customer relationship management, and performance and security data analytics vendors for services through 2030. At March 31, 2026, our remaining purchase commitments and estimated purchase timing were as follows:

(in thousands)
Remainder of 2026	6,368
2027	3,472
2028	2,258
2029	1,318
2030	86
Total estimated future purchases	$13,502
NOTE J – Stockholders’ Equity
Share Repurchase Programs
Our Board of Directors has authorized multiple non-concurrent programs to repurchase our common stock. On February 10, 2026 (announced February 12, 2026), our Board of Directors approved an additional $200.0 million in repurchase authority under our previously announced share repurchase program ("2025 Program") that was approved on October 29, 2025 to repurchase up to $100.0 million of our common stock, excluding costs to obtain, for a total authorized repurchase amount of $300.0 million. Under the program, purchases may be made from time to time in the open market or in privately negotiated purchases, or both. The share repurchase program became effective December 1, 2025 and expires on December 1, 2027.
Details of the programs and activity thereunder through March 31, 2026 were as follows:

(in thousands)	Effective Date	Expiration Date	Share Value Authorized for Repurchase	Share Value Repurchased	Unused & Expired Share Repurchase Value	Share Value Available for Future Repurchase
2024 Program	August 2024	July 2026	100,000	99,990	$10	N/A
2025 Program	December 2025	December 2027	300,000	63,620	N/A	$236,380

SPS COMMERCE, INC.	14	Form 10-Q for the Quarterly Period ended March 31, 2026

Share repurchases are accounted for as the trade date occurs and are reflected in the condensed consolidated financial statements net of the costs incurred to acquire the shares. Share repurchases that have not yet settled in cash are included in accounts payable in the condensed consolidated balance sheet.
The share repurchase activity by period was as follows:

	Three Months Ended March 31,
(in thousands, except shares and per share amounts)	2026	2025
Number of shares repurchased	757,721	281,001
Total share repurchased cost	$48,635	$40,000
Average total cost per repurchased share	$64.19	$142.35
Treasury Stock Reissuance
In connection with the acquisition of Carbon6 the Company re-issued treasury shares as part of the purchase consideration (see Note B – Business Acquisitions for further information).
NOTE K – Stock-Based Compensation
Our equity compensation plans include grants of incentive and nonqualified stock options, performance share units (“PSUs”), restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and deferred stock units (“DSUs”), to employees, executive officers, and non-employee directors. We also provide an employee stock purchase plan (“ESPP”) and 401(k) match to eligible participants. At March 31, 2026, there were 10.8 million shares available for grant under approved equity compensation plans.
Stock-based compensation expense was allocated in the condensed consolidated statements of comprehensive income as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Cost of revenues	$3,156	$3,111
Operating expenses
Sales and marketing	4,260	2,427
Research and development	2,265	2,017
General and administrative	8,392	6,312
	$18,073	$13,867
Stock-based compensation expense by grant type or plan was as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Stock options	$491	$549
PSUs	4,534	3,007
RSUs & DSUs	11,426	8,633
RSAs	—	113
ESPP	825	836
401(k) stock match	797	729
	$18,073	$13,867
As of March 31, 2026, there was $117.0 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a primarily straight-line basis over a weighted average period of 2.7 years.

SPS COMMERCE, INC.	15	Form 10-Q for the Quarterly Period ended March 31, 2026

Stock Options
Our stock option activity was as follows:

	Three Months Ended March 31, 2026
	Options (#)	Weighted Average Exercise Price ($/share)
Outstanding, beginning of period	261,403	$121.47
Granted	129,122	57.95
Exercised	(18,312)	53.52
Forfeited	(3,127)	118.16
Outstanding, end of period	369,086	$102.65
Of the total outstanding options at March 31, 2026, 0.2 million were exercisable. The outstanding and exercisable options had a weighted average exercise price of $117.31 per share and a weighted average remaining contractual life of 2.8 years.
The weighted average grant date fair value of options granted during the three months ended March 31, 2026, was $20.76 per share. This was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Life (in years)	4.0
Volatility	39.9%
Dividend yield	—
Risk-free interest rate	3.5%
Performance Share Units, Restricted Stock Units and Awards, and Deferred Stock Units
In each of the quarters ended March 31, 2026, 2025, 2024, and 2023, we granted PSU awards with a target performance level. These awards are earned based upon our Company’s total shareholder return as compared to an indexed total shareholder return over the course of a fiscal based three-year performance period, starting in the year of grant. Earned awards vest in the quarter following the conclusion of the performance period. During the three months ended March 31, 2026, PSU awards granted in 2023 vested without achievement of the minimum threshold of performance level and therefore no shares of common stock were issued.
Activity for our PSUs, RSUs, RSAs, and DSUs in aggregate was as follows:

	Three Months Ended March 31, 2026
	#	Weighted Average Grant Date Fair Value ($/share)
Outstanding, beginning of period	1,006,417	$150.69
Granted	719,042	67.43
Vested and common stock issued	(167,041)	156.12
Forfeited	(106,770)	228.44
Outstanding, end of period	1,451,648	$103.11
The number of PSUs, RSUs, RSAs, and DSUs outstanding at March 31, 2026 included less than 0.1 million units that have vested, but the shares of common stock have not yet been issued, pursuant to the terms of the underlying agreements.

SPS COMMERCE, INC.	16	Form 10-Q for the Quarterly Period ended March 31, 2026

Employee Stock Purchase Plan
Our ESPP activity was as follows:

	Three Months Ended March 31,
(in thousands, except shares)	2026	2025
Amounts for shares purchased	$520	$411
Shares purchased	6,795	2,630
A total of 1.5 million shares of common stock are reserved for issuance under the ESPP at March 31, 2026.
The fair value was estimated based on the market price of our common stock at the beginning of the offering period using the following assumptions:

Life (in years)	0.5
Volatility	41.2%
Dividend yield	—
Risk-free interest rate	4.3%
NOTE L – Income Taxes
We record our interim provision for income taxes by applying our estimated annual effective tax rate to our year-to-date pre-tax income and adjust the provision for discrete tax items recorded in the period. Our provision for income taxes includes current federal, state, and foreign income tax expense, as well as deferred tax expense.
Differences between our effective tax rate and statutory tax rates are primarily due to the impact of permanently non-deductible expenses partially offset by the federal research and development credits and tax benefits associated with foreign-derived deduction-eligible income. Additionally, excess tax benefits generated upon settlement or exercise of stock awards are recognized as a reduction to income tax expense as a discrete tax item in the quarter that the event occurs, creating potentially significant fluctuation in tax expense by quarter and by year.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law in the U.S., making permanent most of the expiring key provisions of the 2017 Tax Cuts and Jobs Act, including, but not limited to, U.S. corporate international tax provisions, federal bonus depreciation, and deductions for domestic research and development expenditures. We evaluated the OBBBA and estimate the 2026 impact to be primarily a reduction in cash taxes due to the accelerated deduction of previously capitalized research and experimental expenditures. We continue to monitor the impact of state conformity legislation. The remaining provision of the OBBBA is not expected to have a material impact.
NOTE M – Other Income and Expense
Other income, net included the following:

	Three Months Ended March 31,
(in thousands)	2026	2025
Investment income	$1,151	$1,849
Realized gain from investments and foreign currency transactions	120	366
Other income (expense), net	134	(8)
Total other income, net	$1,405	$2,207

SPS COMMERCE, INC.	17	Form 10-Q for the Quarterly Period ended March 31, 2026

NOTE N – Net Income Per Share
The components and computation of basic and diluted net income per share were as follows:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2026	2025
Numerator
Net income	$19,729	$22,196
Denominator
Weighted average common shares outstanding, basic	37,379	37,990
Options to purchase common stock and ESPP	11	101
PSUs, RSUs, RSAs, and DSUs	52	72
Weighted average common shares outstanding, diluted	37,442	38,163
Net income per share
Basic	$0.53	$0.58
Diluted	$0.53	$0.58
The number of outstanding potential common shares that were excluded from the calculation of diluted net income per share as they were anti-dilutive was as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Anti-dilutive shares	995	290

SPS COMMERCE, INC.	18	Form 10-Q for the Quarterly Period ended March 31, 2026

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward looking statements regarding us, our business prospects and our results of operations are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Similarly, statements that describe our future plans, objectives or goals are also forward-looking. Forward-looking statements may also be made from time to time in oral presentations, including telephone conferences and/or webcasts open to the public. Shareholders, potential investors, and others are cautioned that all forward-looking statements involve risks and uncertainties that could cause results in future periods to differ materially from those anticipated by some of the statements made in this report, including the risks and uncertainties described under the heading “Risk Factors” appearing in our Annual Report on Form 10-K for the year ended December 31, 2025, as may be updated in our subsequent Quarterly Reports on Form 10-Q or other filings from time to time. We expressly disclaim any intent or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that advise interested parties of the risks and factors that may affect our business.
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
Key Financial Terms, Metrics and Non-GAAP Measures
We have several key financial terms, metrics, and non-GAAP measures as discussed in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Recurring Revenue - We define recurring revenue as active contracts during the reporting period under which the customer regularly pays us fees for subscription-based and reoccurring services. All components of the contracts that are not expected to recur (primarily set-ups and professional services) are excluded from recurring revenue.
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

SPS COMMERCE, INC.	19	Form 10-Q for the Quarterly Period ended March 31, 2026

Annual Revenue Per User ("ARPU") - We calculate the annualized average recurring revenues per recurring revenue customer, by dividing the annualized recurring revenues for the period by the average of the beginning and ending number of recurring revenue customers for the period.
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
During the three months ended March 31, 2026, there were no changes in our critical accounting policies or estimates. For additional information regarding our critical accounting policies and estimates, see the discussion under "Critical Accounting Policies and Estimates" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC.
Liquidity and Capital Resources
Sources of Liquidity
As of March 31, 2026, our principal sources of liquidity were cash and cash equivalents of $154.3 million and net accounts receivable of $65.1 million.

SPS COMMERCE, INC.	20	Form 10-Q for the Quarterly Period ended March 31, 2026

Statements of Cash Flows Summary
The summary of activity within the condensed consolidated statements of cash flows was as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net cash provided by operating activities	$55,629	$39,983
Net cash used in investing activities	(7,140)	(147,786)
Net cash used in financing activities	(45,861)	(38,954)
Operating Activities
The increase in cash provided by operating activities from the three months ended March 31, 2025 to the three months ended March 31, 2026 was primarily due to an increase in net income, as adjusted, for non-cash expenses of $8.2 million. Additionally, fluctuations in operating assets and liabilities resulted in an increase of $7.4 million driven by changes in the amount and timing of settlements.
Investing Activities
The decrease in cash used in investing activities from the three months ended March 31, 2025 to the three months ended March 31, 2026 was primarily due to cash used in the prior year to acquire a business of $141.6 million.
Financing Activities
The increase in cash used in financing activities from the three months ended March 31, 2025 to the three months ended March 31, 2026 was primarily due to an increase in cash used for share repurchases of $7.1 million year-over-year to continue to deliver shareholder value.
Contractual and Commercial Commitment Summary
Our contractual obligations and commercial commitments as of March 31, 2026 are summarized below:

	Payments Due by Period
(in thousands)	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Operating lease obligations(1)	$(9,361)	$(1,853)	$5,825	$29,419	$24,030
Purchase commitments	8,000	5,416	86	—	13,502
Total	$(1,361)	$3,563	$5,911	$29,419	$37,532
(1) Operating lease obligations include imputed interest and are presented net of lease incentives deemed payable at lease commencement. We expect to utilize approximately $18 million of the available lease incentives under the sixth amendment to our current headquarters lease during the year ending December 31, 2027, with the approximately remaining $15 million to be utilized thereafter.

SPS COMMERCE, INC.	21	Form 10-Q for the Quarterly Period ended March 31, 2026

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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity Risk
The principal objectives of our investment activities are to preserve principal, provide liquidity, and maximize income consistent with minimizing risk of material loss. We are exposed to market risk related to changes in interest rates. We may choose based on our investment strategy to hold cash, cash equivalents, and investments in interest-bearing or non-interest-bearing accounts. Based upon a sensitivity model, an immediate hypothetical 50-basis point change in interest rates on interest-bearing balances at March 31, 2026, would have resulted in a $0.2 million impact on our investment income included in net income for the three months ended March 31, 2026. We do not enter into investments for trading or speculative purposes. We did not have any variable interest rate outstanding debt as of March 31, 2026.

SPS COMMERCE, INC.	22	Form 10-Q for the Quarterly Period ended March 31, 2026

Results of Operations
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
The following table presents our results of operations for the periods indicated:

	Three Months Ended March 31,
	2026		2025		Change
($ in thousands)	$	% of revenue(1)	$	% of revenue(1)	$	%
Revenues	$192,121	100%	$181,549	100%	$10,572	6%
Cost of revenues	59,217	31	56,914	31	2,303	4
Gross profit	132,904	69	124,635	69	8,269	7
Operating expenses
Sales and marketing	44,734	23	41,634	23	3,100	7
Research and development	17,917	9	17,439	10	478	3
General and administrative	36,374	19	31,018	17	5,356	17
Amortization of intangible assets	9,320	5	8,588	5	732	9
Total operating expenses	108,345	56	98,679	54	9,666	10
Income from operations	24,559	13	25,956	14	(1,397)	(5)
Other income, net	1,405	1	2,207	1	(802)	(36)
Income before income taxes	25,964	14	28,163	16	(2,199)	(8)
Income tax expense	6,235	3	5,967	3	268	4
Net income	$19,729	10%	$22,196	12%	$(2,467)	(11)%

(1) Amounts in column may not foot due to rounding
Revenues - The increase in revenue period-over-period resulted from an increase in recurring revenue customers that was driven primarily by business acquisitions and continued business growth.
•ARPU decreased 2% to approximately $13,550 for the three months ended March 31, 2026. The decrease was driven by the addition of 3P recurring revenue customers, which have much lower ARPU, partially offset by the increased usage of our products by our 1P recurring revenue customers.
•The number of recurring revenue customers increased 0.1% to approximately 54,200 at March 31, 2026. Of the total recurring revenue customers, approximately 46,900 are 1P recurring revenue customers and the remainder are 3P recurring revenue customers. New recurring revenue customers do not have a meaningful contribution to revenue at the beginning of their tenure, and therefore a majority of the increased revenue was generated from existing recurring revenue customers.
•Approximately 8,500 recurring revenue customers were added in February 2025 due to the acquisition of the existing customer base of Carbon6, of which approximately 300 are 1P recurring revenue customers and the remainder are 3P recurring revenue customers.
Recurring revenues increased 7% to $184.5 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Recurring revenues accounted for 96% and 94% of our total revenues for the three months ended March 31, 2026 and 2025, respectively. We anticipate that the number of recurring revenue customers and ARPU will increase as we execute our growth strategy focused on further penetration of our market.
Cost of Revenues - The increase in cost of revenues was primarily driven by $1.0 million of lower capitalization of deferred costs due to slowed hiring, as well as $0.7 million of expenses associated with an all-company meeting held in the current quarter, previously held in the fourth quarter of the calendar year.
Sales and Marketing Expenses - The increase in sales and marketing expense was primarily driven by a $1.8 million increase in stock-based compensation related to leadership transitions.

SPS COMMERCE, INC.	23	Form 10-Q for the Quarterly Period ended March 31, 2026

Research and Development Expenses - The increase in research and development expense was primarily due to higher stock-based compensation expense and increased software subscription costs. The rise in software subscription costs was further attributable to expanded investment in our artificial intelligence strategy.
General and Administrative Expenses - The increase in general and administrative expense was primarily driven by a $2.8 million increase in total compensation and personnel-related costs related to non-capitalizable activities supporting enterprise system implementations. Additionally, stock-based compensation expense increased by $2.1 million, partially attributable to $1.1 million of expense recognized from the contractual acceleration of equity-related awards upon executive retirement.
Amortization of Intangible Assets - The increase in amortization of intangible assets was driven by acquired intangible assets related to recent business combinations.
Other Income, Net - The decrease in other income, net was primarily due to a decrease in investment income.
Income Tax Expense - The increase in income tax expense was primarily driven by the reduction in tax benefits recognized from equity award exercise and settlement activity due to the fluctuations in share price. The increase was partially offset by the decrease in pre-tax book income and increased benefit for research & development tax credits.
Adjusted EBITDA - Adjusted EBITDA consists of net income adjusted for income tax expense, depreciation and amortization expense, stock-based compensation expense, realized gain from investments and foreign currency transactions, investment income, and other adjustments as necessary for a fair presentation. Other adjustments for the three months ended March 31, 2026, included the expense impact from disposals of other equipment. Net income is the most directly comparable GAAP measure of financial performance.
The following table provides a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net income	$19,729	$22,196
Income tax expense	6,235	5,967
Depreciation and amortization of property and equipment	5,834	4,957
Amortization of intangible assets	9,320	8,588
Stock-based compensation expense	18,073	13,867
Realized gain from investments and foreign currency transactions	(120)	(366)
Investment income	(1,151)	(1,849)
Other	11	1,013
Adjusted EBITDA	$57,931	$54,373
Adjusted EBITDA Margin - Adjusted EBITDA Margin consists of Adjusted EBITDA divided by revenue. Margin, the comparable GAAP measure of financial performance, consists of net income divided by revenue.
The following table provides a comparison of Margin to Adjusted EBITDA Margin:

	Three Months Ended March 31,
(in thousands, except Margin and Adjusted EBITDA Margin)	2026	2025
Revenue	$192,121	$181,549

Net income	19,729	22,196
Margin	10%	12%

Adjusted EBITDA	57,931	54,373
Adjusted EBITDA Margin	30%	30%

SPS COMMERCE, INC.	24	Form 10-Q for the Quarterly Period ended March 31, 2026

Non-GAAP Income per Share - Non-GAAP income per share consists of net income adjusted for stock-based compensation expense, amortization expense related to intangible assets, realized gain from investments and foreign currency transactions, other adjustments as necessary for a fair presentation, including for the three months ended March 31, 2026, the expense impact from disposals of other equipment, and the corresponding tax impacts of the adjustments to net income, divided by the weighted average number of shares of common and diluted stock outstanding during each period. Net income per share, the most directly comparable GAAP measure of financial performance, consists of net income divided by the weighted average number of shares of common and diluted stock outstanding during each period. To quantify the tax effects, we recalculated income tax expense excluding the direct book and tax effects of the specific items constituting the non-GAAP adjustments. The difference between this recalculated income tax expense and GAAP income tax expense is presented as the income tax effect of the non-GAAP adjustments.
The following table provides a reconciliation of net income per share to non-GAAP income per share:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2026	2025
Net income	$19,729	$22,196
Stock-based compensation expense	18,073	13,867
Amortization of intangible assets	9,320	8,588
Realized gain from investments and foreign currency transactions	(120)	(366)
Other	11	1,013
Income tax effects of adjustments	(5,879)	(7,285)
Non-GAAP income	$41,134	$38,013

Shares used to compute net income and non-GAAP income per share
Basic	37,379	37,990
Diluted	37,442	38,163

Net income per share, basic	$0.53	$0.58
Non-GAAP adjustments to net income per share, basic	0.57	0.42
Non-GAAP income per share, basic	$1.10	$1.00

Net income per share, diluted	$0.53	$0.58
Non-GAAP adjustments to net income per share, diluted	0.57	0.42
Non-GAAP income per share, diluted	$1.10	$1.00
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
Our sales are primarily denominated in U.S. dollars. Our expenses are generally denominated in the local currencies in which our operations are located. As of March 31, 2026, we maintained 9% of our total cash and cash equivalents in foreign currencies. Based upon a sensitivity model, an immediate hypothetical 10% unfavorable change in all foreign currency exchange rates would have resulted in a $1.5 million impact on our cash and cash equivalents held in currencies other than the U.S. dollar as of March 31, 2026.
We have not used any forward contracts or currency borrowings to hedge our exposure to foreign currency exchange risk, although we may do so in the future.
During the three months ended March 31, 2026, inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

SPS COMMERCE, INC.	25	Form 10-Q for the Quarterly Period ended March 31, 2026

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.
Changes in Internal Control over Financial Reporting
The Company is in the process of implementing new enterprise systems for financial and human capital management. As previously disclosed, during December 2025, we implemented new enterprise systems to replace certain legacy systems that were used for human capital management and payroll operations. We continued the integration of these systems during the quarter ended March 31, 2026, including the modification and implementation of related internal controls and procedures, which resulted in a material change to our internal control over financial reporting.
Except as described above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SPS COMMERCE, INC.	26	Form 10-Q for the Quarterly Period ended March 31, 2026

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
Item 1A.    Risk Factors
There have been no material changes in our risk factors from those disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(c) Share Repurchases
Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
January 1 - 31, 2026	108,000	$91.33	108,000	$75,136,000
February 1 - 28, 2026	310,433	60.42	310,433	256,380,000
March 1 - 31, 2026	339,288	58.95	339,288	236,380,000
Total	757,721	$64.17	757,721	$236,380,000
For more information regarding our share repurchase programs, refer to Note J to our condensed consolidated financial statements, included in Part I of this Quarterly Report on Form 10-Q.
Item 3.    Defaults Upon Senior Securities
Not Applicable.
Item 4.    Mine Safety Disclosures
Not Applicable.

SPS COMMERCE, INC.	27	Form 10-Q for the Quarterly Period ended March 31, 2026

Item 5.    Other Information
Insider Adoption or Termination of Trading Arrangements
During the three months ended March 31, 2026, the following officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted written plans for the sale of our securities that are intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act:

Name	Title	Adoption Date	Earliest Sale Date	Expiration or Termination Date	Aggregate Number of Shares of the Company's Common Stock to be Sold(1)
Kimberly Nelson	Former Chief Financial Officer	February 23, 2026	May 25, 2026	March 15, 2027	19,453
Eduardo Rosini	Executive Vice President & Chief Commercial Officer	March 13, 2026	December 1, 2026	March 31, 2027	47,595
(1) The number of shares is the maximum number of shares to be sold but the actual activity may be lower. Transaction(s) may be contingent upon future events such as performance factors, tax withholding obligations, and/or future market price(s).
There were no other Rule 10b5-1(c) trading arrangements or non-Rule 10b5-1(c) trading arrangements adopted, modified or terminated by the Company's officers and directors during the three months ended March 31, 2026.
Item 6.    Exhibits

Number	Description
3.1	Tenth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on May 16, 2024).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Form 10-K filed with the SEC on February 21, 2023).

10.1	Form of Performance Stock Unit Agreement under 2010 Equity Incentive Plan, amended as of April 2026 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on April 14, 2026).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T (filed herewith). The XBRL instance document does not appear in the Interactive Data File because its tags are embedded within the Inline XBRL document.

104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL.

SPS COMMERCE, INC.	28	Form 10-Q for the Quarterly Period ended March 31, 2026

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 30, 2026	SPS COMMERCE, INC.

/s/ JOSEPH DEL PRETO
Joseph Del Preto
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

SPS COMMERCE, INC.	29	Form 10-Q for the Quarterly Period ended March 31, 2026