Form 10-Q/A
period 2026-03-31
SPS COMMERCE INC
filed 2026-07-21
CIK 1092699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE

SPS Commerce, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, which was originally filed with the Securities and Exchange Commission (the “SEC”) on April 30, 2026 (the “Original Filing”). This Amendment is being filed to revise Part II “Item 5. Other Information” to add disclosure regarding a Rule 10b5-1 trading arrangement (as defined in Item 408(a) of Regulation S-K) entered into by Chadwick Collins, Chief Executive Officer and Director of the Company, during the quarter ended March 31, 2026, which was inadvertently omitted from the disclosure included in the Original Filing.

In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment, under Part II, Item 6 hereof, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. Because no financial statements are included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. The Company is also not including new certifications under Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) (Section 906 of the Sarbanes-Oxley Act of 2002), as no financial statements are being filed with this Amendment.

Other than as expressly set forth herein, this Amendment does not, and does not purport to, amend, update or restate the information in the Original Filing or reflect any events that have occurred after the date the Original Filing was made. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time as of which the Original Filing was made. No changes have been made to the financial statements of the Company as contained in the Original Filing. Accordingly, this Amendment should be read together with the Original Filing and the Company’s other filings with the SEC.

PART II. – OTHER INFORMATION
Item 5.    Other Information
Insider Adoption or Termination of Trading Arrangements
During the three months ended March 31, 2026, the following officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted written plans for the sale of our securities that are intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act:

Name	Title	Adoption Date	Earliest Sale Date	Expiration or Termination Date	Aggregate Number of Shares of the Company's Common Stock to be Sold(1)
Kimberly Nelson	Former Chief Financial Officer	February 23, 2026	May 25, 2026	March 15, 2027	19,453
Eduardo Rosini	Executive Vice President & Chief Commercial Officer	March 13, 2026	December 1, 2026	March 31, 2027	47,595
Chadwick Collins	Chief Executive Officer and Director	March 10, 2026	December 31, 2026	March 15, 2027	69,553
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

104	The cover page from this Quarterly Report on Form 10-Q/A, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 21, 2026	SPS COMMERCE, INC.

/s/ JOSEPH DEL PRETO
Joseph Del Preto
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)