Form 10-Q
period 2026-06-30
SPS COMMERCE INC
filed 2026-07-30
CIK 1092699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding at July 23, 2026 was 36,000,174 shares.

SPS COMMERCE, INC.
QUARTERLY REPORT ON FORM 10-Q
Unless the context otherwise requires, for purposes of the Quarterly Report on Form 10-Q, the words “we,” “us,” “our,” the “Company,” “SPS,” and “SPS Commerce” refer to SPS Commerce, Inc.

SPS COMMERCE, INC.	2	Form 10-Q for the Quarterly Period ended June 30, 2026

PART I. – FINANCIAL INFORMATION
Item 1. Financial Statements
SPS COMMERCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except shares)	June 30, 2026	December 31, 2025
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$173,167	$151,355
Accounts receivable	71,681	75,295
Allowance for credit losses	(7,994)	(7,129)
Accounts receivable, net	63,687	68,166
Deferred costs	64,001	66,693
Other assets	29,541	49,090
Total current assets	330,396	335,304
Property and equipment, net	44,142	43,117
Operating lease right-of-use assets	4,985	5,025
Goodwill	539,411	541,719
Intangible assets, net	172,446	215,815
Other assets
Deferred costs, non-current	20,296	20,719
Deferred income tax assets	514	493
Other assets, non-current	13,239	7,667
Total assets	$1,125,429	$1,169,859
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,484	$13,757
Accrued compensation	39,470	47,577
Accrued expenses	14,901	13,074
Deferred revenue	80,867	75,590
Operating lease liabilities	1,540	4,353
Total current liabilities	146,262	154,351
Other liabilities
Deferred revenue, non-current	4,720	5,288
Operating lease liabilities, non-current	4,766	2,839
Deferred income tax liabilities	30,928	33,201
Other liabilities, non-current	271	287
Total liabilities	186,947	195,966
Commitments and contingencies (Note I)
Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 110,000,000 shares authorized; 40,392,619 and 40,048,410 shares issued; and 36,194,528 and 37,517,239 shares outstanding, respectively	40	40
Treasury stock, at cost; 4,198,091 and 2,531,171 shares, respectively	(276,922)	(177,949)
Additional paid-in capital	763,354	722,737
Retained earnings	456,031	429,438
Accumulated other comprehensive loss	(4,021)	(373)
Total stockholders’ equity	938,482	973,893
Total liabilities and stockholders’ equity	$1,125,429	$1,169,859
See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.	3	Form 10-Q for the Quarterly Period ended June 30, 2026

SPS COMMERCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts) (unaudited)	2026	2025	2026	2025
Revenues	$197,815	$187,400	$389,936	$368,949
Cost of revenues	59,028	59,826	118,245	116,740
Gross profit	138,787	127,574	271,691	252,209
Operating expenses
Sales and marketing	43,936	43,434	88,670	85,068
Research and development	16,957	17,271	34,874	34,710
General and administrative	36,646	30,890	73,020	61,908
Amortization of intangible assets	9,381	9,509	18,701	18,097
Loss on sale of business	23,454	—	23,454	—
Total operating expenses	130,374	101,104	238,719	199,783
Income from operations	8,413	26,470	32,972	52,426
Other income, net	1,997	773	3,402	2,980
Income before income taxes	10,410	27,243	36,374	55,406
Income tax expense	3,546	7,510	9,781	13,477
Net income	$6,864	$19,733	$26,593	$41,929

Other comprehensive income (expense)
Foreign currency translation adjustments	(2,333)	8,151	(3,648)	10,378
Comprehensive income	$4,531	$27,884	$22,945	$52,307

Net income per share
Basic	$0.19	$0.52	$0.72	$1.10
Diluted	$0.19	$0.52	$0.72	$1.10

Weighted average common shares used to compute net income per share
Basic	36,533	37,965	36,953	37,978
Diluted	36,577	38,099	37,026	38,132

See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.	4	Form 10-Q for the Quarterly Period ended June 30, 2026

SPS COMMERCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Total Stockholders' Equity
(in thousands, except shares) (unaudited)	Shares	Amount	Shares	Amount
Balances, March 31, 2025	38,001,227	$40	1,831,869	$(102,096)	$672,138	$358,295	$(7,456)	$920,921
Stock-based compensation	—	—	—	—	14,219	—	—	14,219
Shares issued pursuant to stock awards	27,642	—	—	—	1,741	—	—	1,741
Employee stock purchase plan activity	43,349	—	—	—	5,015	—	—	5,015
Repurchases of common stock, net of costs	(144,786)	—	144,786	(20,000)	—	—	—	(20,000)
Net income	—	—	—	—	—	19,733	—	19,733
Foreign currency translation adjustments	—	—	—	—	—	—	8,151	8,151
Balances, June 30, 2025	37,927,432	$40	1,976,655	$(122,096)	$693,113	$378,028	$695	$949,780

Balances, March 31, 2026	36,948,282	$40	3,292,276	$(226,903)	$741,544	$449,167	$(1,688)	$962,160
Stock-based compensation	—	—	—	—	17,886	—	—	17,886
Shares issued pursuant to stock awards	73,768	—	—	—	123	—	—	123
Employee stock purchase plan activity	78,293	—	—	—	3,801	—	—	3,801
Repurchases of common stock, net of costs	(905,815)	—	905,815	(50,019)	—	—	—	(50,019)
Net income	—	—	—	—	—	6,864	—	6,864
Foreign currency translation adjustments	—	—	—	—	—	—	(2,333)	(2,333)
Balances, June 30, 2026	36,194,528	$40	4,198,091	$(276,922)	$763,354	$456,031	$(4,021)	$938,482

SPS COMMERCE, INC.	5	Form 10-Q for the Quarterly Period ended June 30, 2026

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Total Stockholders' Equity
(in thousands, except shares) (unaudited)	Shares	Amount	Shares	Amount
Balances, December 31, 2024	37,661,308	$40	1,928,968	$(99,748)	$627,982	$336,099	$(9,683)	$854,690
Stock-based compensation	—	—	—	—	27,357	—	—	27,357
Shares issued pursuant to stock awards	267,832	—	—	—	2,406	—	—	2,406
Employee stock purchase plan activity	45,979	—	—	—	5,426	—	—	5,426
Repurchases of common stock, net of costs	(425,787)	—	425,787	(60,000)	—	—	—	(60,000)
Reissuances of treasury stock	378,100	—	(378,100)	37,652	29,942	—	—	67,594
Net income	—	—	—	—	—	41,929	—	41,929
Foreign currency translation adjustments	—	—	—	—	—	—	10,378	10,378
Balances, June 30, 2025	37,927,432	$40	1,976,655	$(122,096)	$693,113	$378,028	$695	$949,780

Balances, December 31, 2025	37,517,239	$40	2,531,171	$(177,949)	$722,737	$429,438	$(373)	$973,893
Stock-based compensation	—	—	—	—	35,193	—	—	35,193
Shares issued pursuant to stock awards	259,121	—	—	—	1,103	—	—	1,103
Employee stock purchase plan activity	85,088	—	—	—	4,321	—	—	4,321
Shares withheld for net share settlement	(3,384)	—	3,384	(319)	—	—	—	(319)
Repurchases of common stock, net of costs	(1,663,536)	—	1,663,536	(98,654)	—	—	—	(98,654)
Net income	—	—	—	—	—	26,593	—	26,593
Foreign currency translation adjustments	—	—	—	—	—	—	(3,648)	(3,648)
Balances, June 30, 2026	36,194,528	$40	4,198,091	$(276,922)	$763,354	$456,031	$(4,021)	$938,482
See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.	6	Form 10-Q for the Quarterly Period ended June 30, 2026

SPS COMMERCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(in thousands) (unaudited)	2026	2025
Cash flows from operating activities
Net income	$26,593	$41,929
Reconciliation of net income to net cash provided by operating activities
Deferred income taxes	(4,412)	(5,914)
Depreciation and amortization of property and equipment	11,984	9,948
Amortization of intangible assets	18,701	18,097
Provision for credit losses	4,621	4,111
Stock-based compensation	36,769	28,865
Loss on sale of business	23,454	—
Other, net	(1,445)	274
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable	(2,139)	(13,713)
Deferred costs	2,797	(412)
Other assets and liabilities	11,871	(2,258)
Accounts payable	(3,236)	2,082
Accrued compensation	(9,551)	(11,006)
Accrued expenses	1,419	(1,833)
Deferred revenue	5,087	3,012
Operating leases	(854)	(876)
Net cash provided by operating activities	121,659	72,306
Cash flows from investing activities
Purchases of property and equipment	(15,738)	(12,815)
Proceeds from sale, net	8,768	—
Acquisition of business, net	—	(142,628)
Net cash used in investing activities	(6,970)	(155,443)
Cash flows from financing activities
Repurchases of common stock	(98,358)	(59,558)
Net proceeds from exercise of options to purchase common stock	866	2,406
Net proceeds from employee stock purchase plan activity	4,321	5,426
Net cash used in financing activities	(93,171)	(51,726)
Effect of foreign currency exchange rate changes	294	1,449
Net increase (decrease) in cash and cash equivalents	21,812	(133,414)
Cash and cash equivalents at beginning of period	151,355	241,017
Cash and cash equivalents at end of period	$173,167	$107,603

See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.	7	Form 10-Q for the Quarterly Period ended June 30, 2026

SPS COMMERCE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE A – General
Business Description
SPS Commerce is the leading intelligent supply chain network that connects retailers, brands, distributors, manufacturers, and logistics providers through shared infrastructure built to handle the complexity of modern commerce operations. Our network enables companies to connect once and immediately transact with thousands of trading partners without negotiating standards, building integrations, or maintaining compliance logic.
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
This interim financial information has been prepared under the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and notes required by GAAP. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission (“SEC”). We have included all normal recurring adjustments which are, in the opinion of management, considered necessary to provide a fair presentation of our financial position, results of operations, stockholders’ equity, and cash flows for the interim periods presented. Operating results for these interim periods are not necessarily indicative of the results to be expected for the full year.
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
Significant Accounting Policies
There were no material changes in our significant accounting policies, nor were there differences in the basis of our segmentation, during the six months ended June 30, 2026. See Note A to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC.

SPS COMMERCE, INC.	8	Form 10-Q for the Quarterly Period ended June 30, 2026

Accounting Pronouncements Recently Adopted

Standard	Date of Issuance	Description	Date of Adoption	Effect on the Financial Statements
ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets	July 2025	This amendment allows for entities to elect a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The practical expedient assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset.	2026	Upon adoption, the Company elected not to apply the current conditions practical expedient. The adoption did not have a material impact on our financial statements and related disclosures.
Accounting Pronouncements Not Yet Adopted

Standard	Date of Issuance	Description	Year of Required Adoption	Effect on the Financial Statements
ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)	November 2024	This amendment requires that an entity disclose in its notes to financial statements specified information about certain costs and expenses.	2027	We are currently evaluating the adoption on our financial statements and anticipate the impact will result in additional disclosure.
ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40)	September 2025	This amendment modernizes the accounting for software costs under Subtopic 350-40, Intangibles—Goodwill and Other—Internal-Use Software by removing all references to software development project stages. The amendment requires an entity to begin capitalizing software costs when (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended.	2028	We are currently evaluating the adoption on our financial statements and related disclosures.
ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvement	December 2025	The amendments in this update result in a comprehensive list of interim disclosures that are required by GAAP. The objective of the amendments is to provide clarity about the current requirements, rather than evaluate whether to expand or reduce interim disclosure requirements.	2028	We are currently evaluating the adoption on our interim financial statements and related disclosures.
ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818)	May 2026	This standard establishes guidance for the recognition, measurement, presentation, and disclosure of environmental credits and environmental credit obligations.	2028	We are currently evaluating the adoption, but do not expect a material impact on our financial statements and related disclosures.

SPS COMMERCE, INC.	9	Form 10-Q for the Quarterly Period ended June 30, 2026

NOTE B – Business Acquisitions and Other Transactions
Divestiture of 3P Revenue Recovery Business
On June 30, 2026, we completed our sale of the third-party ("3P") portion of the revenue recovery business and received $8.8 million in cash, net of cash transferred. The transaction enables us to focus on first-party ("1P") suppliers whose retail trading relationships are better aligned with our core solutions.
The assets and liabilities transferred in the transaction primarily consisted of intangible assets as well as goodwill and working capital balances associated with the divested business. The divested business represented an immaterial portion of our consolidated operations and financial position.
In connection with the sale, we recognized a loss of approximately $23.5 million, which is included in operating income in the accompanying condensed consolidated statements of comprehensive income. The transaction did not qualify for discontinued operations presentation and does not represent a strategic shift nor is it expected to have a material impact on the Company's future consolidated results of operations, financial position, or cash flows.
Carbon6 Technologies, Inc.
On December 30, 2024, we entered into a definitive agreement to acquire all of the outstanding equity ownership interests of Carbon6 Technologies, Inc. ("Carbon6"), a provider of software tools to Amazon sellers, including specialized offerings for revenue recovery for both 1P and 3P suppliers. The acquisition became effective on February 4, 2025 ("Close"). Pursuant to the definitive agreement, the total consideration transferred was $210.2 million, net of cash acquired. The consideration was comprised of $142.5 million paid in cash, net of cash acquired, and 378,100 shares of SPS common stock (valued at $67.7 million, determined at acquisition Close based on the price of SPS common stock). The shares were issued from SPS treasury shares. The purchase accounting for the acquisition is final. The goodwill associated with the acquisition is not deductible for income tax purposes.

SPS COMMERCE, INC.	10	Form 10-Q for the Quarterly Period ended June 30, 2026

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
The following table presents the purchase consideration and estimated fair values of acquired assets and liabilities recorded in the Company's condensed consolidated balance sheet as of the acquisition date:

(in thousands)	Carbon6
Cash paid	$144,855
Equity consideration	67,672
Total consideration	$212,527

Estimated fair value of assets and liabilities acquired:
Cash	2,306
Accounts receivable	5,868
Other assets, current and non-current	8,695
Intangible assets
Customer relationships	44,535
Developed technology	29,370
Deferred revenue	(604)
Other liabilities, current and non-current	(10,162)
Deferred income tax liabilities, net	(3,753)
Total fair value of assets and liabilities acquired	$76,255

Goodwill	$136,272
The following table summarizes the estimated useful lives for each acquired intangible asset:

Carbon6
Customer relationships	8.0 years
Developed technology	9.0 years
NOTE C – Revenue
Revenue by Product Type
We derive our revenues from the following revenue streams:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Recurring revenues:
Fulfillment	$169,979	$158,991	$334,288	$311,622
Analytics	14,139	13,944	28,271	27,646
Other	6,304	6,186	12,383	12,182
Recurring revenues	190,422	179,121	374,942	351,450
One-time revenues	7,393	8,279	14,994	17,499
Total revenue	$197,815	$187,400	$389,936	$368,949

SPS COMMERCE, INC.	11	Form 10-Q for the Quarterly Period ended June 30, 2026

Revenue by Geographic Area
Domestic revenue, which we define as revenue that was attributable to customers based within the United States ("U.S."), was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Domestic revenue	83%	85%	83%	85%
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
The table below presents the activity of the portion of the deferred revenue liability relating to set-up fees. We expect to recognize $10.6 million of the balance as of June 30, 2026 as revenue over the next 12 months with the remaining amount recognized thereafter.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Balance, beginning of period	$14,426	$15,696	$14,625	$16,735
Invoiced set-up fees	3,276	3,542	6,934	6,949
Recognized set-up fees	(3,733)	(4,231)	(7,590)	(8,677)
Balance, end of period	$13,969	$15,007	$13,969	$15,007
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

SPS COMMERCE, INC.	12	Form 10-Q for the Quarterly Period ended June 30, 2026

Deferred Revenue
We recognized revenue of $59.6 million and $58.4 million in the six months ended June 30, 2026 and 2025, respectively, from amounts included in deferred revenue at the beginning of the period.
NOTE D – Deferred Costs
The deferred costs activity was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Balance, beginning of period	$86,200	$88,523	$87,412	$85,914
Incurred deferred costs	21,365	24,112	42,875	52,730
Amortized deferred costs	(23,268)	(24,731)	(45,990)	(50,740)
Balance, end of period	$84,297	$87,904	$84,297	$87,904
NOTE E – Fair Value Measurements
Cash equivalents, as measured at fair value on a recurring basis, consisted of the following:

		June 30, 2026			December 31, 2025
	Fair Value Level	Amortized Cost	Unrealized Gains (Losses), net	Fair Value	Amortized Cost	Unrealized Gains (Losses), net	Fair Value
(in thousands)
Cash equivalents:
Money market funds	Level 1	$99,885	$—	$99,885	$117,685	$—	$117,685
NOTE F – Allowance for Credit Losses
The allowance for credit losses activity, included in accounts receivable, net, was as follows:

	Six Months Ended June 30,
(in thousands)	2026	2025
Balance, beginning of period	$7,129	$4,179
Provision for credit losses	4,621	4,111
Write-offs, net of recoveries	(3,756)	(3,004)
Balance, end of period	$7,994	$5,286

SPS COMMERCE, INC.	13	Form 10-Q for the Quarterly Period ended June 30, 2026

NOTE G – Property and Equipment, Net
Property and equipment, net consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Internally developed software	$103,170	$94,859
Computer equipment	26,572	25,462
Leasehold improvements	16,104	15,044
Office equipment and furniture	9,552	9,159
Property and equipment, cost	155,398	144,524
Less: accumulated depreciation and amortization	(111,256)	(101,407)
Total property and equipment, net	$44,142	$43,117
Property and equipment, net located outside of the U.S. was as follows:

	June 30, 2026	December 31, 2025
International property and equipment	25%	26%
NOTE H – Goodwill and Intangible Assets, Net
Goodwill
The activity in goodwill was as follows:

(in thousands)	Six Months Ended June 30, 2026
Balance, beginning of period	$541,719
Disposition due to divestiture	(2,344)
Foreign currency translation and other	36
Balance, end of period	$539,411
Intangible Assets
Intangible assets, net consisted of the following:

	June 30, 2026
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net	Weighted Average Remaining Amortization Period
Customer relationships	$200,682	$(80,120)	$(575)	$119,987	6.1 years
Developed technology	95,201	(42,520)	(222)	52,459	5.4 years
	$295,883	$(122,640)	$(797)	$172,446	5.9 years

	December 31, 2025
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net	Weighted Average Remaining Amortization Period
Customer relationships	$214,451	$(70,050)	$2,019	$146,420	6.6 years
Developed technology	105,599	(37,198)	994	69,395	6.1 years
	$320,050	$(107,248)	$3,013	$215,815	6.4 years

SPS COMMERCE, INC.	14	Form 10-Q for the Quarterly Period ended June 30, 2026

The estimated future annual amortization expense related to intangible assets is as follows:

(in thousands)
Remainder of 2026	$16,916
2027	33,367
2028	32,044
2029	25,605
2030	23,413
Thereafter	41,101
Total future amortization	$172,446
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
The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Operating lease cost	$830	$1,294	$1,594	$2,215
Variable lease cost	1,076	934	1,971	1,816
	$1,906	$2,228	$3,565	$4,031
Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30,
(in thousands)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$2,375	$3,124
Right-of-use assets obtained in exchange for operating lease liabilities	1,849	1,092
Supplemental balance sheet information related to operating leases was as follows:

	June 30, 2026	December 31, 2025
Weighted-average remaining lease term	10.9 years	11.0 years
Weighted-average discount rate	5.9%	6.0%

SPS COMMERCE, INC.	15	Form 10-Q for the Quarterly Period ended June 30, 2026

Future minimum lease payments under operating leases are presented net of lease incentives deemed payable at lease commencement. At June 30, 2026, our future minimum payments under operating leases were as follows:

(in thousands)
Remainder of 2026	$2,230
2027	(16,584)
2028	1,607
2029	3,164
2030	3,139
Thereafter	30,149
Total future gross payments	23,705
Less: imputed interest	(17,399)
Total operating lease liabilities	$6,306
Purchase Commitments
We have entered into separate noncancelable agreements with computing infrastructure, productivity software, customer relationship management, and performance and security data analytics vendors for services through 2030. At June 30, 2026, our remaining purchase commitments and estimated purchase timing were as follows:

(in thousands)
Remainder of 2026	$4,791
2027	18,936
2028	19,930
2029	18,089
2030	87
Total estimated future purchases	$61,833
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
Details of the programs and activity thereunder through June 30, 2026 were as follows:

(in thousands)	Effective Date	Expiration Date	Share Value Authorized for Repurchase	Share Value Repurchased	Unused & Expired Share Repurchase Value	Share Value Available for Future Repurchase
2024 Program	August 2024	July 2026	$100,000	$99,990	$10	N/A
2025 Program	December 2025	December 2027	$300,000	$113,620	N/A	$186,380

SPS COMMERCE, INC.	16	Form 10-Q for the Quarterly Period ended June 30, 2026

Share repurchases are accounted for as the trade date occurs and are reflected in the condensed consolidated financial statements net of the costs incurred to acquire the shares. Share repurchases that have not yet settled in cash are included in accounts payable in the condensed consolidated balance sheet.
The share repurchase activity by period was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except shares and per share amounts)	2026	2025	2026	2025
Number of shares repurchased	905,815	144,786	1,663,536	425,787
Total share repurchased cost	$50,019	$20,000	$98,654	$60,000
Average total cost per repurchased share	$55.22	$138.13	$59.30	$140.92
Treasury Stock Reissuance
In connection with the acquisition of Carbon6, the Company re-issued treasury shares as part of the purchase consideration (see Note B – Business Acquisitions and Other Transactions for further information).
NOTE K – Stock-Based Compensation
Our equity compensation plans include grants of incentive and nonqualified stock options, performance share units (“PSUs”), restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and deferred stock units (“DSUs”), to employees, executive officers, and non-employee directors. We also provide an employee stock purchase plan (“ESPP”) and 401(k) match to eligible participants. At June 30, 2026, there were 10.5 million shares available for grant under approved equity compensation plans.
Stock-based compensation expense was allocated in the condensed consolidated statements of comprehensive income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Cost of revenues	$3,248	$3,328	$6,404	$6,439
Operating expenses
Sales and marketing	3,999	3,357	8,259	5,784
Research and development	2,406	2,135	4,671	4,152
General and administrative	9,043	6,178	17,435	12,490
	$18,696	$14,998	$36,769	$28,865
Stock-based compensation expense by grant type or plan was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Stock options	$535	$472	$1,026	$1,021
PSUs	4,128	3,127	8,662	6,134
RSUs & DSUs	12,500	9,837	23,926	18,470
RSAs	—	—	—	113
ESPP	716	783	1,541	1,619
401(k) stock match	817	779	1,614	1,508
	$18,696	$14,998	$36,769	$28,865
As of June 30, 2026, there was $115.2 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a primarily straight-line basis over a weighted average period of 2.7 years.

SPS COMMERCE, INC.	17	Form 10-Q for the Quarterly Period ended June 30, 2026

Stock Options
Our stock option activity was as follows:

	Six Months Ended June 30, 2026
	Options (#)	Weighted Average Exercise Price ($/share)
Outstanding, beginning of period	261,403	$121.47
Granted	132,688	57.93
Exercised	(20,656)	53.40
Forfeited	(8,340)	118.31
Outstanding, end of period	365,095	$102.30
Of the total outstanding options at June 30, 2026, 0.2 million were exercisable. The outstanding and exercisable options had a weighted average exercise price of $119.00 per share and a weighted average remaining contractual life of 2.7 years.
The weighted average grant date fair value of options granted during the six months ended June 30, 2026, was $20.76 per share. This was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Life (in years)	4.0
Volatility	39.9%
Dividend yield	—
Risk-free interest rate	3.6%
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
Activity for our PSUs, RSUs, RSAs, and DSUs in aggregate was as follows:

	Six Months Ended June 30, 2026
	#	Weighted Average Grant Date Fair Value ($/share)
Outstanding, beginning of period	1,006,417	$150.69
Granted	1,038,439	63.18
Vested and common stock issued	(238,465)	136.77
Forfeited	(121,171)	215.77
Outstanding, end of period	1,685,220	$94.05
The number of PSUs, RSUs, RSAs, and DSUs outstanding at June 30, 2026 included less than 0.1 million units that have vested, but the shares of common stock have not yet been issued, pursuant to the terms of the underlying agreements.

SPS COMMERCE, INC.	18	Form 10-Q for the Quarterly Period ended June 30, 2026

Employee Stock Purchase Plan
Our ESPP activity was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except shares)	2026	2025	2026	2025
Amounts for shares purchased	$3,801	$5,015	$4,321	$5,426
Shares purchased	78,293	43,349	85,088	45,979
A total of 1.4 million shares of common stock are reserved for issuance under the ESPP at June 30, 2026.
The fair value was estimated based on the market price of our common stock at the beginning of the offering period using the following assumptions:

Life (in years)	0.5
Volatility	55.7%
Dividend yield	—
Risk-free interest rate	3.7%
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
NOTE M – Other Income and Expense
Other income, net included the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Investment income	$1,210	$688	$2,362	$2,537
Realized gain from investments and foreign currency transactions	402	107	522	473
Other income (expense), net	385	(22)	518	(30)
Total other income, net	$1,997	$773	$3,402	$2,980

SPS COMMERCE, INC.	19	Form 10-Q for the Quarterly Period ended June 30, 2026

NOTE N – Net Income Per Share
The components and computation of basic and diluted net income per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Numerator
Net income	$6,864	$19,733	$26,593	$41,929
Denominator
Weighted average common shares outstanding, basic	36,533	37,965	36,953	37,978
Options to purchase common stock and ESPP	—	73	5	86
PSUs, RSUs, RSAs, and DSUs	44	61	68	68
Weighted average common shares outstanding, diluted	36,577	38,099	37,026	38,132
Net income per share
Basic	$0.19	$0.52	$0.72	$1.10
Diluted	$0.19	$0.52	$0.72	$1.10
The number of outstanding potential common shares that were excluded from the calculation of diluted net income per share as they were anti-dilutive was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Anti-dilutive shares	1,038	307	880	319

SPS COMMERCE, INC.	20	Form 10-Q for the Quarterly Period ended June 30, 2026

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
Overview
SPS Commerce is the leading intelligent supply chain network that connects retailers, brands, distributors, manufacturers, and logistics providers through shared infrastructure built to handle the complexity of modern commerce operations. Our network enables companies to connect once and immediately transact with thousands of trading partners without negotiating standards, building integrations, or maintaining compliance logic.
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
Recurring Revenue Customers - We define recurring revenue customers as customers with an active recurring revenue contract at the end of the period. A small portion of our recurring revenue customers consist of separate units within a larger organization and are separately invoiced. We treat each of these units, which may include divisions, departments, affiliates and franchises, as distinct recurring revenue customers. Following the divestiture of our 3P Revenue Recovery business on June 30, 2026, all recurring revenue customers are classified as 1P. Prior-period references to 3P relate to customers that only had an online marketplace or e-Commerce connection within our network.

SPS COMMERCE, INC.	21	Form 10-Q for the Quarterly Period ended June 30, 2026

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

SPS COMMERCE, INC.	22	Form 10-Q for the Quarterly Period ended June 30, 2026

Results of Operations
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
The following table presents our results of operations for the periods indicated:

	Three Months Ended June 30,
	2026		2025		Change
($ in thousands)	$	% of revenue(1)	$	% of revenue(1)	$	%
Revenues	$197,815	100%	$187,400	100%	$10,415	6%
Cost of revenues	59,028	30	59,826	32	(798)	(1)
Gross profit	138,787	70	127,574	68	11,213	9
Operating expenses
Sales and marketing	43,936	22	43,434	23	502	1
Research and development	16,957	9	17,271	9	(314)	(2)
General and administrative	36,646	19	30,890	16	5,756	19
Amortization of intangible assets	9,381	5	9,509	5	(128)	(1)
Loss on sale of business	23,454	12	—	—	23,454	n/a
Total operating expenses	130,374	66	101,104	54	29,270	29
Income from operations	8,413	4	26,470	14	(18,057)	(68)
Other income, net	1,997	1	773	—	1,224	158
Income before income taxes	10,410	5	27,243	15	(16,833)	(62)
Income tax expense	3,546	2	7,510	4	(3,964)	(53)
Net income	$6,864	3%	$19,733	11%	$(12,869)	(65)%

(1) Amounts in column may not foot due to rounding
Revenues - The increase in revenue period-over-period resulted from an increase in 1P recurring revenue customers that was driven primarily by business acquisitions and continued business growth in our core markets.
•ARPU increased 14% to approximately $15,100 for the three months ended June 30, 2026. The increase was driven by the increased usage of our products by our 1P recurring revenue customers as well as the divestiture of our 3P revenue recovery business.
•The number of recurring revenue customers decreased 14% to approximately 46,650 at June 30, 2026. The decrease was driven by the divestiture of the 3P revenue recovery business, which resulted in a decrease of approximately 8,200 3P recurring revenue customers. As of June 30, 2026, all recurring revenue customers are 1P.
Recurring revenues increased 6% to $190.4 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. Recurring revenues accounted for 96% of our total revenues for both the three months ended June 30, 2026 and 2025. We anticipate that the number of recurring revenue customers and ARPU will increase as we execute our growth strategy focused on further penetration of our market.
Cost of Revenues - The decrease in cost of revenues was primarily attributable to $1.7 million lower third-party personnel costs and $0.9 million lower software costs due to platform consolidation, partially offset by a $1.5 million increase in depreciation expense.
Sales and Marketing Expenses - The increase in sales and marketing expense was primarily attributable to a $1.2 million increase in third-party personnel costs, partially offset by a $0.7 million decrease in marketing spend.
Research and Development Expenses - The decrease in research and development expense was primarily driven by a $0.4 million decrease in depreciation expense resulting from lower capitalized research and development activities related to an acquired business.
General and Administrative Expenses - The increase in general and administrative expense was primarily driven by a $2.8 million increase in stock-based compensation expense, partially attributable to the contractual acceleration of

SPS COMMERCE, INC.	23	Form 10-Q for the Quarterly Period ended June 30, 2026

equity awards upon executive retirement. Personnel-related costs also increased by $2.2 million due to higher consulting costs supporting internal initiatives and increased headcount, while hardware and software costs increased by $1.1 million, primarily due to higher amortization expense related to system implementations. These increases were partially offset by a $0.5 million decrease in charitable contribution expense.
Amortization of Intangible Assets - The decrease in amortization expense was primarily due to the normal run-off of amortization related to finite-lived intangible assets.
Loss on Sale of Business - The loss on sale of business was due to the divestiture of the 3P portion of the revenue recovery business. Refer to Note B – Business Acquisitions and Other Transactions for more information regarding the divestiture.
Other Income, Net - The increase in other income, net was primarily due to higher investment income, the favorable remeasurement of an acquisition-related earn-out liability, and an increase in unrealized foreign currency gains.
Income Tax Expense - The decrease in income tax expense was primarily driven by the reduction in pre-tax book income related to the loss on sale of business. The decrease was partially offset by the reduction in tax benefits recognized from equity award exercise and settlement activity due to the fluctuations in share price.
Adjusted EBITDA - Adjusted EBITDA consists of net income adjusted for income tax expense, depreciation and amortization expense, stock-based compensation expense, realized gain from investments and foreign currency transactions, investment income, loss on sale of business, and other adjustments as necessary for a fair presentation. Other adjustments for the three months ended June 30, 2026, included the expense impact from disposals of other equipment, remeasurement of an acquired earn-out liability, and one-time divestiture exit and disposal costs. Net income is the most directly comparable GAAP measure of financial performance.
The following table provides a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended June 30,
(in thousands)	2026	2025
Net income	$6,864	$19,733
Income tax expense	3,546	7,510
Depreciation and amortization of property and equipment	6,150	4,991
Amortization of intangible assets	9,381	9,509
Stock-based compensation expense	18,696	14,998
Realized gain from investments and foreign currency transactions	(402)	(107)
Investment income	(1,211)	(688)
Loss on sale of business	23,454	—
Other	154	106
Adjusted EBITDA	$66,632	$56,052
Adjusted EBITDA Margin - Adjusted EBITDA Margin consists of Adjusted EBITDA divided by revenue. Margin, the comparable GAAP measure of financial performance, consists of net income divided by revenue.

SPS COMMERCE, INC.	24	Form 10-Q for the Quarterly Period ended June 30, 2026

The following table provides a comparison of Margin to Adjusted EBITDA Margin:

	Three Months Ended June 30,
(in thousands, except Margin and Adjusted EBITDA Margin)	2026	2025
Revenue	$197,815	$187,400

Net income	6,864	19,733
Margin	3%	11%

Adjusted EBITDA	66,632	56,052
Adjusted EBITDA Margin	34%	30%
Non-GAAP Income per Share - Non-GAAP income per share consists of net income adjusted for stock-based compensation expense, amortization expense related to intangible assets, realized gain from investments and foreign currency transactions, loss on sale of business, and other adjustments as necessary for a fair presentation, including for the three months ended June 30, 2026, the expense impact from disposals of other equipment, remeasurement of an acquired earn-out liability, and one-time divestiture exit and disposal costs, and the corresponding tax impacts of the adjustments to net income, divided by the weighted average number of shares of common and diluted stock outstanding during each period. Net income per share, the most directly comparable GAAP measure of financial performance, consists of net income divided by the weighted average number of shares of common and diluted stock outstanding during each period. To quantify the tax effects, we recalculated income tax expense excluding the direct book and tax effects of the specific items constituting the non-GAAP adjustments. The difference between this recalculated income tax expense and GAAP income tax expense is presented as the income tax effect of the non-GAAP adjustments.
The following table provides a reconciliation of net income per share to non-GAAP income per share:

	Three Months Ended June 30,
(in thousands, except per share amounts)	2026	2025
Net income	$6,864	$19,733
Stock-based compensation expense	18,696	14,998
Amortization of intangible assets	9,381	9,509
Realized gain from investments and foreign currency transactions	(402)	(107)
Loss on sale of business	23,454	—
Other	154	106
Income tax effects of adjustments	(11,770)	(6,285)
Non-GAAP income	$46,377	$37,954

Shares used to compute net income and non-GAAP income per share
Basic	36,533	37,965
Diluted	36,577	38,099

Net income per share, basic	$0.19	$0.52
Non-GAAP adjustments to net income per share, basic	1.08	0.48
Non-GAAP income per share, basic	$1.27	$1.00

Net income per share, diluted	$0.19	$0.52
Non-GAAP adjustments to net income per share, diluted	1.08	0.48
Non-GAAP income per share, diluted	$1.27	$1.00

SPS COMMERCE, INC.	25	Form 10-Q for the Quarterly Period ended June 30, 2026

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
The following table presents our results of operations for the periods indicated:

	Six Months Ended June 30,
	2026		2025		Change
($ in thousands)	$	% of revenue(1)	$	% of revenue(1)	$	%
Revenues	$389,936	100%	$368,949	100%	$20,987	6%
Cost of revenues	118,245	30	116,740	32	1,505	1
Gross profit	271,691	70	252,209	68	19,482	8
Operating expenses
Sales and marketing	88,670	23	85,068	23	3,602	4
Research and development	34,874	9	34,710	9	164	—
General and administrative	73,020	19	61,908	17	11,112	18
Amortization of intangible assets	18,701	5	18,097	5	604	3
Loss on sale of business	23,454	6	—	—	23,454	n/a
Total operating expenses	238,719	61	199,783	54	38,936	19
Income from operations	32,972	8	52,426	14	(19,454)	(37)
Other income, net	3,402	1	2,980	1	422	14
Income before income taxes	36,374	9	55,406	15	(19,032)	(34)
Income tax expense	9,781	3	13,477	4	(3,696)	(27)
Net income	$26,593	7%	$41,929	11%	$(15,336)	(37)%

(1) Amounts in column may not foot due to rounding
Revenues - The increase in revenue period-over-period resulted from an increase in 1P recurring revenue customers that was driven primarily by business acquisitions and continued business growth in our core markets.
•ARPU increased 5% to approximately $14,800 for the six months ended June 30, 2026. The increase was driven by the increased usage of our products by our 1P recurring revenue customers as well as the divestiture of our 3P revenue recovery business.
•The number of recurring revenue customers decreased 14% to approximately 46,650 at June 30, 2026. The decrease was driven by the divestiture of the 3P revenue recovery business (initially acquired in February 2025 as part of the Carbon6 acquisition), which resulted in a decrease of approximately 8,200 3P recurring revenue customers. As of June 30, 2026, all recurring revenue customers are 1P.
Recurring revenues increased 7% to $374.9 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. Recurring revenues accounted for 96% and 95% of our total revenues for the six months ended June 30, 2026 and 2025, respectively. We anticipate that the number of recurring revenue customers and ARPU will increase as we execute our growth strategy focused on further penetration of our market.
Cost of Revenues - The increase in cost of revenues was primarily driven by a $2.1 million increase in depreciation expense and a $1.3 million increase in deferred costs due to lower capitalization associated with slower hiring. These increases were partially offset by a $0.9 million decrease in personnel-related costs and $1.1 million of lower software costs due to platform consolidation.
Sales and Marketing Expenses - The increase in sales and marketing expense was primarily driven by a $2.4 million increase in stock-based compensation expense, partially attributable to equity awards granted to executives hired in the prior year, and a $1.3 million increase in third-party personnel costs.
Research and Development Expenses - Research and development expense remained relatively consistent compared to the prior year period.

SPS COMMERCE, INC.	26	Form 10-Q for the Quarterly Period ended June 30, 2026

General and Administrative Expenses - The increase in general and administrative expense was primarily driven by a $4.9 million increase in stock-based compensation expense, partially attributable to the contractual acceleration of equity awards upon executive retirement. In addition, personnel-related costs increased by $5.0 million, primarily due to increased headcount and non-capitalizable activities supporting system implementations, as well as consulting costs related to internal initiatives.
Amortization of Intangible Assets - The increase in amortization of intangible assets was driven by an additional month of amortization related to intangible assets acquired from Carbon6 in February 2025.
Loss on Sale of Business - The loss on sale of business was due to the divestiture of the 3P portion of the revenue recovery business. Refer to Note B – Business Acquisitions and Other Transactions for more information regarding the divestiture.
Other Income, Net - The increase in other income, net was primarily due to the remeasurement of an acquisition-related earn-out liability.
Income Tax Expense - The decrease in income tax expense was primarily driven by the reduction in pre-tax book income related to the loss on sale of business. The decrease was partially offset by the reduction in tax benefits recognized from equity award exercise and settlement activity due to the fluctuations in share price.
Adjusted EBITDA - Adjusted EBITDA consists of net income adjusted for income tax expense, depreciation and amortization expense, stock-based compensation expense, realized gain from investments and foreign currency transactions, investment income, loss on sale of business, and other adjustments as necessary for a fair presentation. Other adjustments for the six months ended June 30, 2026 included the expense impact from disposals of other equipment, remeasurement of an acquired earn-out liability, and one-time divestiture exit and disposal costs. Net income is the most directly comparable GAAP measure of financial performance.
The following table provides a reconciliation of net income to Adjusted EBITDA:

	Six Months Ended June 30,
(in thousands)	2026	2025
Net income	$26,593	$41,929
Income tax expense	9,781	13,477
Depreciation and amortization of property and equipment	11,984	9,948
Amortization of intangible assets	18,701	18,097
Stock-based compensation expense	36,769	28,865
Realized gain from investments held and foreign currency impact on cash and investments	(522)	(473)
Investment income	(2,362)	(2,537)
Loss on sale of business	23,454	—
Other	165	1,119
Adjusted EBITDA	$124,563	$110,425
Adjusted EBITDA Margin - Adjusted EBITDA Margin consists of Adjusted EBITDA divided by revenue. Margin, the comparable GAAP measure of financial performance, consists of net income divided by revenue.

SPS COMMERCE, INC.	27	Form 10-Q for the Quarterly Period ended June 30, 2026

The following table provides a comparison of Margin to Adjusted EBITDA Margin:

	Six Months Ended June 30,
(in thousands, except Margin and Adjusted EBITDA Margin)	2026	2025
Revenue	$389,936	$368,949

Net income	26,593	41,929
Margin	7%	11%

Adjusted EBITDA	124,563	110,425
Adjusted EBITDA Margin	32%	30%
Non-GAAP Income per Share - Non-GAAP income per share consists of net income adjusted for stock-based compensation expense, amortization expense related to intangible assets, realized gain from investments and foreign currency transactions, loss on sale of business, and other adjustments as necessary for a fair presentation, including for the six months ended June 30, 2026, the expense impact from disposals of other equipment, remeasurement of an acquired earn-out liability, and one-time divestiture exit and disposal costs, and the corresponding tax impacts of the adjustments to net income, divided by the weighted average number of shares of common and diluted stock outstanding during each period. Net income per share, the most directly comparable GAAP measure of financial performance, consists of net income divided by the weighted average number of shares of common and diluted stock outstanding during each period. To quantify the tax effects, we recalculated income tax expense excluding the direct book and tax effects of the specific items constituting the non-GAAP adjustments. The difference between this recalculated income tax expense and GAAP income tax expense is presented as the income tax effect of the non-GAAP adjustments.
The following table provides a reconciliation of net income per share to non-GAAP income per share:

	Six Months Ended June 30,
(in thousands, except per share amounts)	2026	2025
Net income	$26,593	$41,929
Stock-based compensation expense	36,769	28,865
Amortization of intangible assets	18,701	18,097
Realized gain from investments held and foreign currency impact on cash and investments	(522)	(473)
Loss on sale of business	23,454	—
Other	165	1,119
Income tax effects of adjustments	(17,649)	(13,570)
Non-GAAP income	$87,511	$75,967

Shares used to compute net income and non-GAAP income per share
Basic	36,953	37,978
Diluted	37,026	38,132

Net income per share, basic	$0.72	$1.10
Non-GAAP adjustments to net income per share, basic	1.65	0.90
Non-GAAP income per share, basic	$2.37	$2.00

Net income per share, diluted	$0.72	$1.10
Non-GAAP adjustments to net income per share, diluted	1.65	0.89
Non-GAAP income per share, diluted	$2.36	$1.99

SPS COMMERCE, INC.	28	Form 10-Q for the Quarterly Period ended June 30, 2026

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
During the six months ended June 30, 2026, there were no changes in our critical accounting policies or estimates. For additional information regarding our critical accounting policies and estimates, see the discussion under "Critical Accounting Policies and Estimates" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC.
Liquidity and Capital Resources
Sources of Liquidity
As of June 30, 2026, our principal sources of liquidity were cash and cash equivalents of $173.2 million and net accounts receivable of $63.7 million.
Statements of Cash Flows Summary
The summary of activity within the condensed consolidated statements of cash flows was as follows:

	Six Months Ended June 30,
(in thousands)	2026	2025
Net cash provided by operating activities	$121,659	$72,306
Net cash used in investing activities	(6,970)	(155,443)
Net cash used in financing activities	(93,171)	(51,726)
Operating Activities
The increase in cash provided by operating activities from the six months ended June 30, 2025 to the six months ended June 30, 2026 was primarily due to an increase in net income, as adjusted for non-cash expenses of $19.0 million. Additionally, fluctuations in operating assets and liabilities resulted in an increase of $30.4 million driven by changes in the amount and timing of settlements.
Investing Activities
The decrease in cash used in investing activities from the six months ended June 30, 2025 to the six months ended June 30, 2026 was primarily due to cash used in the prior year to acquire a business of $142.6 million.
Financing Activities
The increase in cash used in financing activities from the six months ended June 30, 2025 to the six months ended June 30, 2026 was primarily due to an increase in cash used for share repurchases of $38.8 million year-over-year to continue to deliver shareholder value.

SPS COMMERCE, INC.	29	Form 10-Q for the Quarterly Period ended June 30, 2026

Contractual and Commercial Commitment Summary
Our contractual obligations and commercial commitments as of June 30, 2026 are summarized below:

	Payments Due by Period
(in thousands)	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Operating lease obligations(1)	$(10,000)	$(1,163)	$6,218	$28,650	$23,705
Purchase commitments	22,200	39,547	86	—	61,833
Total	$12,200	$38,384	$6,304	$28,650	$85,538
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity Risk
The principal objectives of our investment activities are to preserve principal, provide liquidity, and maximize income consistent with minimizing risk of material loss. We are exposed to market risk related to changes in interest rates. We may choose based on our investment strategy to hold cash, cash equivalents, and investments in interest-bearing or non-interest-bearing accounts. Based upon a sensitivity model, an immediate hypothetical 50-basis point change in interest rates on interest-bearing balances at June 30, 2026, would have resulted in a $0.2 million impact on our investment income included in net income for the three months ended June 30, 2026. We do not enter into investments for trading or speculative purposes. We did not have any variable interest rate outstanding debt as of June 30, 2026.

SPS COMMERCE, INC.	30	Form 10-Q for the Quarterly Period ended June 30, 2026

Foreign Currency Exchange Risk
Due to international operations, we have revenue, expenses, assets, and liabilities that are denominated in currencies other than the U.S. dollar, primarily the Australian dollar, Canadian dollar, and Euro. Our consolidated balance sheet, results of operations, and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. Our predominate exposure to foreign currency exchange rate fluctuations is due to non-monetary assets held in currencies other than the U.S. dollar, and thus fluctuations in foreign currencies primarily result in comprehensive income (loss), not net income (loss).
Our sales are primarily denominated in U.S. dollars. Our expenses are generally denominated in the local currencies in which our operations are located. As of June 30, 2026, we maintained 8% of our total cash and cash equivalents in foreign currencies. Based upon a sensitivity model, an immediate hypothetical 10% unfavorable change in all foreign currency exchange rates would have resulted in a $1.4 million impact on our cash and cash equivalents held in currencies other than the U.S. dollar as of June 30, 2026.
We have not used any forward contracts or currency borrowings to hedge our exposure to foreign currency exchange risk, although we may do so in the future.
During the three and six months ended June 30, 2026, inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are continuing a phased implementation of new enterprise systems for financial and human capital management to update our existing core systems. We will continue to evaluate each quarter whether there are changes that materially affect our internal control over financial reporting.

SPS COMMERCE, INC.	31	Form 10-Q for the Quarterly Period ended June 30, 2026

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(c) Share Repurchases
Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
April 1 - 30, 2026	309,123	$55.46	309,123	$219,236,000
May 1 - 31, 2026	290,000	54.22	290,000	203,512,000
June 1 - 30, 2026	306,692	55.86	306,692	186,380,000
Total	905,815	$55.20	905,815	$186,380,000
For more information regarding our share repurchase programs, refer to Note J to our condensed consolidated financial statements, included in Part I of this Quarterly Report on Form 10-Q.
Item 3.    Defaults Upon Senior Securities
Not Applicable.
Item 4.    Mine Safety Disclosures
Not Applicable.
Item 5.    Other Information
Insider Adoption or Termination of Trading Arrangements
During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

SPS COMMERCE, INC.	32	Form 10-Q for the Quarterly Period ended June 30, 2026

Item 6.    Exhibits

Number	Description
3.1	Tenth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on May 16, 2024).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Form 10-K filed with the SEC on February 21, 2023).

10.1	Form of Performance Stock Unit Agreement under 2010 Equity Incentive Plan, amended as of April 2026 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on April 14, 2026).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T (filed herewith). The XBRL instance document does not appear in the Interactive Data File because its tags are embedded within the Inline XBRL document.

104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL.

SPS COMMERCE, INC.	33	Form 10-Q for the Quarterly Period ended June 30, 2026

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 30, 2026	SPS COMMERCE, INC.

/s/ JOSEPH DEL PRETO
Joseph Del Preto
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

SPS COMMERCE, INC.	34	Form 10-Q for the Quarterly Period ended June 30, 2026