Form 10-Q
period 2026-09-30
SPS COMMERCE INC
filed 2026-10-29
CIK 1092699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding at October 22, 2026 was 35,440,926 shares.

SPS COMMERCE, INC.
QUARTERLY REPORT ON FORM 10-Q
Unless the context otherwise requires, for purposes of the Quarterly Report on Form 10-Q, the words “we,” “us,” “our,” the “Company,” “SPS,” and “SPS Commerce” refer to SPS Commerce, Inc.

SPS COMMERCE, INC.	2	Form 10-Q for the Quarterly Period ended September 30, 2026

PART I. – FINANCIAL INFORMATION
Item 1. Financial Statements
SPS COMMERCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except shares)	September 30, 2026	December 31, 2025
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$153,818	$151,355
Short-term investments	29,683	—
Accounts receivable	74,477	75,295
Allowance for credit losses	(8,302)	(7,129)
Accounts receivable, net	66,175	68,166
Deferred costs	64,181	66,693
Other assets	33,164	49,090
Total current assets	347,021	335,304
Property and equipment, net	43,943	43,117
Operating lease right-of-use assets	5,656	5,025
Goodwill	539,089	541,719
Intangible assets, net	162,545	215,815
Other assets
Deferred costs, non-current	19,996	20,719
Deferred income tax assets	492	493
Other assets, non-current	13,856	7,667
Total assets	$1,132,598	$1,169,859
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,881	$13,757
Accrued compensation	47,459	47,577
Accrued expenses	16,059	13,074
Deferred revenue	79,342	75,590
Operating lease liabilities	1,232	4,353
Total current liabilities	153,973	154,351
Other liabilities
Deferred revenue, non-current	3,910	5,288
Operating lease liabilities, non-current	5,392	2,839
Deferred income tax liabilities	36,166	33,201
Other liabilities, non-current	255	287
Total liabilities	199,696	195,966
Commitments and contingencies (Note I)
Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 110,000,000 shares authorized; 40,467,432 and 40,048,410 shares issued; and 35,584,846 and 37,517,239 shares outstanding, respectively	40	40
Treasury stock, at cost; 4,882,586 and 2,531,171 shares, respectively	(328,155)	(177,949)
Additional paid-in capital	778,767	722,737
Retained earnings	486,714	429,438
Accumulated other comprehensive loss	(4,464)	(373)
Total stockholders’ equity	932,902	973,893
Total liabilities and stockholders’ equity	$1,132,598	$1,169,859
See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.	3	Form 10-Q for the Quarterly Period ended September 30, 2026

SPS COMMERCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts) (unaudited)	2026	2025	2026	2025
Revenues	$197,647	$189,904	$587,583	$558,853
Cost of revenues	57,101	57,932	175,346	174,672
Gross profit	140,546	131,972	412,237	384,181
Operating expenses
Sales and marketing	43,474	42,322	132,144	127,390
Research and development	16,546	17,276	51,420	51,986
General and administrative	30,831	31,690	103,851	93,598
Amortization of intangible assets	9,766	9,493	28,467	27,590
Loss on sale of business	—	—	23,454	—
Total operating expenses	100,617	100,781	339,336	300,564
Income from operations	39,929	31,191	72,901	83,617
Other income, net	1,372	1,260	4,774	4,240
Income before income taxes	41,301	32,451	77,675	87,857
Income tax expense	10,618	6,882	20,399	20,359
Net income	$30,683	$25,569	$57,276	$67,498

Other comprehensive income (expense)
Foreign currency translation adjustments	(430)	(1,614)	(4,078)	8,764
Unrealized loss on investments, net of tax benefit of $5, $—, $5 and $—, respectively	(13)	—	(13)	—
Total other comprehensive income (expense)	(443)	(1,614)	(4,091)	8,764
Comprehensive income	$30,240	$23,955	$53,185	$76,262

Net income per share
Basic	$0.85	$0.67	$1.56	$1.78
Diluted	$0.85	$0.67	$1.56	$1.77

Weighted average common shares used to compute net income per share
Basic	35,900	37,895	36,599	37,939
Diluted	36,209	37,993	36,740	38,070

See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.	4	Form 10-Q for the Quarterly Period ended September 30, 2026

SPS COMMERCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Total Stockholders' Equity
(in thousands, except shares) (unaudited)	Shares	Amount	Shares	Amount
Balances, June 30, 2025	37,927,432	$40	1,976,655	$(122,096)	$693,113	$378,028	$695	$949,780
Stock-based compensation	—	—	—	—	13,632	—	—	13,632
Shares issued pursuant to stock awards	60,670	—	—	—	1,075	—	—	1,075
Employee stock purchase plan activity	4,303	—	—	—	498	—	—	498
Repurchases of common stock, including costs and excise tax	(259,645)	—	259,645	(30,000)	—	—	—	(30,000)
Net income	—	—	—	—	—	25,569	—	25,569
Foreign currency translation adjustments	—	—	—	—	—	—	(1,614)	(1,614)
Balances, September 30, 2025	37,732,760	$40	2,236,300	$(152,096)	$708,318	$403,597	$(919)	$958,940

Balances, June 30, 2026	36,194,528	$40	4,198,091	$(276,922)	$763,354	$456,031	$(4,021)	$938,482
Stock-based compensation	—	—	—	—	14,848	—	—	14,848
Shares issued pursuant to stock awards	66,764	—	—	—	168	—	—	168
Employee stock purchase plan activity	8,049	—	—	—	397	—	—	397
Repurchases of common stock, including costs and excise tax	(684,495)	—	684,495	(51,233)	—	—	—	(51,233)
Net income	—	—	—	—	—	30,683	—	30,683
Foreign currency translation adjustments	—	—	—	—	—	—	(430)	(430)
Unrealized loss on investments, net of tax	—	—	—	—	—	—	(13)	(13)
Balances, September 30, 2026	35,584,846	$40	4,882,586	$(328,155)	$778,767	$486,714	$(4,464)	$932,902

SPS COMMERCE, INC.	5	Form 10-Q for the Quarterly Period ended September 30, 2026

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands, except shares) (unaudited)	Shares	Amount	Shares	Amount
Balances, December 31, 2024	37,661,308	$40	1,928,968	$(99,748)	$627,982	$336,099	$(9,683)	$854,690
Stock-based compensation	—	—	—	—	40,989	—	—	40,989
Shares issued pursuant to stock awards	328,502	—	—	—	3,481	—	—	3,481
Employee stock purchase plan activity	50,282	—	—	—	5,924	—	—	5,924
Repurchases of common stock, including costs and excise tax	(685,432)	—	685,432	(90,000)	—	—	—	(90,000)
Reissuances of treasury stock	378,100	—	(378,100)	37,652	29,942	—	—	67,594
Net income	—	—	—	—	—	67,498	—	67,498
Foreign currency translation adjustments	—	—	—	—	—	—	8,764	8,764
Balances, September 30, 2025	37,732,760	$40	2,236,300	$(152,096)	$708,318	$403,597	$(919)	$958,940

Balances, December 31, 2025	37,517,239	$40	2,531,171	$(177,949)	$722,737	$429,438	$(373)	$973,893
Stock-based compensation	—	—	—	—	50,041	—	—	50,041
Shares issued pursuant to stock awards	325,885	—	—	—	1,271	—	—	1,271
Employee stock purchase plan activity	93,137	—	—	—	4,718	—	—	4,718
Shares withheld for net share settlement	(3,384)	—	3,384	(319)	—	—	—	(319)
Repurchases of common stock, including costs and excise tax	(2,348,031)	—	2,348,031	(149,887)	—	—	—	(149,887)
Net income	—	—	—	—	—	57,276	—	57,276
Foreign currency translation adjustments	—	—	—	—	—	—	(4,078)	(4,078)
Unrealized loss on investments, net of tax	—	—	—	—	—	—	(13)	(13)
Balances, September 30, 2026	35,584,846	$40	4,882,586	$(328,155)	$778,767	$486,714	$(4,464)	$932,902
See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.	6	Form 10-Q for the Quarterly Period ended September 30, 2026

SPS COMMERCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(in thousands) (unaudited)	2026	2025
Cash flows from operating activities
Net income	$57,276	$67,498
Reconciliation of net income to net cash provided by operating activities
Deferred income taxes	890	12,583
Depreciation and amortization of property and equipment	18,056	15,302
Amortization of intangible assets	28,467	27,590
Accretion of purchase discounts on investments	(257)	—
Provision for credit losses	6,497	6,843
Stock-based compensation	52,462	43,318
Loss on sale of business	23,454	—
Other, net	(1,280)	(343)
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable	(6,536)	(16,301)
Deferred costs	2,912	234
Other assets and liabilities	7,545	(25,233)
Accounts payable	(2,837)	2,925
Accrued compensation	(2,808)	1,035
Accrued expenses	259	(2,226)
Deferred revenue	2,772	1,051
Operating leases	(1,208)	(1,357)
Net cash provided by operating activities	185,664	132,919
Cash flows from investing activities
Purchases of property and equipment	(21,246)	(18,873)
Purchases of investments	(34,444)	—
Maturities of investments	5,000	—
Proceeds from sale, net	8,768	—
Acquisition of business, net	—	(142,628)
Net cash used in investing activities	(41,922)	(161,501)
Cash flows from financing activities
Repurchases of common stock	(147,205)	(89,556)
Net proceeds from exercise of options to purchase common stock	1,035	3,481
Net proceeds from employee stock purchase plan activity	4,718	5,924
Net cash used in financing activities	(141,452)	(80,151)
Effect of foreign currency exchange rate changes	173	1,441
Net increase (decrease) in cash and cash equivalents	2,463	(107,292)
Cash and cash equivalents at beginning of period	151,355	241,017
Cash and cash equivalents at end of period	$153,818	$133,725

See accompanying notes to these condensed consolidated financial statements.

SPS COMMERCE, INC.	7	Form 10-Q for the Quarterly Period ended September 30, 2026

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
Significant Accounting Policies
There were no material changes in our significant accounting policies, nor were there differences in the basis of our segmentation, during the nine months ended September 30, 2026. See Note A to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC.

SPS COMMERCE, INC.	8	Form 10-Q for the Quarterly Period ended September 30, 2026

Accounting Pronouncements Recently Adopted

Standard	Date of Issuance	Description	Date of Adoption	Effect on the Financial Statements
ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets	July 2025	This amendment allows for entities to elect a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The practical expedient assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset.	2026	Upon adoption, the Company elected not to apply the current conditions practical expedient. The adoption did not have a material impact on our financial statements and related disclosures.
Accounting Pronouncements Not Yet Adopted

Standard	Date of Issuance	Description	Year of Required Adoption	Effect on the Financial Statements
ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)	November 2024	This amendment requires that an entity disclose in its notes to financial statements specified information about certain costs and expenses.	2027	We are currently evaluating the adoption on our financial statements and anticipate the impact will result in additional disclosure.
ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40)	September 2025	This amendment modernizes the accounting for software costs under Subtopic 350-40, Intangibles—Goodwill and Other—Internal-Use Software by removing all references to software development project stages. The amendment requires an entity to begin capitalizing software costs when (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended.	2028	We are currently evaluating the adoption on our financial statements and related disclosures.
ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvement	December 2025	The amendments in this update result in a comprehensive list of interim disclosures that are required by GAAP. The objective of the amendments is to provide clarity about the current requirements, rather than evaluate whether to expand or reduce interim disclosure requirements.	2028	We are currently evaluating the adoption on our interim financial statements and related disclosures.
ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818)	May 2026	This standard establishes guidance for the recognition, measurement, presentation, and disclosure of environmental credits and environmental credit obligations.	2028	We are currently evaluating the adoption, but do not expect a material impact on our financial statements and related disclosures.

SPS COMMERCE, INC.	9	Form 10-Q for the Quarterly Period ended September 30, 2026

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

SPS COMMERCE, INC.	10	Form 10-Q for the Quarterly Period ended September 30, 2026

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
The following table presents the purchase consideration and estimated fair values of acquired assets and liabilities recorded in the Company's condensed consolidated balance sheet as of the acquisition date:

(in thousands)	Carbon6
Cash paid	$144,855
Equity consideration	67,672
Total consideration	$212,527

Estimated fair value of assets and liabilities acquired:
Cash	2,306
Accounts receivable	5,868
Other assets, current and non-current	8,695
Intangible assets
Customer relationships	44,535
Developed technology	29,370
Deferred revenue	(604)
Other liabilities, current and non-current	(10,162)
Deferred income tax liabilities, net	(3,753)
Total fair value of assets and liabilities acquired	$76,255

Goodwill	$136,272
The following table summarizes the estimated useful lives for each acquired intangible asset:

Carbon6
Customer relationships	8.0 years
Developed technology	9.0 years
NOTE C – Revenue
Revenue by Product Type
We derive our revenues from the following revenue streams:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Recurring revenues:
Fulfillment	$168,233	$161,839	$502,521	$473,462
Decision Intelligence(1)	14,380	14,142	42,651	41,787
Other	6,367	6,010	18,750	18,191
Recurring revenues	188,980	181,991	563,922	533,440
One-time revenues	8,667	7,913	23,661	25,413
Total revenue	$197,647	$189,904	$587,583	$558,853
(1) Formerly known as Analytics.

SPS COMMERCE, INC.	11	Form 10-Q for the Quarterly Period ended September 30, 2026

Revenue by Geographic Area
Domestic revenue, which we define as revenue that was attributable to customers based within the United States ("U.S."), was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Domestic revenue	82%	84%	83%	84%
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
Given that the recurring revenue contracts are generally for one year or less, we have applied the practical expedient to not disclose information about the remaining performance obligations for recurring revenue contracts.
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
Set-up fees constitute a material right that provide customers a significant future incentive that would not be otherwise available to that customer unless they entered into the contract, as the set-up fees will not be incurred again upon contract renewal. As such, set-up fees and related costs are deferred and recognized ratably, generally over two years, which is the estimated period for which a material right is present for our customers.
The table below presents the activity of the portion of the deferred revenue liability relating to set-up fees. We expect to recognize $10.3 million of the balance as of September 30, 2026 as revenue over the next 12 months with the remaining amount recognized thereafter.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Balance, beginning of period	$13,969	$15,007	$14,625	$16,735
Invoiced set-up fees	2,991	3,463	9,925	10,412
Recognized set-up fees	(3,740)	(3,998)	(11,330)	(12,675)
Balance, end of period	$13,220	$14,472	$13,220	$14,472
Miscellaneous one-time revenues
Miscellaneous one-time fees primarily consist of professional services and testing and certification.
The contract period for these one-time fees is one year or less and recognized at the time service is provided. We have applied the practical expedient to not disclose information about the remaining performance obligations for miscellaneous one-time fee contracts since they have original durations of one year or less.
Deferred Revenue
We recognized revenue of $10.5 million and $9.9 million in the three months ended September 30, 2026 and 2025, respectively, and $70.1 million and $68.3 million in the nine months ended September 30, 2026 and 2025, respectively, from amounts included in deferred revenue at the beginning of the period.

SPS COMMERCE, INC.	12	Form 10-Q for the Quarterly Period ended September 30, 2026

NOTE D – Deferred Costs
The deferred costs activity was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Balance, beginning of period	$84,297	$87,904	$87,412	$85,914
Incurred deferred costs	22,206	25,138	65,081	77,868
Amortized deferred costs	(22,326)	(25,763)	(68,316)	(76,503)
Balance, end of period	$84,177	$87,279	$84,177	$87,279
NOTE E – Fair Value Measurements
Cash equivalents and investments, as measured at fair value on a recurring basis, consisted of the following:

		September 30, 2026			December 31, 2025
	Fair Value Level	Amortized Cost	Unrealized Gains (Losses), net	Fair Value	Amortized Cost	Unrealized Gains (Losses), net	Fair Value
(in thousands)
Cash equivalents:
Money market funds	Level 1	$71,227	$—	$71,227	$117,685	$—	$117,685
Investments:
Marketable securities:
Commercial paper	Level 2	29,701	(18)	29,683	—	—	—
		$100,928	$(18)	$100,910	$117,685	$—	$117,685
NOTE F – Allowance for Credit Losses
The allowance for credit losses activity, included in accounts receivable, net, was as follows:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Balance, beginning of period	$7,129	$4,179
Provision for credit losses	6,497	6,843
Write-offs, net of recoveries	(5,324)	(5,122)
Balance, end of period	$8,302	$5,900

SPS COMMERCE, INC.	13	Form 10-Q for the Quarterly Period ended September 30, 2026

NOTE G – Property and Equipment, Net
Property and equipment, net consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
Internally developed software	$107,582	$94,859
Computer equipment	27,079	25,462
Leasehold improvements	16,107	15,044
Office equipment and furniture	9,566	9,159
Property and equipment, cost	160,334	144,524
Less: accumulated depreciation and amortization	(116,391)	(101,407)
Total property and equipment, net	$43,943	$43,117
Property and equipment, net located outside of the U.S. was as follows:

	September 30, 2026	December 31, 2025
International property and equipment	25%	26%
NOTE H – Goodwill and Intangible Assets, Net
Goodwill
The activity in goodwill was as follows:

(in thousands)	Nine Months Ended September 30, 2026
Balance, beginning of period	$541,719
Disposition due to divestiture	(2,344)
Foreign currency translation and other	(286)
Balance, end of period	$539,089
Intangible Assets

Effective September 1, 2026, we revised the estimated remaining useful life of certain developed technology intangible assets acquired in the Carbon6 acquisition and related internally developed software. In connection with the planned consolidation of our revenue recovery offerings onto a single platform, we expect the acquired technology to cease being used in mid-2027 and revised its remaining useful life accordingly. The revision was accounted for prospectively as a change in accounting estimate and increased amortization of intangible assets and internally developed software by $1.3 million for the three and nine months ended September 30, 2026, decreasing net income by $0.9 million, or $0.03 per basic and diluted share. We expect the revision to increase amortization of intangible assets and internally developed software by approximately $4.0 million in the fourth quarter of 2026 and $6.9 million in 2027.

Intangible assets, net consisted of the following:

	September 30, 2026
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net	Weighted Average Remaining Amortization Period
Customer relationships	$200,682	$(85,532)	$(668)	$114,482	5.9 years
Developed technology	95,201	(46,873)	(265)	48,063	3.3 years
	$295,883	$(132,405)	$(933)	$162,545	5.1 years

SPS COMMERCE, INC.	14	Form 10-Q for the Quarterly Period ended September 30, 2026

	December 31, 2025
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net	Weighted Average Remaining Amortization Period
Customer relationships	$214,451	$(70,050)	$2,019	$146,420	6.6 years
Developed technology	105,599	(37,198)	994	69,395	6.1 years
	$320,050	$(107,248)	$3,013	$215,815	6.4 years
The estimated future annual amortization expense related to intangible assets is as follows:

(in thousands)
Remainder of 2026	$12,309
2027	40,088
2028	30,052
2029	23,614
2030	21,427
Thereafter	35,055
Total future amortization	$162,545
NOTE I – Commitments and Contingencies
Leases
Effective October 01, 2025, we executed the sixth amendment to our lease agreement (the "Amendment") for our current headquarters located in Minneapolis, Minnesota where we lease approximately 198,000 square feet. The Amendment extends the lease term to end in July 2043 and provides approximately $33 million of lease incentives, which were included in the initial measurement of the operating lease right-of-use asset. The Company expects to utilize approximately $14 million of these lease incentives during the year ending December 31, 2027, with the remaining balance to be utilized thereafter.
The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Operating lease cost	$789	$1,243	$2,383	$3,458
Variable lease cost	1,026	916	2,997	2,732
	$1,815	$2,159	$5,380	$6,190
Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$3,513	$4,821
Right-of-use assets obtained in exchange for operating lease liabilities	3,215	1,491
Supplemental balance sheet information related to operating leases was as follows:

	September 30, 2026	December 31, 2025
Weighted-average remaining lease term	11.9 years	11.0 years
Weighted-average discount rate	6.0%	6.0%

SPS COMMERCE, INC.	15	Form 10-Q for the Quarterly Period ended September 30, 2026

Future minimum lease payments under operating leases are presented net of lease incentives deemed payable at lease commencement. At September 30, 2026, our future minimum payments under operating leases were as follows:

(in thousands)
Remainder of 2026	$1,099
2027	(11,968)
2028	1,614
2029	3,165
2030	3,140
Thereafter	25,542
Total future gross payments	22,592
Less: imputed interest	(15,968)
Total operating lease liabilities	$6,624
During the fourth quarter of 2025, we entered into an operating lease agreement for new office space in Rogers, Arkansas. The lease has not yet commenced and therefore the operating lease right-of-use asset and operating lease liability are not recorded on our unaudited condensed consolidated balance sheets as of September 30, 2026. This operating lease is expected to commence during the first quarter of 2027, with a lease term of approximately 10.75 years (129 months) and total estimated undiscounted lease payments of approximately $13.9 million.
Purchase Commitments
We have entered into separate noncancelable agreements with computing infrastructure, productivity software, customer relationship management, and performance and security data analytics vendors for services through 2030. At September 30, 2026, our remaining purchase commitments and estimated purchase timing were as follows:

(in thousands)
Remainder of 2026	$1,560
2027	15,462
2028	21,825
2029	18,089
2030	86
Total estimated future purchases	$57,022
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
Details of the programs and activity thereunder through September 30, 2026 were as follows:

(in thousands)	Effective Date	Expiration Date	Share Value Authorized for Repurchase	Share Value Repurchased	Unused & Expired Share Repurchase Value	Share Value Available for Future Repurchase
2024 Program	August 2024	July 2026	$100,000	$99,990	$10	N/A
2025 Program	December 2025	December 2027	$300,000	$163,620	N/A	$136,380

SPS COMMERCE, INC.	16	Form 10-Q for the Quarterly Period ended September 30, 2026

Share repurchases are accounted for as the trade date occurs and are reflected in the condensed consolidated financial statements at cost, including the costs incurred to acquire the shares and accrued excise taxes. Share repurchases that have not yet settled in cash are included in accounts payable in the condensed consolidated balance sheet.
The share repurchase activity by period was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except shares and per share amounts)	2026	2025	2026	2025
Number of shares repurchased	684,495	259,645	2,348,031	685,432
Total share repurchased cost	$51,233	$30,000	$149,887	$90,000
Average total cost per repurchased share	$74.85	$115.54	$63.84	$131.30
Treasury Stock Reissuance
In connection with the acquisition of Carbon6, the Company re-issued treasury shares as part of the purchase consideration (see Note B – Business Acquisitions and Other Transactions for further information).
NOTE K – Stock-Based Compensation
Our equity compensation plans include grants of incentive and nonqualified stock options, performance share units (“PSUs”), restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and deferred stock units (“DSUs”), to employees, executive officers, and non-employee directors. We also provide an employee stock purchase plan (“ESPP”) and 401(k) match to eligible participants. At September 30, 2026, there were 10.3 million shares available for grant under approved equity compensation plans.
Stock-based compensation expense was allocated in the condensed consolidated statements of comprehensive income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Cost of revenues	$3,383	$3,171	$9,787	$9,610
Operating expenses
Sales and marketing	4,086	3,486	12,345	9,270
Research and development	2,415	2,354	7,086	6,506
General and administrative	5,809	5,442	23,244	17,932
	$15,693	$14,453	$52,462	$43,318
Stock-based compensation expense by grant type or plan was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Stock options	$487	$461	$1,513	$1,482
PSUs	2,845	2,846	11,507	8,980
RSUs & DSUs	10,953	9,471	34,879	27,941
RSAs	—	—	—	113
ESPP	614	870	2,155	2,489
401(k) stock match	794	805	2,408	2,313
	$15,693	$14,453	$52,462	$43,318
As of September 30, 2026, there was $115.1 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a primarily straight-line basis over a weighted average period of 2.6 years.

SPS COMMERCE, INC.	17	Form 10-Q for the Quarterly Period ended September 30, 2026

Stock Options
Our stock option activity was as follows:

	Nine Months Ended September 30, 2026
	Options (#)	Weighted Average Exercise Price ($/share)
Outstanding, beginning of period	261,403	$121.47
Granted	134,811	58.15
Exercised	(23,652)	53.76
Forfeited	(22,788)	107.58
Outstanding, end of period	349,774	$102.55
Of the total outstanding options at September 30, 2026, 0.2 million were exercisable. The outstanding and exercisable options had a weighted average exercise price of $120.51 per share and a weighted average remaining contractual life of 2.5 years.
The weighted average grant date fair value of options granted during the nine months ended September 30, 2026, was $20.85 per share. This was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

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
Activity for our PSUs, RSUs, RSAs, and DSUs in aggregate was as follows:

	Nine Months Ended September 30, 2026
	#	Weighted Average Grant Date Fair Value ($/share)
Outstanding, beginning of period	1,006,417	$150.69
Granted	1,282,732	64.85
Vested and common stock issued	(302,233)	143.20
Forfeited	(157,418)	186.23
Outstanding, end of period	1,829,498	$88.69
The number of PSUs, RSUs, RSAs, and DSUs outstanding at September 30, 2026 included less than 0.1 million units that have vested, but the shares of common stock have not yet been issued, pursuant to the terms of the underlying agreements.

SPS COMMERCE, INC.	18	Form 10-Q for the Quarterly Period ended September 30, 2026

Employee Stock Purchase Plan
Our ESPP activity was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except shares)	2026	2025	2026	2025
Amounts for shares purchased	$397	$498	$4,718	$5,924
Shares purchased	8,049	4,303	93,137	50,282
A total of 1.4 million shares of common stock are reserved for issuance under the ESPP at September 30, 2026.
The fair value was estimated based on the market price of our common stock at the beginning of the offering period using the following assumptions:

Life (in years)	0.5
Volatility	54.8%
Dividend yield	—
Risk-free interest rate	3.7%
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
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law in the U.S., making permanent most of the expiring key provisions of the 2017 Tax Cuts and Jobs Act, including, but not limited to, U.S. corporate international tax provisions, federal bonus depreciation, and deductions for domestic research and development expenditures. We evaluated the OBBBA and estimate the 2026 impact to be primarily a reduction in cash taxes due to the accelerated deduction of previously capitalized research and experimental expenditures and the state level impact of conformity legislation passed to date. The remaining provisions of the OBBBA are not expected to have a material impact.
NOTE M – Other Income and Expense
Other income, net included the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Investment income	$1,611	$1,076	$3,973	$3,613
Realized gain (loss) from investments and foreign currency transactions	(13)	205	509	678
Other income (expense), net	(226)	(21)	292	(51)
Total other income, net	$1,372	$1,260	$4,774	$4,240

SPS COMMERCE, INC.	19	Form 10-Q for the Quarterly Period ended September 30, 2026

NOTE N – Net Income Per Share
The components and computation of basic and diluted net income per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Numerator
Net income	$30,683	$25,569	$57,276	$67,498
Denominator
Weighted average common shares outstanding, basic	35,900	37,895	36,599	37,939
Options to purchase common stock and ESPP	21	51	18	73
PSUs, RSUs, RSAs, and DSUs	288	47	123	58
Weighted average common shares outstanding, diluted	36,209	37,993	36,740	38,070
Net income per share
Basic	$0.85	$0.67	$1.56	$1.78
Diluted	$0.85	$0.67	$1.56	$1.77
The number of outstanding potential common shares that were excluded from the calculation of diluted net income per share as they were anti-dilutive was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Anti-dilutive shares	575	603	761	371

SPS COMMERCE, INC.	20	Form 10-Q for the Quarterly Period ended September 30, 2026

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

SPS COMMERCE, INC.	21	Form 10-Q for the Quarterly Period ended September 30, 2026

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

SPS COMMERCE, INC.	22	Form 10-Q for the Quarterly Period ended September 30, 2026

Results of Operations
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
The following table presents our results of operations for the periods indicated:

	Three Months Ended September 30,
	2026		2025		Change
($ in thousands)	$	% of revenue(1)	$	% of revenue(1)	$	%
Revenues	$197,647	100%	$189,904	100%	$7,743	4%
Cost of revenues	57,101	29	57,932	31	(831)	(1)
Gross profit	140,546	71	131,972	69	8,574	6
Operating expenses
Sales and marketing	43,474	22	42,322	22	1,152	3
Research and development	16,546	8	17,276	9	(730)	(4)
General and administrative	30,831	16	31,690	17	(859)	(3)
Amortization of intangible assets	9,766	5	9,493	5	273	3
Total operating expenses	100,617	51	100,781	53	(164)	—
Income from operations	39,929	20	31,191	16	8,738	28
Other income, net	1,372	1	1,260	1	112	9
Income before income taxes	41,301	21	32,451	17	8,850	27
Income tax expense	10,618	5	6,882	4	3,736	54
Net income	$30,683	16%	$25,569	13%	$5,114	20%

(1) Amounts in column may not foot due to rounding
Revenues - The increase in revenue period-over-period resulted from an increased usage of our products by our 1P recurring revenue customers.
•ARPU increased 22% to approximately $16,200 for the three months ended September 30, 2026. The increase was driven by the increased usage of our products by our 1P recurring revenue customers as well as the divestiture of our 3P revenue recovery business.
•The number of recurring revenue customers decreased 15% to approximately 46,700 at September 30, 2026. The decrease was driven by the divestiture of the 3P revenue recovery business, which resulted in a decrease of approximately 8,050 3P recurring revenue customers. As of June 30, 2026, all recurring revenue customers are 1P.
Recurring revenues increased 4% to $189.0 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. Recurring revenues accounted for 96% of our total revenues for both the three months ended September 30, 2026 and 2025. We anticipate that the number of recurring revenue customers and ARPU will increase as we execute our growth strategy focused on further penetration of our market.
Cost of Revenues - The decrease in cost of revenues was primarily attributable to a $2.7 million decrease in third-party personnel costs and a $0.4 million decrease in occupancy and software costs, partially offset by a $1.2 million increase in personnel-related costs, primarily due to higher benefits from increased claims, and by a $0.9 million increase in internally-developed software depreciation expense.
Sales and Marketing Expenses - The increase in sales and marketing expense was primarily due to a $1.1 million increase in personnel-related costs, including third-party personnel, driven by higher consulting costs for one-time projects, partially offset by lower salaries from decreased headcount. Increases in stock-based compensation were largely offset by lower partner and reseller fees.
Research and Development Expenses - The decrease in research and development expense was primarily driven by a $1.3 million decrease in personnel-related costs, including third-party personnel, due to decreased headcount, partially offset by a $0.6 million increase in hardware and software costs, driven by higher cloud and AI expenses.
General and Administrative Expenses - The decrease in general and administrative expense was primarily driven by a $1.1 million decrease in expense reflecting the timing of funding the SPS Foundation and a $0.9 million decrease in

SPS COMMERCE, INC.	23	Form 10-Q for the Quarterly Period ended September 30, 2026

expense related to expected credit losses, reflecting improved collection strategies, enhanced risk monitoring, and lower customer cancellations. These decreases were partially offset by a $0.9 million increase in personnel-related costs, primarily due to higher consulting costs supporting internal initiatives, and a $0.4 million increase in stock-based compensation expense.
Amortization of Intangible Assets - The increase in amortization expense was primarily due to the change in the estimated useful life of certain developed technology intangible assets acquired in the Carbon6 acquisition, partially offset by the normal run-off of amortization related to finite-lived intangible assets.
Other Income, Net - The increase in other income, net was primarily due to a $0.5 million increase in investment income from interest earned on a larger cash and investments balance, partially offset by a $0.2 million decrease in unrealized foreign currency gains and a $0.2 million increase in realized foreign currency losses.
Income Tax Expense - The increase in income tax expense was primarily driven by the increase in pre-tax book income and nondeductible compensation. The increase was partially offset by the tax benefits associated with foreign-derived deduction-eligible income.
Adjusted EBITDA - Adjusted EBITDA consists of net income adjusted for income tax expense, depreciation and amortization expense, stock-based compensation expense, realized gain from investments and foreign currency transactions, investment income, loss on sale of business, and other adjustments as necessary for a fair presentation. Other adjustments for the three months ended September 30, 2026, included asset disposals. Net income is the most directly comparable GAAP measure of financial performance.
The following table provides a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended September 30,
(in thousands)	2026	2025
Net income	$30,683	$25,569
Income tax expense	10,618	6,882
Depreciation and amortization of property and equipment	6,072	5,354
Amortization of intangible assets	9,766	9,493
Stock-based compensation expense	15,693	14,453
Realized loss (gain) from investments and foreign currency transactions	13	(205)
Investment income	(1,611)	(1,076)
Other	(366)	10
Adjusted EBITDA	$70,868	$60,480
Adjusted EBITDA Margin - Adjusted EBITDA Margin consists of Adjusted EBITDA divided by revenue. Margin, the comparable GAAP measure of financial performance, consists of net income divided by revenue.
The following table provides a comparison of Margin to Adjusted EBITDA Margin:

	Three Months Ended September 30,
(in thousands, except Margin and Adjusted EBITDA Margin)	2026	2025
Revenue	$197,647	$189,904

Net income	30,683	25,569
Margin	16%	13%

Adjusted EBITDA	70,868	60,480
Adjusted EBITDA Margin	36%	32%

SPS COMMERCE, INC.	24	Form 10-Q for the Quarterly Period ended September 30, 2026

Non-GAAP Income per Share - Non-GAAP income per share consists of net income adjusted for stock-based compensation expense, amortization expense related to intangible assets, realized gain from investments and foreign currency transactions, loss on sale of business, and other adjustments as necessary for a fair presentation, including for the three months ended September 30, 2026, asset disposals, and the corresponding tax impacts of the adjustments to net income, divided by the weighted average number of shares of common and diluted stock outstanding during each period. Net income per share, the most directly comparable GAAP measure of financial performance, consists of net income divided by the weighted average number of shares of common and diluted stock outstanding during each period. To quantify the tax effects, we recalculated income tax expense excluding the direct book and tax effects of the specific items constituting the non-GAAP adjustments. The difference between this recalculated income tax expense and GAAP income tax expense is presented as the income tax effect of the non-GAAP adjustments.
The following table provides a reconciliation of net income per share to non-GAAP income per share:

	Three Months Ended September 30,
(in thousands, except per share amounts)	2026	2025
Net income	$30,683	$25,569
Stock-based compensation expense	15,693	14,453
Amortization of intangible assets	9,766	9,493
Realized loss (gain) from investments and foreign currency transactions	13	(205)
Other	(366)	10
Income tax effects of adjustments	(5,628)	(6,365)
Non-GAAP income	$50,161	$42,955

Shares used to compute net income and non-GAAP income per share
Basic	35,900	37,895
Diluted	36,209	37,993

Net income per share, basic	$0.85	$0.67
Non-GAAP adjustments to net income per share, basic	0.55	0.46
Non-GAAP income per share, basic	$1.40	$1.13

Net income per share, diluted	$0.85	$0.67
Non-GAAP adjustments to net income per share, diluted	0.54	0.46
Non-GAAP income per share, diluted	$1.39	$1.13

SPS COMMERCE, INC.	25	Form 10-Q for the Quarterly Period ended September 30, 2026

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
The following table presents our results of operations for the periods indicated:

	Nine Months Ended September 30,
	2026		2025		Change
($ in thousands)	$	% of revenue(1)	$	% of revenue(1)	$	%
Revenues	$587,583	100%	$558,853	100%	$28,730	5%
Cost of revenues	175,346	30	174,672	31	674	—
Gross profit	412,237	70	384,181	69	28,056	7
Operating expenses
Sales and marketing	132,144	22	127,390	23	4,754	4
Research and development	51,420	9	51,986	9	(566)	(1)
General and administrative	103,851	18	93,598	17	10,253	11
Amortization of intangible assets	28,467	5	27,590	5	877	3
Loss on sale of business	23,454	4	—	—	23,454	n/a
Total operating expenses	339,336	58	300,564	54	38,772	13
Income from operations	72,901	12	83,617	15	(10,716)	(13)
Other income, net	4,774	1	4,240	1	534	13
Income before income taxes	77,675	13	87,857	16	(10,182)	(12)
Income tax expense	20,399	3	20,359	4	40	—
Net income	$57,276	10%	$67,498	12%	$(10,222)	(15)%

(1) Amounts in column may not foot due to rounding
Revenues - The increase in revenue period-over-period resulted from an increased usage of our products by our 1P recurring revenue customers.
•ARPU increased 5% to approximately $14,850 for the nine months ended September 30, 2026. The increase was driven by the increased usage of our products by our 1P recurring revenue customers as well as the divestiture of our 3P revenue recovery business.
•The number of recurring revenue customers decreased 15% to approximately 46,700 at September 30, 2026. The decrease was driven by the divestiture of the 3P revenue recovery business (initially acquired in February 2025 as part of the Carbon6 acquisition), which resulted in a decrease of approximately 8,050 3P recurring revenue customers. As of June 30, 2026, all recurring revenue customers are 1P.
Recurring revenues increased 6% to $563.9 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. Recurring revenues accounted for 96% and 95% of our total revenues for the nine months ended September 30, 2026 and 2025, respectively. We anticipate that the number of recurring revenue customers and ARPU will increase as we execute our growth strategy focused on further penetration of our market.
Cost of Revenues - The increase in cost of revenues was primarily driven by a $3.1 million increase in depreciation expense and a $1.4 million increase in deferred costs due to lower capitalization associated with slower hiring. These increases were partially offset by a $2.4 million decrease in personnel-related costs, including third-party personnel, and $1.3 million of lower software costs due to platform consolidation.
Sales and Marketing Expenses - The increase in sales and marketing expense was primarily driven by a $3.1 million increase in stock-based compensation expense, partially attributable to equity awards granted to executives hired in the prior year, a $2.1 million increase in third-party personnel costs, and a $0.6 million increase in sales enablement software costs. These increases were partially offset by a $1.0 million decrease in partner and reseller fees due to the divestiture.
Research and Development Expenses - The decrease in research and development expense was primarily driven by a $1.5 million decrease in personnel-related costs, reflecting lower headcount and reduced third-party personnel costs,

SPS COMMERCE, INC.	26	Form 10-Q for the Quarterly Period ended September 30, 2026

and a $0.6 million decrease in depreciation expense. These decreases were partially offset by a $1.4 million increase in hardware and software costs, attributable to higher cloud and AI costs.
General and Administrative Expenses - The increase in general and administrative expense was primarily driven by a $6.2 million increase in personnel-related costs, including third-party personnel, due to consulting costs related to internal initiatives and non-capitalizable activities supporting system implementations, and a $5.3 million increase in stock-based compensation expense, partially attributable to the contractual acceleration of equity awards upon executive retirement. Hardware and software costs also increased by $2.2 million, primarily due to higher amortization expense related to system implementations. These increases were partially offset by a $3.1 million decrease in other expenses, reflecting the timing of funding of the SPS Foundation and a decrease in sales and use tax expense.
Amortization of Intangible Assets - The increase in amortization of intangible assets was driven by an additional month of amortization related to intangible assets acquired from Carbon6 in February 2025 and the change in the estimated useful life of certain developed technology intangible assets acquired from Carbon6, partially offset by the normal run-off of amortization related to finite-lived intangible assets.
Loss on Sale of Business - The loss on sale of business was due to the divestiture of the 3P portion of the revenue recovery business. Refer to Note B – Business Acquisitions and Other Transactions for more information regarding the divestiture.
Other Income, Net - The increase in other income, net was primarily due to the remeasurement of an acquisition-related earn-out liability and higher investment income from interest earned on a larger cash and investments balance, partially offset by lower interest rates in 2026.
Income Tax Expense - Income tax expense remained relatively consistent compared to the prior year period. The decrease in pre-tax book income and the tax benefits associated with foreign-derived deduction-eligible income were offset by the reduction in tax benefits recognized from equity award exercise and settlement activity due to the fluctuations in share price.
Adjusted EBITDA - Adjusted EBITDA consists of net income adjusted for income tax expense, depreciation and amortization expense, stock-based compensation expense, realized gain from investments and foreign currency transactions, investment income, loss on sale of business, and other adjustments as necessary for a fair presentation. Other adjustments for the nine months ended September 30, 2026 included the remeasurement of an acquired earn-out liability, asset disposals, and the net impact of divestiture-related exit and disposal activity. Net income is the most directly comparable GAAP measure of financial performance.
The following table provides a reconciliation of net income to Adjusted EBITDA:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Net income	$57,276	$67,498
Income tax expense	20,399	20,359
Depreciation and amortization of property and equipment	18,056	15,302
Amortization of intangible assets	28,467	27,590
Stock-based compensation expense	52,462	43,318
Realized gain from investments and foreign currency transactions	(509)	(678)
Investment income	(3,973)	(3,613)
Loss on sale of business	23,454	—
Other	(201)	1,129
Adjusted EBITDA	$195,431	$170,905
Adjusted EBITDA Margin - Adjusted EBITDA Margin consists of Adjusted EBITDA divided by revenue. Margin, the comparable GAAP measure of financial performance, consists of net income divided by revenue.

SPS COMMERCE, INC.	27	Form 10-Q for the Quarterly Period ended September 30, 2026

The following table provides a comparison of Margin to Adjusted EBITDA Margin:

	Nine Months Ended September 30,
(in thousands, except Margin and Adjusted EBITDA Margin)	2026	2025
Revenue	$587,583	$558,853

Net income	57,276	67,498
Margin	10%	12%

Adjusted EBITDA	195,431	170,905
Adjusted EBITDA Margin	33%	31%
Non-GAAP Income per Share - Non-GAAP income per share consists of net income adjusted for stock-based compensation expense, amortization expense related to intangible assets, realized gain from investments and foreign currency transactions, loss on sale of business, and other adjustments as necessary for a fair presentation, including for the nine months ended September 30, 2026, the remeasurement of an acquired earn-out liability, asset disposals, net impact of divestiture-related exit and disposal activity, and the corresponding tax impacts of the adjustments to net income, divided by the weighted average number of shares of common and diluted stock outstanding during each period. Net income per share, the most directly comparable GAAP measure of financial performance, consists of net income divided by the weighted average number of shares of common and diluted stock outstanding during each period. To quantify the tax effects, we recalculated income tax expense excluding the direct book and tax effects of the specific items constituting the non-GAAP adjustments. The difference between this recalculated income tax expense and GAAP income tax expense is presented as the income tax effect of the non-GAAP adjustments.
The following table provides a reconciliation of net income per share to non-GAAP income per share:

	Nine Months Ended September 30,
(in thousands, except per share amounts)	2026	2025
Net income	$57,276	$67,498
Stock-based compensation expense	52,462	43,318
Amortization of intangible assets	28,467	27,590
Realized gain from investments and foreign currency transactions	(509)	(678)
Loss on sale of business	23,454	—
Other	(201)	1,129
Income tax effects of adjustments	(23,277)	(19,935)
Non-GAAP income	$137,672	$118,922

Shares used to compute net income and non-GAAP income per share
Basic	36,599	37,939
Diluted	36,740	38,070

Net income per share, basic	$1.56	$1.78
Non-GAAP adjustments to net income per share, basic	2.20	1.35
Non-GAAP income per share, basic	$3.76	$3.13

Net income per share, diluted	$1.56	$1.77
Non-GAAP adjustments to net income per share, diluted	2.19	1.35
Non-GAAP income per share, diluted	$3.75	$3.12

SPS COMMERCE, INC.	28	Form 10-Q for the Quarterly Period ended September 30, 2026

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
A critical accounting policy or estimate is one that is both material to the presentation of our financial statements and requires us to make difficult, subjective, or complex judgments relating to uncertain matters that could have a material effect on our financial condition and results of operations. Accordingly, we believe that our policies for revenue recognition, internally developed software, business combinations, and the useful lives of long-lived assets, including acquired intangible assets, are the most critical to fully understand and evaluate our financial condition and results of operations.
We amortize our finite-lived intangible assets, which consist primarily of customer relationships and developed technology, on a straight-line basis over their estimated useful lives. Determining the useful life of an intangible asset requires significant management judgment and an analysis of all pertinent factors, including the expected use of the asset, legal, regulatory, or contractual provisions, and the effects of obsolescence, known technological advances, demand, and competition. We evaluate the remaining useful lives of these assets each reporting period to determine whether events and circumstances warrant a revision. If the underlying assumptions governing the amortization of an intangible asset were later determined to have significantly changed, we may be required to adjust the amortization period to reflect a new estimate of its useful life, which would increase or decrease the annual amortization charge associated with the asset.
Effective September 1, 2026, we revised the estimated remaining useful life of certain developed technology intangible assets acquired in the Carbon6 acquisition and related internally developed software. In connection with the planned consolidation of our revenue recovery offerings onto a single platform, we expect the acquired technology to cease being used in mid-2027 and revised its remaining useful life accordingly. The revision was accounted for prospectively as a change in accounting estimate and increased amortization of intangible assets and internally developed software by $1.3 million for the three and nine months ended September 30, 2026 decreasing net income by $0.9 million, or $0.03 per basic and diluted share. We expect the revision to increase amortization of intangible assets and internally developed software by approximately $4.0 million in the fourth quarter of 2026 and $6.9 million in 2027.
For additional information regarding our critical accounting policies and estimates, see the discussion under "Critical Accounting Policies and Estimates" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC.
Liquidity and Capital Resources
Sources of Liquidity
As of September 30, 2026, our principal sources of liquidity were cash and cash equivalents and short-term investments of $183.5 million and net accounts receivable of $66.2 million. Our investments are selected in accordance with our investment policy, with a goal to preserve principal, provide liquidity, and maximize income consistent with minimizing risk of material loss. Our cash equivalents and short-term investments are generally held in highly liquid money market funds and commercial paper.
Statements of Cash Flows Summary
The summary of activity within the condensed consolidated statements of cash flows was as follows:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Net cash provided by operating activities	$185,664	$132,919
Net cash used in investing activities	(41,922)	(161,501)
Net cash used in financing activities	(141,452)	(80,151)

SPS COMMERCE, INC.	29	Form 10-Q for the Quarterly Period ended September 30, 2026

Operating Activities
The increase in cash provided by operating activities from the nine months ended September 30, 2025 to the nine months ended September 30, 2026 was primarily due to a $12.8 million increase in net income adjusted for non-cash items. Additionally, fluctuations in operating assets and liabilities resulted in an increase of $40.0 million driven by changes in the amount and timing of settlements.
Investing Activities
The decrease in cash used in investing activities from the nine months ended September 30, 2025 to the nine months ended September 30, 2026 was primarily due to cash used in the prior year to acquire a business of $142.6 million partially offset by $29.4 million of net cash used to purchase investments in the current year.
Financing Activities
The increase in cash used in financing activities from the nine months ended September 30, 2025 to the nine months ended September 30, 2026 was primarily due to an increase in cash used for share repurchases of $57.6 million year-over-year to continue to deliver shareholder value.
Contractual and Commercial Commitment Summary
Our contractual obligations and commercial commitments as of September 30, 2026 are summarized below:

	Payments Due by Period
(in thousands)	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Operating lease obligations(1)	$(10,990)	$4,110	$6,195	$23,277	$22,592
Purchase commitments	15,808	41,128	86	—	57,022
Total	$4,818	$45,238	$6,281	$23,277	$79,614
(1) Operating lease obligations include imputed interest and are presented net of lease incentives deemed payable at lease commencement. We expect to utilize approximately $14 million of the available lease incentives under the sixth amendment to our current headquarters lease during the year ending December 31, 2027, with the approximately remaining $19 million to be utilized thereafter.
During the fourth quarter of 2025, we entered into an operating lease agreement for new office space in Rogers, Arkansas. The lease has not yet commenced and therefore the operating lease right-of-use asset and operating lease liability are not recorded on our unaudited condensed consolidated balance sheets as of September 30, 2026. This operating lease is

SPS COMMERCE, INC.	30	Form 10-Q for the Quarterly Period ended September 30, 2026

expected to commence during the first quarter of 2027, with a lease term of approximately 10.75 years (129 months) and total estimated undiscounted lease payments of approximately $13.9 million.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity Risk
The principal objectives of our investment activities are to preserve principal, provide liquidity, and maximize income consistent with minimizing risk of material loss. We are exposed to market risk related to changes in interest rates. We may choose based on our investment strategy to hold cash, cash equivalents, and investments in interest-bearing or non-interest-bearing accounts. Based upon a sensitivity model, an immediate hypothetical 50-basis point change in interest rates on interest-bearing balances at September 30, 2026, would have resulted in a $0.2 million impact on our investment income included in net income for the three months ended September 30, 2026. We do not enter into investments for trading or speculative purposes. We did not have any variable interest rate outstanding debt as of September 30, 2026.
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
Our sales are primarily denominated in U.S. dollars. Our expenses are generally denominated in the local currencies in which our operations are located. As of September 30, 2026, we maintained 9% of our total cash, cash equivalents, and short-term investments in foreign currencies. Based upon a sensitivity model, an immediate hypothetical 10% unfavorable change in all foreign currency exchange rates would have resulted in a $1.7 million impact on our cash, cash equivalents, and short-term investments held in currencies other than the U.S. dollar as of September 30, 2026.
We have not used any forward contracts or currency borrowings to hedge our exposure to foreign currency exchange risk, although we may do so in the future.

SPS COMMERCE, INC.	31	Form 10-Q for the Quarterly Period ended September 30, 2026

During the three and nine months ended September 30, 2026, inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are continuing a phased implementation of new enterprise systems for financial and human capital management to update our existing core systems. We will continue to evaluate each quarter whether there are changes that materially affect our internal control over financial reporting.

SPS COMMERCE, INC.	32	Form 10-Q for the Quarterly Period ended September 30, 2026

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(c) Share Repurchases
Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
July 1 - 31, 2026	272,903	$63.18	272,903	$169,139,000
August 1 - 31, 2026	218,800	77.96	218,800	152,080,000
September 1 - 30, 2026	192,792	81.43	192,792	136,380,000
Total	684,495	$73.05	684,495	$136,380,000
For more information regarding our share repurchase programs, refer to Note J to our condensed consolidated financial statements, included in Part I of this Quarterly Report on Form 10-Q.
Item 3.    Defaults Upon Senior Securities
Not Applicable.
Item 4.    Mine Safety Disclosures
Not Applicable.
Item 5.    Other Information
Insider Adoption or Termination of Trading Arrangements
During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

SPS COMMERCE, INC.	33	Form 10-Q for the Quarterly Period ended September 30, 2026

Item 6.    Exhibits

Number	Description
3.1	Tenth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on May 16, 2024).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Form 10-K filed with the SEC on February 21, 2023).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T (filed herewith). The XBRL instance document does not appear in the Interactive Data File because its tags are embedded within the Inline XBRL document.

104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL.

SPS COMMERCE, INC.	34	Form 10-Q for the Quarterly Period ended September 30, 2026

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 29, 2026	SPS COMMERCE, INC.

/s/ JOSEPH DEL PRETO
Joseph Del Preto
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

SPS COMMERCE, INC.	35	Form 10-Q for the Quarterly Period ended September 30, 2026